Form 10-Q
period 1996-06-30
INDUSTRIAL HOLDINGS INC
filed 1996-07-29
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19580

                            INDUSTRIAL HOLDINGS, INC.
             (exact name of registrant as specified in its charter)

                                      TEXAS
                          (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                                   76-0289495
                                  (IRS EMPLOYER
                               IDENTIFICATION NO.)

                       7135 ARDMORE, HOUSTON, TEXAS 77054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 747-1025
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At July 29, 1996, there were 3,756,162 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX

PART I       FINANCIAL INFORMATION                                          PAGE
                                                                             NO.
             Item 1.      Financial Statements

                          Consolidated Balance Sheets at June 30, 1996
                          and December 31, 1995                               1

                          Consolidated Statements of Income for
                          the Quarters ended June 30, 1996 and 1995           2

                          Consolidated Statements of Income for
                          the Six Months ended June 30, 1996 and 1995         3

                          Consolidated Statements of Cash Flows for
                          the Six Months ended June 30, 1996 and 1995         4

                          Notes to Consolidated Financial Statements          5

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                          6

   PART II OTHER INFORMATION

             Item 1.      Legal Proceedings                                   9

             Item 2.      Changes in Securities (no response required)

             Item 3.      Defaults upon Senior Securities
                          (no response required)

             Item 4.      Submission of Matters to a Vote of
                          Security Holders                                    9

             Item 5.      Other Information (no response required)

             Item 6.      Exhibits and reports on Form 8-K                    9

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                         June 30     December 31
                                                           1996          1995
                                                       -----------   -----------
                ASSETS

Current assets:
   Cash and equivalents ............................   $   244,793   $   428,430
   Accounts receivable - trade, net ................     6,729,562     5,640,253
   Inventories .....................................     9,345,904     7,945,871
   Equipment held for sale .........................       100,000       275,000
   Advances to shareholders ........................        17,436        65,210
   Notes receivable, current portion ...............       306,627       259,452
   Other current assets ............................       425,055       267,330
                                                       -----------   -----------

        Total current assets .......................    17,169,377    14,881,546

Property and equipment, net ........................     9,683,180     9,125,422
Notes receivable ...................................     1,277,748     1,475,956
Other assets .......................................       119,458       127,658
Goodwill, net ......................................     1,875,605     1,882,974
                                                       -----------   -----------


        Total assets ...............................   $30,125,368   $27,493,556
                                                       ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable ...................................   $ 6,668,030   $ 6,688,570
   Accounts payable - trade ........................     5,688,520     4,748,339
   Accrued expenses and other ......................       914,015     1,213,176
   Current portion of long-term debt ...............       988,851       772,858
                                                       -----------   -----------

            Total current liabilities ..............    14,259,416    13,422,943

Long-term debt, less current portion ...............     5,001,834     5,890,849
Deferred income taxes payable ......................       863,227       576,771
                                                       -----------   -----------

        Total liabilities ..........................    20,124,477    19,890,563
                                                       -----------   -----------
Shareholders' equity:
   Common stock, $.01 par value, 7,500,000
       shares authorized 3,641,162 and 3,091,162
         shares issued and outstanding .............        36,412        30,912
   Additional paid-in capital ......................     9,389,994     7,553,662
   Retained earnings ...............................       574,485        18,419
                                                       -----------   -----------

        Total shareholders' equity .................    10,000,891     7,602,993
                                                       -----------   -----------

Total liabilities and shareholders' equity .........   $30,125,368   $27,493,556
                                                       ===========   ===========

                 See notes to consolidated financial statements.

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Quarter ended June 30
                                                     1996              1995
                                                 ------------      ------------

Sales ......................................     $ 13,612,320      $  9,316,893

Cost of sales ..............................       10,639,739         7,167,823
                                                 ------------      ------------

Gross profit ...............................        2,972,581         2,149,070

Operating expenses
   Selling, general and administrative .....        2,089,506         1,661,627
   Depreciation and amortization ...........           95,244            99,396
                                                 ------------      ------------

        Total operating expenses ...........        2,184,750         1,761,023

Income from operations .....................          787,831           388,047

Other income (expenses)
   Interest expense ........................         (329,880)         (248,648)
   Other income ............................           25,828            36,865
                                                 ------------      ------------

        Total other income (expenses) ......         (304,052)         (211,783)
                                                 ------------      ------------

Income before income taxes .................          483,779           176,264

Income tax expense .........................          164,484            23,733
                                                 ------------      ------------

Net income .................................     $    319,295      $    152,531
                                                 ============      ============

Earnings per share .........................     $        .07      $        .05
                                                 ============      ============

                 See notes to consolidated financial statements.

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Six Months ended June 30
                                                     1996              1995
                                                 ------------      ------------

Sales ......................................     $ 25,627,328      $ 19,722,795

Cost of sales ..............................       19,936,905        15,530,349
                                                 ------------      ------------

Gross profit ...............................        5,690,423         4,192,446

Operating expenses
   Selling, general and administrative .....        4,032,846         3,226,207
   Depreciation and amortization ...........          186,868           200,287
                                                 ------------      ------------

        Total operating expenses ...........        4,219,714         3,426,494

Income from operations .....................        1,470,709           765,952

Other income
   Interest expense ........................         (678,221)         (486,175)
   Other income ............................           50,031           108,650
                                                 ------------      ------------

        Total other income (expenses) ......         (628,190)         (377,525)

Income before income taxes .................          842,519           388,427

Income tax expense .........................          286,456            34,341
                                                 ------------      ------------

Net income .................................     $    556,063      $    354,086
                                                 ============      ============

Earnings per share .........................     $        .14      $        .12
                                                 ============      ============

                 See notes to consolidated financial statements.

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months ended June 30
                                                                        1996           1995
                                                                    -----------    -----------
Cash flows from operating activities:
   Net income ...................................................   $   556,063    $   354,086
   Adjustments to reconcile net income
   to net cash provided (used) by operating
   activities:
      Depreciation and amortization .............................       641,863        406,776
      Deferred income tax provision .............................       286,456         34,341
      Loss on sales of equipment ................................                        7,120
      Changes in current assets and liabilities:
        Accounts receivable and advances to
          shareholders ..........................................    (1,050,358)      (881,562)
        Inventory ...............................................    (1,400,033)        81,575
        Notes receivable ........................................       151,033         51,541
        Other current assets ....................................      (149,525)      (178,159)
        Accounts payable and accrued expenses ...................       641,020        300,272
                                                                    -----------    -----------
          Net cash provided (used) by
          operating activities ..................................      (323,481)       175,990

Cash flows from investing activities:
   Purchase of property and equipment ...........................      (932,743)      (349,704)
   Purchase of Milford ..........................................       (19,000)
   Additional consideration paid to former
    shareholders of LEC .........................................       (99,320)       (88,515)
                                                                    -----------    -----------
       Net cash used by investing activities ....................    (1,051,063)      (438,219)
                                                                    -----------    -----------

Cash flows from financing activities:
   Net borrowings under revolving
    line of credit ..............................................       876,131        285,086
   Proceeds from long-term debt .................................       184,422
   Principal payments on notes payable,
    long-term debt and capital lease obligations ................      (950,015)      (145,886)
   Proceeds from issuance of common stock .......................     1,080,369
                                                                    -----------    -----------
            Net cash provided by
             financing activities ...............................     1,190,907        139,200
                                                                    -----------    -----------
Net decrease in cash and equivalents ............................      (183,637)      (123,029)
Cash and equivalents, beginning of period .......................       428,430        188,627
                                                                    -----------    -----------

Cash and equivalents, end of period .............................   $   244,793    $    65,598
                                                                    ===========    ===========

Non-cash financing activities:
   Debt conversion to equity ....................................   $   804,100

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest ................................................   $   267,020    $   259,856
        Income taxes ............................................       145,000

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1996

NOTE A      BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B      INVENTORY

            Inventory consists of the following:

                                               June 30          December 31
                                                 1996               1995
                                            -------------      -------------
Raw materials                               $   1,220,205      $     593,396
Finished goods                                  6,818,586          6,246,340
Other                                           1,307,113          1,106,135
                                            -------------      -------------

                                            $   9,345,904      $   7,945,871
                                            =============      =============

NOTE C      RECLASSIFICATION

            Reclassifications of amounts have been made from selling, general and administrative expenses to cost of sales for the quarter and six months ended June 30, 1995 to conform to the classification in the quarter and six months ended June 30, 1996.

                                     PART I
                              FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The financial information in the following discussion of Industrial Holdings, Inc. (including its subsidiaries, the "Company"), includes the operating results of Industrial Holdings, Inc. ("IHI") and its subsidiaries. The Company's business is organized into two divisions: the Fastener Manufacturing and Sales Division, comprised of Landreth Engineering Company ("LEC") and Connecticut Rivet ("C Rivet"), acquired December 1995 and the Energy Products and Services Division comprised of the Valve and Supplies Sales Group which includes Pipeline Valve Specialty ("PVS") and Industrial Municipal Supply Company ("IMSCO"); the New Machine Sales and Services Group which includes Regal Machine Tools ("Regal") and Rex Machinery Movers ("RMM"); the Export Crating Group which includes U.S. Crating ("USC"); and the Used Machine Sales Group which includes Rex/Paul's Machine Sales ("RPMS").

            RESULTS OF OPERATIONS

            QUARTER ENDED JUNE 30, 1996 COMPARED WITH QUARTER ENDED
            JUNE 30, 1995.

            SALES. On a consolidated basis, sales increased $4,295,427 or 46% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. This increase was primarily the result of the acquisition of C Rivet and the inclusion of a full quarter of its operating results coupled with an increase in sales of machine tools by Regal.

            COST OF SALES. Cost of sales increased $3,471,916 or 48% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995, primarily as a result of the increase in sales described in the preceding paragraph.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $427,879 or 26% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. This increase is primarily attributable to the acquisition of C Rivet and the inclusion of a full quarter of its operating results.

            DEPRECIATION AND AMORTIZATION EXPENSE. There was no significant change in depreciation and amortization included in operating expenses for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

            INTEREST EXPENSE. Interest expense increased $81,232 or 33% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 primarily as a result of debt incurred in the acquisition of C Rivet.

            INCOME TAXES. The Company's effective tax rate was 34% for the quarter ended June 30, 1996 compared to 13.5% for the quarter ended June 30, 1995. In the quarter ended June 30, 1996, there was no adjustment to the deferred tax asset valuation allowance compared to a $36,000 reduction in the valuation allowance in the quarter ended June 30, 1995.

            SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

            SALES. On a consolidated basis, sales increased $5,904,533 or 30% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This sales increase was primarily the result of the acquisition of C Rivet and the inclusion of a full six months of its operating results coupled with an increase in sales of machine tools by Regal. Additionally, the six months ended June 30, 1995 included $1,036,580 in low margin wire sales by LEC to C Rivet prior to its acquisition by LEC.

            COST OF SALES. Cost of sales increased by $4,406,556 or 28% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, primarily as a result of the increase in sales for the comparable period.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $806,639 or 25% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is primarily attributable to the acquisition of C Rivet and the inclusion of a full six months of its operating results.

            DEPRECIATION AND AMORTIZATION. There was no significant change in depreciation and amortization for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

            INTEREST EXPENSE. Interest expense increased $192,046 or 40% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily as a result of debt incurred in the acquisition of C Rivet.

            INCOME TAXES. The Company's effective tax rate was 34% for the quarter ended June 30, 1996 compared to 9% for the quarter ended June 30, 1995. In the quarter ended June 30, 1996, there was no adjustment to the deferred tax asset valuation allowance compared to a $98,000 reduction in the valuation allowance in the quarter ended June 30, 1995.

            NET INCOME. As a result of the foregoing factors, the Company had net income of $556,063 for the six months ended June 30, 1996 compared to $354,086 for the six months ended June 30, 1995. This increase was primarily attributable to the acquisition of C Rivet and increased sales at Regal.

            TOTAL ASSETS. Total assets were $30,125,368 at June 30, 1996 compared to $27,493,556 at December 31, 1995. This increase was primarily attributable to an increase in accounts receivable and inventory as a result of the acquisition of C Rivet in December 1995 in which no accounts receivable and below average operating levels of inventory were acquired and at which accounts receivable and inventory have reached average operating levels at June 30, 1996.

            TOTAL LIABILITIES. Total liabilities were $20,124,477 at June 30, 1996 compared to $19,890,561 at December 31, 1995. This increase was primarily attributable to increased trade accounts payable as a result of the acquisition of C Rivet in which below average operating levels of accounts payable were assumed and at which accounts payable have reached average operating levels at June 30, 1996.

            LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1996, the Company had cash of $244,793 and additional borrowing capacity under its line of credit of $1,329,575. The Company's operations used cash of $323,481 during the six months ended June 30, 1996 compared to providing cash of $175,990 during the six months ended June 30, 1995. This increased use of cash was primarily attributable to increases in accounts receivable and inventory as a result of the acquisition of C Rivet.

            Capital expenditures for property and equipment increased 167% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily as a result of the purchase of new equipment and leasehold improvements for the Company's fastener manufacturing operations.

            Financing activities provided cash of $1,190,907 for the six months ended June 30, 1996 compared to $139,200 for the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company used $1,080,369 in proceeds from the issuance of common stock to repay long-term debt and purchase property and equipment for its fastener division. Additionally, net borrowing under the revolving line of credit increased as a result of borrowings by C Rivet to fund increases in working capital.

            At June 30, 1996, the Company had working capital of $2,909,961, long-term debt of $5,001,834 and shareholders' equity of $10,000,891. The Company anticipates that its operating cash needs for fiscal 1996 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas. and private placements of debt securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

               The Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liability, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of  Security Holders.

               (a) The annual meeting of the shareholders of the Company was held on June 28, 1996.

               (b) The following persons were elected at that meeting as Class II Directors to serve until the third annual meeting of shareholders following their election:


                                                   NUMBER  OF  VOTES
               NAME OF NOMINEE                 FOR                  AGAINST
               ---------------               ---------              -------
               William J. Argeroplos         2,776,361               5,360
               John P. Madden                2,765,561               6,160


Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibit 11 - Earnings per Share

               (b)    Reports on Form 8-K

                      1. The Company amended its Current Report on Form 8-K dated December 7, 1995 to include the Statements of Assets Sold and Liabilities Assumed and Direct Revenues and Direct Expenses of the MRMC, Inc. Fastener Division as of and for the three years ended June 30, 1995 and the quarter ended September 30, 1995.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INDUSTRIAL HOLDINGS, INC.

  Date:  July 29, 1996                       By: /s/ CHRISTINE A. SMITH
                                                     Christine A. Smith
                                                     Chief Financial Officer and
                                                     Vice President