Form 10-Q
period 1996-09-30
INDUSTRIAL HOLDINGS INC
filed 1996-11-14
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19580

                            INDUSTRIAL HOLDINGS, INC.
             (exact name of registrant as specified in its charter)

          TEXAS                                                  76-0289495
(STATE OR OTHER JURISDICTION                                   (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


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

        At November 14, 1996, there were 4,219,580 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Consolidated Balance Sheets at September 30, 1996
                and December 31, 1995 ......................................   1

                Consolidated Statements of Income for
                the Quarters ended September 30, 1996 and 1995 .............   2

                Consolidated Statements of Income for
                the Nine Months ended September 30, 1996 and 1995 ..........   3

                Consolidated Statements of Cash Flows for
                the Nine Months ended September 30, 1996 and 1995 ..........   4

                Notes to Consolidated Financial Statements .................   5

        Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..............   6

PART II OTHER INFORMATION

        Item 1.Legal Proceedings ...........................................   9

        Item 2.Changes in Securities (no response required)

        Item 3.Defaults upon Senior Securities
               (no response required)

        Item 4.Submission of Matters to a Vote of
               Security Holders ............................................   9

        Item 5.Other Information (no response required)

        Item 6.Exhibits and reports on Form 8-K ............................   9

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     September 30    December 31
                                                         1996            1995
                                                       -----------   -----------
               ASSETS

Current assets:
   Cash and equivalents ............................   $ 1,131,091   $   428,430
   Accounts receivable - trade, net ................     6,026,847     5,640,253
   Inventories .....................................     8,781,641     7,945,871
   Equipment held for sale .........................       100,000       275,000
   Advances to shareholders ........................        17,436        65,210
   Notes receivable, current portion ...............       284,058       259,452
   Other current assets ............................       494,726       267,330
                                                       -----------   -----------

        Total current assets .......................    16,835,799    14,881,546

Property and equipment, net ........................    10,258,069     9,125,422
Notes receivable ...................................     1,249,150     1,475,956
Other assets .......................................       151,698       127,658
Goodwill, net ......................................     1,830,758     1,882,974
                                                       -----------   -----------


        Total assets ...............................   $30,325,474   $27,493,556
                                                       ===========   ===========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable ...................................   $ 6,500,295   $ 6,688,570
   Accounts payable - trade ........................     4,609,891     4,748,339
   Accrued expenses and other ......................     1,049,947     1,213,176
   Current portion of long-term debt ...............     1,135,751       772,858
                                                       -----------   -----------

            Total current liabilities ..............    13,295,884    13,422,943

Long-term debt, less current portion ...............     4,252,190     5,890,849
Deferred income taxes payable ......................       819,120       576,771
                                                       -----------   -----------

        Total liabilities ..........................    18,367,194    19,890,563
                                                       -----------   -----------

Shareholders' equity:
   Common stock, $.01 par value, 20,000,000
       shares authorized 4,081,580 and 3,091,162
         shares issued and outstanding .............        40,816        30,912
   Additional paid-in capital ......................    11,134,824     7,553,662
   Retained earnings ...............................       782,640        18,419
                                                       -----------   -----------

        Total shareholders' equity .................    11,958,280     7,602,993
                                                       -----------   -----------

Total liabilities and shareholders' equity .........   $30,325,474   $27,493,556
                                                       ===========   ===========

                 See notes to consolidated financial statements.

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Quarter ended September 30
                                                     1996               1995
                                                 ------------      ------------


Sales ......................................     $ 12,870,367      $  9,072,490

Cost of sales ..............................       10,037,865         6,978,432
                                                 ------------      ------------

Gross profit ...............................        2,832,502         2,094,058

Operating expenses
   Selling, general and administrative .....        2,152,545         1,634,198
   Depreciation and amortization ...........          106,557           107,740
                                                 ------------      ------------

        Total operating expenses ...........        2,259,102         1,741,938

Income from operations .....................          573,400           352,120

Other income (expenses)
   Interest expense ........................         (282,119)         (240,826)
   Other income ............................           41,097            57,231
                                                 ------------      ------------

        Total other income (expenses) ......         (241,022)         (183,595)
                                                 ------------      ------------

Income before income taxes .................          332,378           168,525

Income tax expense .........................          126,584            38,708
                                                 ------------      ------------

Net income .................................     $    205,794      $    129,817
                                                 ============      ============

Earnings per share .........................     $        .05      $        .04
                                                 ============      ============

                 See notes to consolidated financial statements.

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Nine Months ended September 30
                                                      1996              1995
                                                 ------------      ------------


Sales ......................................     $ 38,497,695      $ 28,795,285

Cost of sales ..............................       29,974,770        22,508,781
                                                 ------------      ------------

Gross profit ...............................        8,522,925         6,286,504

Operating expenses
   Selling, general and administrative .....        6,185,391         4,860,405
   Depreciation and amortization ...........          293,425           308,027
                                                 ------------      ------------

        Total operating expenses ...........        6,478,816         5,168,432

Income from operations .....................        2,044,109         1,118,072

Other income
   Interest expense ........................         (960,340)         (726,998)
   Other income ............................           93,492           165,881
                                                 ------------      ------------

        Total other income (expenses) ......         (866,848)         (561,117)

Income before income taxes .................        1,177,261           556,955

Income tax expense .........................          413,040            73,049
                                                 ------------      ------------

Net income .................................     $    764,221      $    483,906
                                                 ============      ============

Earnings per share .........................     $        .19      $        .16
                                                 ============      ============

                 See notes to consolidated financial statements.

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Nine Months ended September 30
                                                          1996           1995
                                                     -----------    -----------

Cash flows from operating activities:
   Net income .....................................  $   764,221    $   483,906
   Adjustments to reconcile net income
       to net cash provided (used) by operating
       activities:
      Depreciation and amortization ...............      912,348        621,324
      Deferred income tax provision ...............      242,349         73,049
      Loss on sales of equipment ..................       14,768
      Changes in current assets and liabilities:
        Accounts receivable and advances to
          shareholders ............................     (347,643)      (898,502)
        Inventory .................................     (835,770)       (68,515)
        Notes receivable ..........................      202,200          5,688
        Other current assets ......................     (251,436)      (159,067)
        Accounts payable and accrued expenses .....     (301,677)       272,329
                                                     -----------    -----------
          Net cash provided by operating activities      384,592        344,980

Cash flows from investing activities:
   Purchase of property and equipment .............   (1,752,269)      (496,211)
   Additional consideration paid to former
      shareholders of LEC and PVS .................      (99,396)      (202,629)
                                                     -----------    -----------
       Net cash used by investing activities ......   (1,851,665)      (698,840)
                                                     -----------    -----------

Cash flows from financing activities:
   Net borrowings under revolving
         line of credit ...........................      708,396         86,446
   Proceeds from long-term debt ...................      468,361
   Principal payments on notes payable,
       long-term debt and capital lease obligations   (1,021,698)      (103,301)
   Proceeds from issuance of common stock .........    2,014,675        261,300
                                                     -----------    -----------
      Net cash provided by financing activities ...    2,169,734        244,445
                                                     -----------    -----------
Net increase (decrease) in cash and equivalents ...      702,661       (109,415)
Cash and equivalents, beginning of period .........      428,430        188,627
                                                     -----------    -----------

Cash and equivalents, end of period ...............  $ 1,131,091    $    79,212
                                                     ===========    ===========

Non-cash financing activities:
   Debt converted to equity .......................  $ 1,619,100

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE A      BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B      INVENTORY

            Inventory consists of the following:

                                                September 30         December 31
                                                     1996                 1995
                                                 ----------           ----------

Raw materials ........................           $  984,715           $  593,396
Finished goods .......................            6,496,077            6,246,340
Other ................................            1,300,849            1,106,135
                                                 ----------           ----------

                                                 $8,781,641           $7,945,871
                                                 ==========           ==========

NOTE C      RECLASSIFICATION

            Reclassifications of amounts have been made from selling, general and administrative expenses to cost of sales for the quarter and nine months ended September 30, 1995 to conform to the classification in the quarter and nine months ended September 30, 1996.

                                     PART I
                              FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The financial information in the following discussion of Industrial Holdings, Inc. (including its subsidiaries, the "Company"), includes the operating results of Industrial Holdings, Inc. ("IHI") and its subsidiaries. The Company's business is organized into two divisions: the Fastener Manufacturing and Sales Division, comprised of Landreth Engineering Company ("LEC") and Connecticut Rivet ("CRivet"), acquired December 1995, and the Energy Products and Services Division comprised of the Valve and Supplies Sales Group which includes Pipeline Valve Specialty ("PVS") and Industrial Municipal Supply Company ("IMSCO"); the New Machine Sales and Services Group which includes Regal Machine Tools ("Regal") and Rex Machinery Movers ("RMM"); the Export Crating Group which includes U.S. Crating ("USC"); and the Used Machine Sales Group which includes Rex/Paul's Machine Sales ("RPMS"). Regal, RMM, USC and RPMS comprise the Rex Group ("Rex").

        RESULTS OF OPERATIONS

        QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1995.

        SALES. On a consolidated basis, sales increased $3,797,877 or 42% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This increase was primarily the result of the acquisition of CRivet and the inclusion of a full quarter of its operating results coupled with an increase in sales of machine tools by Regal.

        COST OF SALES. Cost of sales increased $3,059,433 or 44% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995, primarily as a result of the increase in sales described in the preceding paragraph.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $518,347 or 32% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This increase is primarily attributable to the acquisition of CRivet and the inclusion of a full quarter of its operating results.

        DEPRECIATION AND AMORTIZATION EXPENSE. There was no significant change in depreciation and amortization included in operating expenses for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995.

        INTEREST EXPENSE. Interest expense increased $41,293 or 17% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 primarily as a result of debt incurred in the acquisition of CRivet.

        INCOME TAXES. The Company's effective tax rate was 38% for the quarter ended September 30, 1996 compared to 23% for the quarter ended September 30, 1995. In the quarter ended September 30, 1996, there was no adjustment to the deferred tax asset valuation allowance compared to a $18,000 reduction in the valuation allowance in the quarter ended September 30, 1995.

        NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

        SALES. On a consolidated basis, sales increased $9,702,410 or 34% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This sales increase was primarily the result of the acquisition of CRivet and the inclusion of a full nine months of its operating results coupled with an increase in sales of machine tools by Regal. Additionally, the nine months ended September 30, 1995 included $1,036,580 in low margin wire sales by LEC to CRivet prior to its acquisition by LEC.

        COST OF SALES. Cost of sales increased by $7,465,989 or 33% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, primarily as a result of the increase in sales for the comparable period.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,324,986 or 27% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is primarily attributable to the acquisition of CRivet and the inclusion of a full nine months of its operating results.

        DEPRECIATION AND AMORTIZATION. There was no significant change in depreciation and amortization for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

        INTEREST EXPENSE. Interest expense increased $233,342 or 32% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily as a result of debt incurred in the acquisition of CRivet.

        INCOME TAXES. The Company's effective tax rate was 35% for the quarter ended September 30, 1996 compared to 13% for the quarter ended September 30, 1995. In the quarter ended September 30, 1996, there was no adjustment to the deferred tax asset valuation allowance compared to a $116,000 reduction in the valuation allowance in the quarter ended September 30, 1995.

        NET INCOME. As a result of the foregoing factors, the Company had net income of $764,221 for the nine months ended September 30, 1996 compared to $483,906 for the nine months ended September 30, 1995. This increase was primarily attributable to the acquisition of CRivet and increased sales at Regal.

        TOTAL ASSETS. Total assets were $30,325,474 at September 30, 1996 compared to $27,493,556 at December 31, 1995. This increase was primarily attributable to an increase in accounts receivable and inventory as a result of the acquisition of CRivet in December 1995 in which no accounts receivable and below average operating levels of inventory were acquired and at which accounts receivable and inventory have reached average operating levels at September 30, 1996.

        TOTAL LIABILITIES. Total liabilities were $18,367,194 at September 30, 1996 compared to $19,890,561 at December 31, 1995. This increase was primarily attributable to increased trade accounts payable as a result of the acquisition of CRivet in which below average operating levels of accounts payable were assumed and at which accounts payable have reached average operating levels at September 30, 1996.

        LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1996, the Company had cash of $1,131,091 and additional borrowing capacity under its line of credit of $958,849. The Company's operations provided cash of $384,592 during the nine months ended September 30, 1996 compared to providing cash of $344,590 during the nine months ended September 30, 1995. This 12% increase was primarily attributable to increased net income for the nine months ended September 30, 1996 compared to the same period in 1995 which was offset by increases in accounts receivable and inventory as a result of the acqusition of CRivet.

        Capital expenditures for property and equipment increased 253% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily as a result of the purchase of new equipment and leasehold improvements for the Company's fastener manufacturing operations.

        Financing activities provided cash of $2,169,734 for the nine months ended September 30, 1996 compared to $244,445 for the nine months ended September 30, 1995, primarily as a result of proceeds from the issuance of Common Stock during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company used $1,021,698 in proceeds from the issuance of common stock to repay long-term debt. Additionally, net borrowing under the revolving line of credit increased as a result of borrowings by CRivet to fund increases in working capital.

        At September 30, 1996, the Company had working capital of $3,539,915, long-term debt of $4,252,190 and shareholders' equity of $11,958,280. The Company anticipates that its operating cash needs for fiscal 1996 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas. and private placements of debt securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

Item 4. Submission of Matters to a Vote of  Security Holders.

        (a) A special meeting of the Shareholders of the Company was held on September 30, 1996.

        (b) The Articles of Incorporation of the Company were amended to increase the authorized shares of Common Stock from 7,500,000 to 20,000,000

                                 NUMBER OF VOTES
                                 ---------------

                         For                  3,054,194
                         Against                 68,640
                         Abstain                 16,509

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibit 11 - Earnings per Share

        (b)    Reports on Form 8-K

        On October 15, 1996, the Company filed a Report on Form 8-K disclosing the execution of a Stock Purchase Agreement by and among the Company, Trust "B" Under the Will of Bernard J. Bauer, Sr. ("Trust B") and Gertrude Bauer Trust dated December 24, 1993 (the "G Bauer Trust") to purchase all the outstanding capital stock of American Rivet Company, Inc. ("American") for $11,125,000 adjusted for certain purchase price adjustments. American is a manufacturer of semi-tubular rivets and cold headed specials.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INDUSTRIAL HOLDINGS, INC.



  Date:  November 14, 1996                    By: /s/ CHRISTINE A. SMITH
                                                  Christine A. Smith
                                                  Chief Financial Officer and
                                                     Vice President

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                               EARNINGS PER SHARE
                               SEPTEMBER 30, 1996

Earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period as follows:

                                      Quarter Ended September 30   Nine Months Ended September 30
                                          1996         1995             1996         1995
                                       ----------   ----------       ----------   ----------
Average common shares outstanding ..    3,806,843    3,029,956        3,485,934    3,016,480

Net effect of dilutive stock
  options and warrants, based on the
  treasury stock method using
  average market price .............      752,368      120,800          616,164       85,400
                                       ----------   ----------       ----------   ----------

                                        4,559,211    3,150,756        4,102,098    3,101,880
                                       ==========   ==========       ==========   ==========


Net income .........................   $  205,794   $  129,817       $  764,221   $  483,906
                                       ==========   ==========       ==========   ==========

Earnings per share .................   $      .05   $      .04       $      .19   $      .16
                                       ==========   ==========       ==========   ==========

The above table represents primary earnings per share. Fully diluted earnings per share for the quarter and nine month periods ended September 30, 1996 and 1995 were the same as primary earnings per share.