Form 10-K
period 1996-12-31
INDUSTRIAL HOLDINGS INC
filed 1997-03-31
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock, $.01 par value
                           Class A Redeemable Warrant
                           Class B Redeemable Warrant
                           Class C Redeemable Warrant

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates of the registrant was $54,168,528 at March 27, 1997. At that date, there were 5,848,689 shares of Common Stock outstanding.

      THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 1997 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                       Page
                                                                       ----
                                    PART I

      ITEM

      1.    Business................................................... 1

      2.    Properties................................................. 8

      3.    Legal Proceedings.......................................... 8

      4.    Submission of Matters to a Vote of Security Holders.........8

                                    PART II

      5.    Market for Registrant's Common Stock and Related
            Stockholder Matters.........................................9

      6.    Selected Financial Data....................................10

      7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................11

      8.    Financial Statements and Supplementary Data................14

      9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................14

                                   PART III

      10.   Directors and Executive Officers of the Registrant.........15

      11.   Executive Compensation.....................................15

      12.   Security Ownership of Certain Beneficial Owners and
            Management.................................................15

      13.   Certain Relationships and Related Transactions.............15

                                    PART IV

      14.   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K...................................................16

                                    PART I

ITEM 1.     BUSINESS

INTRODUCTION

      Industrial Holdings, Inc. (including its subsidiaries, the "Company") was incorporated in August 1989. The Company's principal executive offices are located at 7135 Ardmore, Houston, Texas 77054, and its telephone number is (713) 747-1025.

      The Company's business is organized into two divisions: the Fastener Manufacturing and Sales Division, comprised of Landreth Engineering Company ("Landreth"), Connecticut Rivet ("CRivet"), acquired December 1995, American Rivet Company, Inc. ("American"), acquired November 1996 and LSS-Lone Star-Houston, Inc. ("Lone Star") acquired February 1997 (see recent developments) and the Energy Products and Services Division comprised of the Valve and Supplies Sales Group which includes Pipeline Valve Specialty ("PVS"), Industrial Municipal Supply ("IMSCO"), and Manifold Valve Services, Inc. ("MVS") acquired March 1997 (see recent developments); the New Machine Sales and Services Group which includes Regal Machine Tools ("Regal") and Rex Machinery Movers ("RMM"); the Export Crating Group which includes U.S. Crating ("USC"); and the Used Machine Sales Group which includes Rex/Paul's Machine Sales ("RPMS").

      The Fastener Manufacturing and Sales Division manufactures industrial metal fasteners, including special cold-formed fasteners and threaded fastener products for sale primarily to manufacturers in the furniture, home appliance and automotive industries and to the petrochemical and energy industries. The Valve and Supplies Sales Group remanufactures pipeline valves and distributes pipe, valves, fittings and other products primarily to the petrochemical, chemical and petroleum refining industries and to the pipeline transportation and product storage industries. The New Machine Sales and Services Group sells new machine tools and conducts a machine moving operation. The Export Crating Group provides international export crating services. The Used Machine Sales Group sells used machine tools.

      For information concerning each of the Company's industry segments, see
Note 13 of Notes to Consolidated Financial Statements.

STRATEGY

      The Company's strategy is to identify and pursue acquisitions within the lines of business in which the Company currently operates. The Company believes that it is a leading manufacturer of semi-tubular rivets and cold-headed specials. The Company's pro forma revenues for its Fastener Manufacturing and Sales Division (excluding Lone Star) for the twelve months ended December 31, 1996 are approximately $30,222,000. The Company's growth strategy includes an emphasis on the continued acquisition of fastener manufacturing companies with a particular emphasis on expansion into new customer bases and geographical markets.

      Since its inception, the Company has expanded its business through acquisition. PVS was acquired in connection with the Company's initial public offering in January 1992. Landreth was acquired in October 1992. The companies comprising the New Machine Sales and Services Group, the Export Crating Group and the Used Machine Sales Group were acquired as part of The Rex Group, Inc. ("REX") in 1993. In December, 1995, CRivet was acquired; in November 1996, American was acquired; in February 1997, Lone Star was acquired and, most recently in March 1997, MVS was acquired. The Company has financed these acquisitions with cash provided by operations, borrowings under its credit agreements and public and private financings. The Company anticipates that future acquisitions, if any, will be similarly financed.

RECENT DEVELOPMENTS

      In February 1997, the Company acquired all the capital stock of Lone Star for a purchase price of $6 million, including estimated transaction expenses. Lone Star, with revenues of $15.5 million in 1996, is a leading manufacturer and distributor of fasteners to the petrochemical and energy industries, and is a specialty provider of custom in-house coating services. Its 53,000 square foot manufacturing facility is located in Spring, Texas.

      The purchase was financed through an $800,000 Term Loan secured by the machinery and equipment of Lone Star, a $900,000 Mortgage Note secured by the real estate of Lone Star, a $500,000 Term Note payable to the former shareholder of Lone Star, 84,211 shares of the Company's Common Stock, a $1.4 million increase in the Company's line of credit facility with Comerica Bank and $1.8 million cash.

      In March 1997, the Company acquired all the outstanding capital stock of. MVS for 600,000 shares of the Company's Common Stock and a Term Note in the amount of $442,500, payable to the selling shareholder in six monthly installments. MVS, operating from a 25,000 square foot leased manufacturing facility in Jennings, Louisiana, sells and repairs high pressure valves that are used primarily in oil and gas drilling applications. MVS' revenues in 1996 were $6.4 million, with one customer comprising 18% of its total 1996 revenues.

FASTENER MANUFACTURING AND SALES DIVISION

      PRODUCTS AND SERVICES. Landreth, CRivet and American, (collectively "LEC") manufacture industrial metal fasteners, including special cold-formed fasteners and threaded fastener products for sale to national manufacturers primarily in the furniture, home appliance and automotive industries. LEC manufactures these fasteners in solid, semi-tubular, tubular or multi-dimensional form. LEC has increasingly emphasized the manufacture of special cold-formed fasteners that are primarily targeted to more highly-engineered applications, such as the automotive original equipment manufacturers ("OEM") and electronic industries. These special cold-formed fasteners can in many cases replace more expensive machined parts. Industrial metal fasteners, or rivets, are typically constructed of low-carbon steel and can be plated with a variety of protective coatings through LEC's automatic plating process. LEC also uses plating services from third party providers. These fasteners can also be made from aluminum, copper, monel, brass or stainless steel. LEC manufactures these industrial fasteners in a variety of sizes, with diameters ranging up to 5/8" and lengths up to 4 1/2".

      CUSTOMERS AND MARKETING. LEC's customers are primarily national manufacturing companies in the furniture, construction, home appliance and automotive industries. LEC sells its products to over 3,000 different manufacturing customers, with the 10 largest customers accounting for, in the aggregate, 38% of LEC's sales for the year ended December 31, 1996. During 1996, no single customer accounted for over 10% of LEC's sales.

      LEC manufactures and distributes its products from its facilities in Houston, Texas, Waterbury, Connecticut and Franklin Park, Illinois. LEC conducts sales efforts and serves its customers by using a combination of its employees and a national network of manufacturer's sales representatives. LEC has engaged 72 manufacturer sales representatives that work on a commission basis. These representatives are under the supervision of LEC's direct regional sales manager and national sales manager. The majority of LEC's products are sold pursuant to per-job orders. LEC manufactures its products according to customer specifications, and accordingly, does not maintain an extensive inventory of industrial fasteners. LEC inspects all of its products at the time of production and mechanically inspects such products prior to shipment to its customers. LEC also conducts, at the request of its customers, statistical process control procedures. All three locations are pursuing QS 9000 certification by December, 1997.

      SUPPLIERS. LEC purchases raw materials from both domestic and foreign sources. LEC currently purchases steel wire from three principal suppliers, and the Company believes that other acceptable sources are available. LEC has encountered no difficulty in meeting its supply requirements of any raw materials necessary for the manufacture of its products and maintains raw materials inventory levels for approximately 30 days of operations.

      COMPETITION. LEC generally is subject to competition from approximately ten rivet manufacturing companies, any of which may have greater financial resources than the Company. In the special cold-formed fastener market that is concentrated primarily in the automotive and electronic markets, LEC also faces competition from larger public companies and foreign manufacturers, many of whom have greater financial resources than the Company. LEC believes that its competitive advantages include its range of production capabilities, its emphasis on high volume and low overhead production processes, its in-house tooling operations and its national marketing strategy. The Company believes that LEC's ability to compete effectively in the future will be primarily dependent on maintaining trained and skilled production personnel and the highest possible level of product quality.

ENERGY PRODUCTS AND SERVICES DIVISION

VALVE AND SUPPLIES SALES

      PRODUCTS AND SERVICES. IMSCO and PVS distribute pipe, valves and fittings, as well as remanufacture or recondition used or malfunctioning pipeline valves for subsequent sale in a remanufactured condition to companies in the petrochemical, chemical and petroleum refining industries for use in the refining process and pipeline transportation and storage companies. The valve and supplies market is primarily in the Gulf Coast area between Mobile, Alabama and Brownsville, Texas.

            PIPE is typically sold in 20-foot or 40-foot lengths, in sizes ranging from 1/2" to 72" in diameter, for use in the refining process by chemical plants and refineries. Pipe is sold in a variety of sizes and wall thicknesses, depending on the nature (liquid or gas) and quantity of the product to be transported or processed through the pipe as well as the desired pressure levels for transporting and processing the product through the pipe.

            INDUSTRIAL VALVES are flow inhibitors used with pipe that are typically constructed of either carbon or alloy steel and are manufactured and sold in a variety of forms, including gate valves, globe valves, check valves, ball valves, plug valves and butterfly valves. Valves sold by IMSCO range from 1/2" to 36" in diameter and are available threaded or with a socket-weld, flanged or butt-weld end.

            PIPELINE VALVES are manufactured to withstand greater pressure than industrial valves. Pipeline valves also bear serial numbers that are traceable to the OEM and permit each end-user to determine the OEM, the original purchaser and the specifications of the valve, thereby allowing the end-users to verify the specifications and quality of the valves. These valves are used to regulate the flow and storage of natural gas and refined petroleum products. They range in size from 2" to 60" in diameter, depending on the nature (liquid or gas), quantity and desired speed of the flow of natural gas or refined petroleum products regulated by the pipeline valve and are typically made of carbon steel.

            CONTRACT REMANUFACTURING services are performed for certain customers. These contract services typically consist of remanufacturing or modifying the customer's existing pipeline valves by installing stem extensions and/or mounting actuators on the valves, preparing such valves for underground or underwater use and conducting performance testing of such valves.

            ADDITIONAL PRODUCTS include gaskets, pipe hangers, steel, strainers, swages, fasteners, tools, tubing and mill supplies. Mill supplies typically consist of incidental construction-related items such as gloves, boots, ladders, rope, blades, lubricants and other hardware items. These additional products are typically used by IMSCO's customers who are also purchasing pipe, valves and fittings.

      CUSTOMERS AND MARKETING. IMSCO sells its products to over 300 different customers, with its 10 largest customers accounting for, in the aggregate, 39% of this segment's sales during the fiscal year ended December 31, 1996. These customers consist primarily of chemical and petroleum refining plants and construction companies performing services at the plant locations.

      PVS sells its products to over 200 different customers primarily in the pipeline transportation or product storage business with the 10 largest customers accounting for, in the aggregate, 16% of this segment's sales in the fiscal year ended December 31, 1996.

      Distribution operations are conducted from the Baytown, Texas headquarters and one branch location. All locations have inventories for distribution of products directly to customers. Remanufacturing and distribution of pipeline valves are conducted from South Houston, Texas. At December 31, 1996, this segment maintained a sales force of 10 employees. No customer amounted to over 10% of the segment's sales.

      PVS sells new, used and remanufactured pipeline valves from its existing inventory and pursuant to special customer orders. By maintaining a broad inventory of types of pipeline valves, the Company believes that PVS is able to timely respond to its customers' needs. Per-job orders account for substantially all of the remanufacturing work performed and pipeline valves sold by PVS. In the past, PVS has not entered into exclusive supply contracts with any particular customer. PVS maintains an internal quality control program to help ensure the quality of its remanufacturing process. Many of PVS' customers monitor and approve its quality standards by sending quality assurance personnel to PVS' facilities to ensure that the reconditioned valves meet their standards. PVS also conducts seminars, often at the request of its customers, for training field personnel in pipeline valve preventive maintenance.

      The majority of IMSCO's orders for products are filled with its purchases from wholesale distributors or manufacturers rather than from IMSCO's existing inventory. While IMSCO enters into blanket distribution contracts that provide for the distribution of certain products at set prices with particular customers, such contracts do not represent a material portion of IMSCO's business. IMSCO primarily distributes products to customers located within 50 miles of its two office warehouse facilities.

      SUPPLIERS. Most of the products distributed by IMSCO may be obtained from numerous alternative sources of supply. Because the demand for pipe, valves and fittings is particularly price and time sensitive, IMSCO has historically elected to concentrate its efforts in establishing and maintaining relationships with manufacturers or suppliers who can provide the lowest prices and quickest delivery time. During the last fiscal year, approximately 300 vendors supplied substantially all of IMSCO's purchases of pipe, valves and fittings.

      PVS acquires its pipeline valves from bid lists from approximately 290 suppliers including pipeline transportation companies, individual brokers and from other remanufacturing companies or OEMs. Pipeline transportation companies construct new pipelines and repair segments of existing pipelines. After completion of original construction or repair, the new valves (consisting of excess pipeline valves not utilized or used pipeline valves that require remanufacturing) are sold to dealers through bid lists. PVS continuously receives and bids on these bid lists, as do all other remanufacturers of pipeline valves. PVS also acquires some of its products from individual brokers that buy and resell excess pipeline valves. Typically, PVS places pipeline valves purchased from individual brokers in its inventory because of favorable pricing. When PVS receives an order and the products are not available in its inventory, it may also purchase the ordered products from other remanufacturing companies or OEMs. Typically, a majority of the valves purchased from brokers or other remanufacturing companies were originally purchased from bid lists.

      IMSCO and PVS warehouse certain products but purchase the majority of their products on an as- needed basis, depending on demand or the availability of inventory that can be acquired at favorable prices. IMSCO and PVS do not have written contracts with any of their suppliers. Purchases from suppliers, including credit arrangements, are negotiated on an order-per-order basis. Accordingly, all arrangements are terminable by either party immediately or on short notice. Relationships with suppliers are believed to be satisfactory and no single vendor supplies 10% or more of the products purchased during the year.

      The Company has implemented computerized inventory control procedures at IMSCO, which the Company believes provide improved inventory controls and allow IMSCO to more effectively manage inventory purchases and maintain appropriate levels of inventory to maximize operating results. These inventory control procedures also have improved IMSCO's inventory turn-over ratio and reduced its quantity of slow-moving items in inventory.

      COMPETITION. IMSCO faces competition based on pricing and the ability to service customers and timely respond to their needs. IMSCO competes with numerous larger and smaller distributors of pipe, valves and fittings, many of whom have greater financial resources than the Company. Major competitors with IMSCO include McJunkin Corp., Hughes, Inc., Wallace/Tyler Dawson, Redman Supply Co. and R.J. Gallagher. The Company believes that the level of customer service provided by IMSCO is its primary competitive advantage. The Company believes that for IMSCO to compete effectively, it must adhere to the "overall quality program" instituted by the Company, maintain existing business relationships, respond to the needs of its customers through quality service and provide price-competitive products to its customers.

      PVS is subject to competition based primarily on pricing and customer service. The Company believes that Oilfield Fabricating and Machine, Inc. is its major competitor in the industry and that PVS is subject to competition from less than ten similarly-sized remanufacturing businesses. PVS' management believes that its broad inventory of pipeline valves and its remanufacturing facility are its primary competitive advantages and that its ability to compete effectively is dependent on maintaining its inventory levels, retaining existing business relationships and responding to its customers' needs through timely service and providing quality products.

NEW MACHINE SALES AND SERVICES

      PRODUCTS AND SERVICES. Regal distributes new machine tools in South Texas and Louisiana for certain manufacturers including Okuma Machinery, Inc. ("Okuma") on an exclusive basis, and other manufacturers on a non-exclusive basis. Machine tools are used in various industries in the manufacturing process to cut metal and are sold in a variety of sizes depending upon the task they are designed to perform. In addition, Regal sells parts and services for machine tools and contracts on a job-by-job basis to move machine tools, predominantly in the South Texas region.

      For the year ended December 31, 1996, the sale of new machine tools accounted for 96% of Regal's revenues. Machine tool moving services accounted for 4% of its revenues.

      CUSTOMERS AND MARKETING. Regal sells its products and services to over 800 customers, with no single customer accounting for more than 10% of Regal's sales in the year ended December 31, 1996. Regal conducts its sales efforts from its Houston, Texas location. At December 31, 1996, Regal employed a sales force of seven employees.

      Per-job orders account for substantially all of the new machine sales.

      SUPPLIERS. Regal has several exclusive distribution agreements, including agreements with Okuma, for South Texas and Louisiana. All machines are purchased on an order-by-order basis.

      COMPETITION. New machine tool sales are subject to competition from machine tool distributors of competitive machine tools manufacturers. Depending upon the size and use of the product manufactured, the competitor will vary. The Company believes Regal has a competitive advantage in its range of product offerings. The Company believes Regal's ability to compete effectively in the future is primarily dependent upon maintaining trained and skilled machine tool personnel and the retention of its Okuma distribution line.

      Regal typically competes with four moving companies in its market. The Company believes it has a competitive advantage in the size of its capacity and the level of training of its personnel.

EXPORT CRATING

      PRODUCTS AND SERVICES. USC provides crating services for a variety of products for export. Typically, a freight forwarder or company exporting its own product will contract with USC for a specified product to be crated. The products are forwarded to the USC facility, where the crating services are performed. USC then forwards the crates to the shipping source, which is typically an ocean-going vessel.

      CUSTOMERS AND MARKETING. USC sells its services to over 400 customers, with its four largest customers accounting for 78% of its revenues for the year ended December 31, 1996. At December 31, 1996, USC employed two sales people who conduct the Company's sales efforts from its Houston, Texas location.

      COMPETITION. USC typically competes with three crating companies in the Houston area and generally does not compete outside this region. The Company believes it has a competitive advantage in this market because of its facilities, personnel and experience and its proximity to Houston ports.

USED MACHINE SALES

      PRODUCTS AND SERVICES. RPMS sells used machine tools primarily to large corporations and machine shops in the Gulf Coast region. RPMS maintains an inventory of used machine tools for sales to third parties and purchases used machines for resale on an as-needed basis, depending upon demand. Used machine tools are sold in a variety of sizes.

      CUSTOMERS AND MARKETING. RPMS sells its products to over 250 customers. No single customer accounted for over 10% of RPMS sales in the year ended December 31, 1996. At December 31, 1996, the Company employed one sales person.

      Per-job orders account for substantially all of used machine sales. By maintaining distribution relationships and inventories of used machine tools and parts, the Company believes it is able to timely respond to customers that use the products and services offered by RPMS.

      SUPPLIERS. RPMS maintains an inventory of used machine tools. Typically, these machine tools are purchased at auction or from used machine brokers. The Company believes it has adequate inventory and sufficient access to auction markets and brokers to satisfy its inventory requirements for used machine tools.

      COMPETITION. RPMS typically competes with other used machine tool dealers on a national basis. The Company believes its inventory of used machines is a competitive advantage and that its ability to compete effectively is dependent on maintaining an adequate inventory level and continued access to purchasing opportunities through brokers and auctions.

EMPLOYEES

      At December 31, 1996, the Company employed a total of 387 people, four of whom are corporate officers, 23 are employed by IMSCO, 26 are employed by PVS, 89 are employed by Landreth, 84 are employed by CRivet, 91 are employed by American and 70 are employed by REX. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relationship with its employees is satisfactory.

 BACKLOG

      As of December 31, 1996, LEC's backlog was approximately $6,440,000 compared to $5,845,000 at December 31, 1995. IMSCO, PVS and REX have historically operated without backlog, which, because of the nature of their business operations, is believed to be customary for their industries.

REGULATION

      The Company's business is affected by governmental regulations relating to its industry segments in general, as well as environmental and safety regulations that have specific application to the Company's business. The Company does not believe that compliance with federal, state or local environmental laws adversely affects its business, earnings or competitive position. The Company cannot predict whether future legislation will have any effect on its operations. The Company does not believe that environmental laws have had a material impact on industry standards and/or quality control procedures.

ITEM 2.     PROPERTIES

      IMSCO's main facilities are located in Baytown, Texas, and include approximately 2,000 square feet of office and approximately 18,000 square feet of warehouse space, all of which is leased. IMSCO maintains one leased branch office, including an approximately 7,000 square foot facility in Freeport, Texas.

      PVS owns approximately 1.2 acres of real property in South Houston, Texas, which includes approximately 4,500 square feet of warehouse facilities, approximately 4,000 square feet of office facilities, approximately 9,000 square feet of machine shop facilities, and approximately 22,500 square feet of open outside storage.

      Landreth subleases from REX approximately 120,000 square feet of manufacturing facilities, including a tooling shop, an automatic plating facility and an automatic packaging and inspection area located in Houston, Texas. CRivet leases approximately 66,000 square feet of manufacturing facilities in Waterbury, Connecticut. American owns an 81,000 square foot manufacturing facility on approximately four acres of land in Franklin Park, Illinois (a suburb of Chicago).

      REX leases approximately 13.32 acres of real property in Houston, Texas which includes approximately 275,000 square feet of warehouse and office facilities.

      The Company maintains its principal executive offices at 7135 Ardmore, Houston, Texas 77054 in the 275,000 square feet of warehouse and office facilities leased by REX. The office facility portion of this property consists of conventional office space and is, in the opinion of management, adequate to meet the Company's needs for the foreseeable future. The Company believes that all existing office and warehouse facilities leased or owned by its subsidiaries are adequate to meet the needs of the Company for the foreseeable future and are suitable for the business conducted therein.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liability, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1996.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "IHII." The following table sets forth the high and low closing sales prices of the Common Stock, for the periods indicated below:

                                                             PRICE RANGE
                                                             -----------
                                                       HIGH               LOW
                                                       ----               ---

      1995
      First Quarter                                   $  4.00           $  3.25
      Second Quarter                                  $  3.63           $  2.88
      Third Quarter                                   $  4.75           $  3.00
      Fourth Quarter                                  $  4.38           $  3.31


      1996

      First Quarter                                   $  6.75           $  3.75
      Second Quarter                                  $10.50            $  6.50
      Third Quarter                                   $10.13            $  7.00
      Fourth Quarter                                  $11.25            $  9.25

      1997

      First Quarter through March 27, 1997            $14.00            $10.75

      All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in the common stock.

      On March 27, 1997, the last reported sales price of the Common Stock, as quoted by Nasdaq, was $10.88 per share. On March 27, 1997, there were approximately 237 record holders of the common stock.

      The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company presently intends to retain future earnings to support the Company's operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The payment of cash dividends is currently prohibited under the terms of certain of the Company's long-term indebtedness.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          Years Ended December 31,
                                          --------------------------------------------------------
                                                 (in thousands except for per share amounts)
                                            1996        1995        1994        1993        1992
                                          --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Sales .................................   $ 51,423    $ 38,983    $ 34,730    $ 35,113    $ 20,769
Cost of sales .........................     40,849      31,111      27,485      27,377      15,882
Gross profit ..........................     10,574       7,872       7,245       7,736       4,887
Selling, general & administrative .....      8,002       6,401       6,569       6,198       4,523
Operating income ......................      2,572       1,471         676       1,538         364
Other income (expense) ................     (1,037)       (824)       (575)       (666)       (261)
Income before income taxes ............      1,535         647         101         872         103
Income taxes expense (benefit) ........        408         102          69         109        (279)
Net income ............................      1,127         545          32         763         382

Earnings per share(1) .................        .26         .17         .01         .27         .17
Weighted average
   Common and common - equivalent
   shares outstanding .................      4,379       3,150       3,030       2,829       2,102

                                       DECEMBER 31, (IN THOUSANDS)
                            -------------------------------------------------
                              1996      1995       1994      1993      1992
                            --------  ---------  --------  ---------  -------
BALANCE SHEET DATA:
Working capital...........   $ 3,101  $   1,459   $ 2,254    $ 1,164  $ 1,551
Total assets..............    43,690     27,494    20,848     20,819   13,972
Long-term obligations(2)..     7,326      5,891     3,568      3,229    3,242
Total liabilities.........    27,135     19,891    13,965     14,386    9,312
Shareholders' equity......    16,554      7,603     6,883      6,433    4,660

(1) Calculated on the basis of the weighted average number of common and common equivalent shares outstanding pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83.

(2)   Excludes deferred income taxes and deferred compensation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company was formed in August 1989 and acquired IMSCO in December 1989, PVS in January 1992, Landreth in October 1992, REX in April 1993, CRivet in December 1995, American in November 1996, Lone Star in February 1997, and MVS in March 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995.

      SALES. On a consolidated basis, sales increased $12,439,880 or 32% in 1996 compared to 1995. This increase was primarily the result of a $3,295,000 increase in new machine tool sales and the inclusion of a full year of operations of CRivet and two months of operations of American.

      COST OF SALES. Cost of sales increased $9,737,795 or 31% in 1996 compared to 1995. Cost of sales as a percentage of sales was 79.4% in 1996 compared to 79.8% in 1995. The 31% increase in cost of sales was attributable to the 32% increase in sales in 1996 in comparison to 1995. Cost of sales as a percentage of sales was unusually high in 1995 as a result of a $3,295,000 increase in the sale of new machine tools and the inclusion of $1,036,580 in wire sales at a 4.8% gross margin.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,600,707 or 25% in 1996 compared to 1995. This increase was primarily the result of the inclusion of a full year of operations of CRivet and two months of operations of American.

      INTEREST EXPENSE. Interest expense increased $353,650 or 36% in 1996 compared to 1995 due to increases in debt as a result of the acquisition of CRivet and American which was partially offset by a reduction in interest rates in 1996 compared to 1995.

      OTHER INCOME. Other income increased $121,030 in 1996 compared to 1995. This increase was primarily the result of $100,000 in non-recurring fee income earned for consulting services performed in 1996.

      FEDERAL INCOME TAXES. The Company's effective tax rate was 27% in 1996 compared to 16% in 1995. During 1996, the Company reduced its deferred tax asset valuation allowance by $239,000. A portion of the reduction, approximately $101,000, was to reflect deferred tax assets used in 1996, the remainder was to recognize a deferred tax asset of $138,000. Based on management's assessment of earnings trends, expected revenues and cost reductions and the expiration dates of carryforwards, management determined that it was more likely than not that these assets would be realized.

      NET INCOME. As a result of the foregoing factors, the Company had net income of $1,126,712 in 1996 compared to net income of $545,147 in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994.

      SALES. On a consolidated basis, sales increased $4,252,731 or 12% in 1995 compared to 1994. This increase was primarily the result of increased sales in the Company's New Machine Sales segment as a result of increased market demand for machine tools.

      COST OF SALES. Cost of sales increased $3,626,022 or 13% in 1995 compared to 1994. Cost of sales as a percentage of sales was 79.8% in 1995 compared to 79.1% in 1994. The increase in cost of sales was attributable to the 12% increase in sales in 1995 in comparison to 1994 and $1,036,580 in wire sales by Landreth to CRivet in the first and second quarters of 1995. These sales to CRivet were made at a 4.8% gross margin resulting in the increase in cost of sales as a percentage of sales in 1995 compared to 1994.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $168,170 or 3% in 1995 compared to 1994. Selling, general and administrative expenses were comparable between 1995 and 1994 as a result of the Company's ability to add additional revenues without substantial additional overhead.

      INTEREST EXPENSE. Interest expense increased $93,748 or 11% in 1995 compared to 1994 due to increases in debt at Landreth as a result of sales of wire to CRivet on open credit which were not repaid and financing of new equipment purchases.

      OTHER INCOME. Other income decreased $165,655 or 90% in 1995 compared to 1994. This decrease was a result of a one time recognition of miscellaneous income at REX in 1994 that did not recur in 1995.

      FEDERAL INCOME TAXES. The Company's effective tax rate was 16% in 1995 compared to 69% in 1994. The decrease in the effective tax rate occurred because of a reduction in state income tax expense from 1994 to 1995. Additionally, during 1995, the Company reduced its deferred tax asset valuation allowance by $223,000. A portion of the reduction, approximately $26,000, was to reflect deferred tax assets used in 1995, the remainder was to recognize a deferred tax asset of $197,000. Based on management's assessment of earnings trends, expected revenues and cost reductions and the expiration dates of carryforwards, management determined that is was more likely than not that these assets would be realized.

      NET INCOME. As a result of the foregoing factors, the Company had net income of $545,147 in 1995 compared to net income of $31,702 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had cash of $3,087,925 and additional borrowing capacity under its line of credit of $670,547. The Company's operations provided cash of $971,918 during 1996 compared to $1,233,412 and $353,914 during 1995 and 1994. These cash flows were primarily attributable to increased net income over the three year period and increased depreciation and amortization in 1996 as a result of the acquisitions of CRivet and American which was offset by increases in inventory and the payment of deferred compensation.

      Capital expenditures for property and equipment increased 298% for 1996 compared to 1995, primarily as a result of the purchase of new equipment and leasehold improvements for the Company's fastener manufacturing operations. In 1996, the Company acquired net cash of $1,244,666 in the acquisition of American. In 1995, the Company used cash of $826,003 to purchase CRivet.

      Financing activities provided cash of $2,866,955 for 1996. The Company raised $6,248,281 from the issuance of common stock and used approximately $4,271,224 to repay debt associated with the acquisition of American as well as other financing and to purchase property and equipment for its fastener division. Net borrowing under the revolving line of credit increased in 1995 as a result of borrowings by CRivet to fund increases in working capital. Financing activities provided cash of $738,136 and $179,614 in 1995 and 1994 as the Company generated net proceeds from the issuance of common stock of $275,116 and $418,278 in 1995 and 1994, respectively.

      In connection with the acquisition of Landreth, on October 7, 1992 the Company issued to Renaissance Capital Partners II, Ltd. ("Renaissance"), a 12% Convertible Debenture due October 1, 1999 in the principal amount of $2,500,000 (the "Renaissance Debenture"). At December 31, 1996, the outstanding principal balance was $1,060,000. In January and February 1997, Renaissance converted $360,000 of the outstanding principal balance to 110,430 shares of Common Stock. The Renaissance Debenture is convertible at a conversion price of $3.26 per share of common stock, subject to adjustment in certain circumstances. The Renaissance Debenture requires monthly interest payments and commencing on November 1, 1997, monthly principal payments of $25,000. The terms of the Renaissance Debenture restrict the ability of the Company and its subsidiaries to incur, assume or guarantee any additional indebtedness, to enter into new lines of business, develop new products or acquire companies other than in compliance with certain acquisition guidelines promulgated by Renaissance, to consolidate or merge with another corporation or to sell any of its properties.

      Additionally, the Company has entered into a Demand Note and Line of Credit dated November 1, 1996 ("Demand Note") among the Company and Comerica Bank-Texas ("Comerica"). The Demand Note is in the principal amount of $12,000,000 ($14,000,000 at February 1997) or the lesser of a borrowing base as defined, bearing interest at the prime rate of Comerica and is payable on demand. This Demand Note allows IMSCO, Landreth, PVS, REX and American to borrow funds based on 80% of eligible accounts receivable and 40% to 50% of eligible inventory with various specified sublimits for each individual subsidiary. At December 31, 1996, the borrowing capacity under the Demand Note was $10,016,464 of which $9,345,917 was outstanding at that date. The Demand Note is secured by all of the assets of the Company, LEC, IMSCO, REX and American and the accounts, chattel paper, general intangibles and contract rights of PVS.

      In connection with its acquisition of CRivet, in December 1995, the Company entered into a 9.85% $2.8 million Term Loan with General Electric Capital Corporation payable in seventy monthly installments of $53,620 through December 1, 2001. The Term Loan is secured by the machinery and equipment of CRivet.

      In March 1996, the Company completed a private placement of 300,000 shares of Common Stock. Of the $1,010,000 in proceeds, the Company used $600,000 to repay a portion of the Renaissance Debenture. The remaining proceeds were used for the relocation of the Landreth plant to the Company's REX facility and the CRivet plant to a new location in Connecticut.

      In December 1996, the Company completed a tender offer to holders of its Class A Redeemable Common Stock Purchase Warrants (Class A Warrants) whereby each Class A Warrantholder received one share of Common Stock, one Class B Redeemable Common Stock Purchase Warrant (Class B Warrant) and one Class C Redeemable Common Stock Purchase Warrant (Class C Warrant) for each Class A Warrant tendered along with the exercise price of $6 per warrant exercised. As a result of the tender offer the Company received net proceeds of approximately $3,556,000 and issued 621,914 shares of Common Stock, 621,914 Class B Warrants and 621,914 Class C Warrants. The net proceeds were used to repay debt incurred in the acquisition of American.

      At December 31, 1996, the Company had working capital of $3,100,756, long-term debt of $7,326,444 and shareholders' equity of $16,554,447. The Company anticipates that its operating cash needs for fiscal 1997 can be met with cash generated from operations, borrowings under its credit facilities with Comerica and private placements of debt securities. Any acquisition of additional companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

INFLATION

      Although the Company believes that inflation has not had any material effect on operating results, there can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY

      The Company believes that its business is not subject to any significant seasonal factors, and the Company does not anticipate significant seasonality in the future. However, the business and operating results of the Company are dependent on numerous economic and other factors affecting the industries to which the Company provides products and services. An economic slowdown in these industries could result in decrease in demand for the Company's products and services, which could adversely affect the Company's operating results.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

            Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required by this item is incorporated by reference to the material appearing under the heading "Principal Stockholders" and "Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            A.    FINANCIAL STATEMENTS

                  See index to consolidated financial statements on F-1.

            B.    REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K dated October 3, 1996, disclosing the execution of a stock purchase agreement by among the Company and the shareholders of American.

                  The Company filed a Current Report on Form 8-K dated November 18, 1996 disclosing the acquisition of the capital stock of American and the related financing.

                  The Company filed a Current Report on Form 8-K dated December 13, 1996 disclosing the completion of its offer to its Class A Warrantholders. Proceeds to the Company were $3,556,000. The Company issued 621,914 shares of Common Stock, 621,914 Class B Warrants and 621,914 Class C Warrants.

            C.    EXHIBITS

                  See the Exhibit Index appearing on page EX-1.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1997.

                            INDUSTRIAL HOLDINGS, INC.


                            By:/s/ CHRISTINE A. SMITH
                                   Christine A. Smith
                                   (Chief Financial Officer and Vice President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 27th day of March 1997.

SIGNATURE                           TITLE


By:/s/ ROBERT E. CONE          Chairman of the Board of Directors, President and
       Robert E. Cone          Chief Executive Officer (Principal Executive
                               Officer)

By:/s/ JAMES H. BROCK, JR.     Executive Vice President and Director
       James H. Brock, Jr.


By:/s/ CHRISTINE A. SMITH      Vice President and Chief Financial Officer
       Christine A. Smith      (Principal Financial Officer and Chief Accounting
                               Officer)

By:______________________
      Barbara S. Shuler        Director


By:/s/ JOHN P. MADDEN
       John P. Madden          Director


By:/s/ JAMES W. KENNEY
       James W. Kenney         Director


By:/s/ CHARLES J. ANDERSON
       Charles J. Anderson     Director


By:/s/ JOHN L. THOMPSON
       John L. Thompson        Director

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NUMBER                      IDENTIFICATION OF EXHIBIT                  PAGE
 ------                      -------------------------                  ----
   3.1     --  Amended and Restated Articles of Incorporation of the Company.
               Exhibit 3.1 from Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

   3.2     --  Amended and Restated Bylaws of the Company. Exhibit 3.2 from the
               Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

   4.1     --  Specimen Certificate of Common Stock, $.01 par value, of the
               Company. Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33- 43169) dated October 7, 1991 (the "Registration Statement"), as amended, is incorporated herein by reference.

   4.2     --  Class A Redeemable Warrant Agreement and specimen of Class A
               Redeemable Warrant Certificate. Exhibit 4.2 to the Company's Registration Statement is incorporated herein by this reference.

   4.3     --  Designation of Warrant Agent (Class A Redeemable Warrant), dated as of November 1, 1996. Exhibit 4.3 from Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

   4.4     --  Class B Redeemable Warrant Agreement and specimen of Class B
               Redeemable Warrant Certificate. Exhibit 4.3 to the Company's Registration Statement is incorporated herein by this reference.

   4.5     --  Designation of Warrant Agent (Class B Redeemable Warrant), dated as of November 1, 1996. Exhibit 4.5 from Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

   4.6     --  Class C Redeemable Warrant Agreement and specimen of Class C
               Redeemable Warrant Certificate. Exhibit 4.6 from the Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

  10.1     --  Second Amendment to Employment Agreement of Robert E. Cone.
               Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

  10.2     --  Third Amendment to Employment Agreement of James H. Brock, Jr.
               Exhibit 4.6 from the Company's Registration Statement on Form S-1 (No. 333-13323) is incorporated herein by this reference.

  10.3     --  Employment Agreement of Thomas C. Landreth, dated October 26,
               1992. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333- 13323) is incorporated herein by this reference.

  10.4     --  1995 Non-Employee Director Stock Option Plan incorporated herein by reference to the Proxy Statement dated May 26, 1995.

  10.5     --  1994 Amended and Restated Incentive Stock Plan. Incorporated
               herein by this reference to the Proxy Statement dated May 25, 1994.

  10.6     --  Stock Purchase Warrant Agreement dated September 27, 1991, from the Company in favor of James H. Brock, Jr. Exhibit 10.6 to the Company's Registration Statement is incorporated herein by this reference.

  10.7     --  Promissory Note dated December 6, 1995, by and among the Company,
               Landreth Engineering Company and General Electric Corporation.
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 7, 1995 is incorporated herein by this reference.

                                      EX-1

  10.8     --  12% Convertible Promissory Note dated December 8, 1995, by and among the Company and St. James Capital Partners, L.P. ("St. James"). Exhibit 10.1 to the Company's Amendment A2 to its Current Report on Form 8-K dated December 7, 1995 is incorporated herein by this reference.

  10.9     --  Stock Purchase Warrant Agreement dated December 7, 1995, from the
               Company in favor of St. James. Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 7, 1995 is incorporated herein by this reference.

  10.10    --  Registration Rights Agreement dated December 7, 1995, between the
               Company and St. James. Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 1995 is incorporated herein by reference.

  10.11    --  Purchase Agreement dated December 7, 1995 by and between the
               Company, MRMC, Inc. and David Melina. Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 7, 1995 is incorporated herein by this reference.

  10.12    --  Stock Purchase Agreement dated October 3, 1996, by and among the
               Company, Trust "B" Under the Will of Bernard J. Bauer, Sr. and The Gertrude Bauer Trust dated December 24, 1993. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 3, 1996 is incorporated herein by this reference.

  10.13    --  Convertible Debenture Loan Agreement date October 8, 1992, by and among the Company, Pipeline Valve Specialty, Inc. ("PVS") and Renaissance Capital Partners II, Ltd. Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 26, 1992 is incorporated herein by this reference.

  10.14    --  Line of Credit Facility and Demand Note dated November 1, 1996, by and among the Company, PVS, Landreth, Imsco, REX, American and Comerica. Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

  10.15    --  Term Loan dated November 1, 1996 by and among the Company, PVS,
               Landreth, Imsco, REX, American and Comerica. Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

  10.16    --  12% Promissory Note dated November 18, 1996 by and among the
               Company and St. James. Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

  10.17    --  12% Promissory Note dated November 18, 1996 by and among the
               Company and St. James. Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

  10.18    --  Stock Purchase Warrant Agreement dated November 18, 1996, from the Company in favor of St. James. Exhibit 10.5 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

  10.19    --  Stock Purchase Warrant Agreement dated November 18, 1996, from the Company in favor of St. James. Exhibit 10.6 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

  10.20    --  Registration Rights Agreement dated November 18, 1996, between the Company and St. James. Exhibit 10.7 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

   11*     --  Statement regarding computation of per share earnings.      Ex-1

   21*     --  Subsidiaries of the Company.                                Ex-2

  23.1*    --  Consent of Price Waterhouse LLP                             Ex-3

------------------------

*     Filed Herewith.
                                      EX-2

                            INDUSTRIAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants                                         F-2

Consolidated Balance Sheet at December 31, 1996 and 1995                  F-3

Consolidated Statement of Income For the Years Ended
 December 31, 1996, 1995 and 1994                                         F-4

Consolidated Statement of Cash Flows For the Years Ended
 December 31, 1996, 1995 and 1994                                         F-5

Consolidated Statement of Shareholders' Equity For the
 Years Ended December 31, 1996, 1995 and 1994                             F-7

Notes to Consolidated Financial Statements                                F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Industrial Holdings, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of Industrial Holdings, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 5, 1997

                            INDUSTRIAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET


                                                             December 31,
                                                       -------------------------
                                                          1996          1995
                                                       -----------   -----------
                    ASSETS
Current assets:
  Cash and equivalents .............................   $ 3,087,925   $   428,430
  Accounts receivable - trade, net .................     6,756,218     5,640,253
  Inventories ......................................     9,970,337     7,945,871
  Equipment held for sale ..........................                     275,000
  Advances to shareholders .........................        77,086        65,210
  Notes receivable, current portion ................       207,549       259,452
  Other current assets .............................       333,839       267,330
                                                       -----------   -----------
      Total current assets .........................    20,432,954    14,881,546
Property and equipment, net ........................    15,579,410     9,125,422
Notes receivable, less current portion .............     1,464,393     1,475,956
Other assets .......................................       714,495       127,658
Goodwill and other, net ............................     5,498,271     1,882,974
                                                       -----------   -----------
    Total assets ...................................   $43,689,523   $27,493,556
                                                       ===========   ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable ....................................   $ 9,615,917   $ 6,688,570
  Accounts payable - trade .........................     4,601,082     4,748,339
  Accrued expenses and other .......................     1,721,487     1,213,176
  Current portion of long-term debt ................     1,393,712       772,858
                                                       -----------   -----------
       Total current liabilities ...................    17,332,198    13,422,943
  Long-term debt, less current portion .............     7,326,444     5,890,849
  Deferred compensation payable, less
     current portion ...............................       285,532
  Deferred income taxes payable ....................     2,190,902       576,771
                                                       -----------   -----------
        Total liabilities ..........................    27,135,076    19,890,563
                                                       -----------   -----------
Commitments and contingencies (Notes 3 and 9)
Shareholders' equity:
  Common stock $.01 par value, 20,000,000
     shares authorized, 4,851,494 and 3,091,162
     shares issued and outstanding .................        48,515        30,912
   Additional paid-in capital ......................    15,360,801     7,553,662
   Retained earnings ...............................     1,145,131        18,419
                                                       -----------   -----------
          Total shareholders' equity ...............    16,554,447     7,602,993
                                                       -----------   -----------
          Total liabilities and shareholders'
          equity ...................................   $43,689,523   $27,493,556
                                                       ===========   ===========

         The accompanying notes are an integral part of this statement.

                           INDUSTRIAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF INCOME

                                             Year Ended December 31,
                                   --------------------------------------------
                                       1996            1995            1994
                                   ------------    ------------    ------------

Sales ..........................   $ 51,422,950    $ 38,983,070    $ 34,730,339
Cost of sales ..................     40,849,023      31,111,228      27,485,206
                                   ------------    ------------    ------------

Gross profit ...................     10,573,927       7,871,842       7,245,133

Selling, general and
     administrative ............      8,001,739       6,401,032       6,569,202
                                   ------------    ------------    ------------

Income from operations .........      2,572,188       1,470,810         675,931
                                   ------------    ------------    ------------
Other income (expense):
    Interest expense ...........     (1,335,904)       (982,254)       (888,506)
    Interest income ............        160,078         140,173         130,143
    Other income ...............        138,912          17,882         183,537
                                   ------------    ------------    ------------
          Total other income
            (expense) ..........     (1,036,914)       (824,199)       (574,826)
                                   ------------    ------------    ------------
Income before income taxes .....      1,535,274         646,611         101,105
Income tax expense .............        408,562         101,464          69,403
                                   ------------    ------------    ------------

Net income .....................   $  1,126,712    $    545,147    $     31,702
                                   ============    ============    ============

Earnings per share .............   $        .26    $        .17    $        .01
                                   ============    ============    ============

        The accompanying notes are an integral part of this statement.

                            INDUSTRIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                  1996           1995           1994
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income ..............................................   $ 1,126,712    $   545,147    $    31,702
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization ........................     1,291,451        865,241        840,234
     Deferred income tax provision (benefit) ..............       363,397        (67,422)        20,430
     Deferred compensation paid ...........................      (109,203)
     Other ................................................         7,500        (12,289)        11,072
     Changes in assets and liabilities,
        net of acquisitions:
       Accounts receivable and advances to
          shareholders ....................................       212,814     (1,234,064)       196,698
       Inventories ........................................      (803,949)       178,460       (454,923)
       Notes receivable ...................................        53,466        208,687        (27,600)
       Other assets .......................................      (473,134)        18,148        (61,209)
       Accounts payable ...................................      (342,282)       640,139         96,333
       Accrued expenses ...................................      (354,854)        91,365       (298,823)
                                                              -----------    -----------    -----------
          Net cash provided by operating activities .......       971,918      1,233,412        353,914
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment ......................    (2,408,476)      (605,878)      (517,896)
  Proceeds from disposals of property and
     equipment, net .......................................        13,923          8,036          7,395
  Purchase of CRivet ......................................                     (826,003)
  Cash obtained  in purchase of American ..................     1,244,666           --             --
  Additional consideration paid to former
     shareholders of Landreth and PVS .....................       (29,491)      (307,900)       (64,859)
                                                              -----------    -----------    -----------
          Net cash used by investing activities ...........    (1,179,378)    (1,731,745)      (575,360)
                                                              -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                            INDUSTRIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ------------    ------------    ------------
                                                                             1996            1995            1994
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
  Net borrowings under revolving
     line of credit ..................................................   $    112,490    $    442,065    $    176,473
  Proceeds from notes payable and long-term debt .....................        777,408         614,745         909,209
  Principal payments on notes payable and
     long-term debt ..................................................     (4,271,224)       (593,790)     (1,324,346)
  Proceeds from issuance of common stock .............................      6,248,281         275,116         418,278
                                                                         ------------    ------------    ------------
     Net cash provided by financing
       activities ....................................................      2,866,955         738,136         179,614
                                                                         ------------    ------------    ------------
Net increase (decrease) in cash and equivalents ......................      2,659,495         239,803         (41,832)
Cash and equivalents, beginning of year ..............................        428,430         188,627         230,459
                                                                         ------------    ------------    ------------
Cash and equivalents, end of year ....................................   $  3,087,925    $    428,430    $    188,627
                                                                         ============    ============    ============
Supplemental disclosure of noncash investing and financing activities:
  Accounts receivable reclassified to notes receivable ...............                   $    140,614
  Conversion of debt to equity .......................................   $  1,619,100
  Acquisition of businesses:
     Assets acquired .................................................     11,443,214       5,624,319
     Liabilities assumed .............................................     12,687,881       4,798,316

Supplemental disclosures of cash flow information: Cash paid for:
     Interest ........................................................   $  1,269,380    $  1,012,880    $    891,211
     Income taxes ....................................................          5,856             786           2,014

         The accompanying notes are an integral part of this statement.

                            INDUSTRIAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      Common Stock
                               ---------------------------    Additional       Retained
                                                  Par          paid-in         earnings
                                  Shares         Value         Capital         (Deficit)        Total
                               ------------   ------------   ------------    ------------    ------------
Balance, January 1, 1994 ...      2,735,769   $     27,358   $  6,963,859    $   (558,430)   $  6,432,787
Issuance of common stock ...        261,981          2,620        415,658            --           418,278
Net income .................           --             --             --            31,702          31,702
                               ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1994 .      2,997,750         29,978      7,379,517        (526,728)      6,882,767
Issuance of common stock ...         93,412            934        274,182            --           275,116
Shortfall on sale of stock
by former PVS shareholders-
  Note 9 ...................           --             --         (100,037)           --          (100,037)
Net income .................           --             --             --           545,147         545,147
                               ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1995 .      3,091,162         30,912      7,553,662          18,419       7,602,993
Issuance of common stock:
   Private placement .......        300,000          3,000      1,007,000            --         1,010,000
   Tender offer to Class A
      warrantholders, net ..        621,914          6,219      3,562,681            --         3,555,900
   Exercise of warrants
      and options ..........        373,418          3,734      1,665,647            --         1,682,381
Conversion of debt to equity        465,000          4,650      1,614,450            --         1,619,100
Shortfall on sale of  stock
by former PVS shareholders-
 Note 9 ....................           --             --          (42,639)           --           (42,639)
Net income .................           --             --             --         1,126,712       1,126,712
                               ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1996 .      4,851,494   $     48,515   $ 15,360,801    $  1,145,131    $ 16,554,447
                               ============   ============   ============    ============    ============

         The accompanying notes are an integral part of this statement.

                           INDUSTRIAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Industrial Holdings, Inc. (the Company), incorporated in August 1989, operates five primary segments organized into two divisions: the Fastener Manufacturing and Sales Division comprised of Landreth Engineering Company ("Landreth"), American Rivet Company, Inc. ("American") acquired in November 1996, Connecticut Rivet ("CRivet"), acquired in December 1995, which manufacture industrial metal fasteners for sale primarily to manufacturers in the furniture, home appliance and automotive industries and the Energy Products and Services Division comprised of the Valve Supplies and Sales Group which includes Industrial Municipal Supply ("IMSCO") and Pipeline Valve Specialty, Inc. ("PVS") which remanufacture pipeline valves and distribute pipe, valves, fittings and other products primarily to the petrochemical, chemical and petroleum refining industries and to pipeline transportation and storage industries; the New Machine Sales and Service Group which sells new machine tools and provides machine moving services; the Export Crating Group which provides international export crating services; and the Used Machine Sales Group which sells used machine tools. The New Machine Sales and Service, Export Crating and Used Machine Sales Groups comprise The Rex Group ("REX").

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Industrial Holdings, Inc. and its wholly-owned subsidiaries (the Companies). Significant intercompany balances and transactions have been eliminated upon consolidation. The financial statements include the results of operations of CRivet and American as of December 7, 1995 and November 1, 1996, respectively (see Note 3).

REVENUE RECOGNITION

Revenues are recognized upon shipment of the product or as the services are performed.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts was $179,965 and $80,072 at December 31, 1996 and 1995, respectively.

CREDIT RISK

The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and historically has not incurred significant credit losses. Notes receivable are collateralized by land, buildings and equipment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has determined that the fair value of the Company's financial instruments approximates the carrying amount of such instruments as presented or disclosed in the financial statements.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. At December 31, 1996, the last-in, first-out (LIFO) method was used to determine the cost of American's raw material and rivet inventories totaling $1,225,257. At that date, there was no LIFO reserve. The first-in, first-out method ("FIFO") was used to determine the cost of the remaining inventories at December 31, 1996 and all inventories at December 31, 1995.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 to 15 years for automobiles, furniture and equipment and 31 years for buildings). Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss will be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by the Company.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair market value of net tangible assets acquired. Goodwill is amortized over 20 years. At December 31, 1996, goodwill was $5,973,963, net of amortization of $590,550. Other intangible assets consist primarily of loan origination fees and are amortized over periods not exceeding seven years.

STOCK-BASED COMPENSATION.

The Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock- based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 11 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

INCOME TAXES

The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 1995, a valuation allowance was provided for deferred tax assets which the Company had determined may not be fully realizable.

EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding. For 1996, 1995 and 1994, the weighted average common and common equivalent shares were 4,378,684, 3,149,579 and 3,029,574 for the purpose of computing primary earnings per share. Fully diluted earnings per share for 1996, 1995 and 1994 were the same as primary earnings per share, since the effects of the conversion of the debentures was anti-dilutive.

STATEMENT OF CASH FLOWS

For purposes of the consolidated statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. Changes in assets and liabilities are presented net of the effect of the purchase of American in 1996 and CRivet in 1995.

ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates made in connection with these financial statements are reasonable.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior-year amounts to conform to the current-year classification.

NOTE 3 - BUSINESS ACQUISITIONS:

Effective November 1, 1996, the Company acquired all the capital stock of American for a purchase price of $11,758,737 including transaction costs. Effective December 7, 1995, the Company acquired substantially all of the assets for a purchase price of $3,744,229 and assumed certain liabilities of CRivet from MRMC, Inc. The following is a pro forma summary (unaudited) of the combined results of operations for the years ended December 31, 1996 and 1995, assuming the American and CRivet acquisitions had occurred on January 1, 1995 (in 000's):

                                              1996       1995
                                            ---------   -------
                Sales ...................   $  59,122   $56,565
                                            =========   =======
                Net income ..............   $   1,396   $ 1,312
                                            =========   =======
                Earnings per share ......   $     .28   $   .34
                                            =========   =======

The pro forma financial information combines the historical operating results of IHI for 1996 and 1995 with the results of operations for American for the ten months ended October 31, 1996 and the twelve months ended December 31, 1995 and CRivet for the period from January 1, 1995 through December 6, 1995. The pro forma financial information does not purport to be indicative either of results of operations that would have occurred had the purchases been made at January 1, 1995 or future results of operations of the combined companies.

These acquisitions have been accounted for by the purchase method of accounting (determined on a preliminary basis for American) and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition as follows:

                                                  American      CRivet
                                                 November 1,  December 7,
                                                    1996         1995
                                                 ----------   ----------
        Fair value of assets acquired:
           Net cash acquired .................   $1,244,667
           Accounts  receivable ..............    1,383,294
           Inventory .........................    1,220,517   $1,465,436
           Property and equipment ............    4,861,935    4,101,329
           Other assets ......................      234,912       57,554
           Goodwill ..........................    3,742,556

        Liabilities assumed or incurred:
           Accounts payable ..................      195,025      500,000
           Accrued expenses ..................    1,257,900      646,675
           Notes payable and long-term debt ..    9,984,222    3,891,641
           CRivet accounts payable to Landreth                   586,003
           Deferred income tax liability .....    1,250,734

Effective February 1, 1997, the Company acquired all the capital stock of Lone Star for $6 million. The purchase was financed through an $800,000 Term Loan secured by the machinery and equipment of Lone Star, a $900,000 Mortgage Note secured by the real estate of Lone Star, a $500,000 Term Note payable to the former shareholder of Lone Star, 84,211 shares of the Company's Common Stock, a $1.4 million increase in the Company's line of credit facility with Comerica Bank and $1.8 million cash.

      Lone Star, with revenues of $15.5 million in 1996, is a leading manufacturer and distributor of fasteners to the petrochemical and energy industries and a speciality provider of custom-in-house coating services.

NOTE 4 - INVENTORIES:

Inventories at December 31 consist of:

                                                  1996         1995
                                            ----------   ----------
             Raw materials ..............   $1,477,051   $  593,396
             Finished goods .............    7,130,702    6,246,340
             Other ......................    1,362,584    1,106,135
                                            ----------   ----------

                                            $9,970,337   $7,945,871
                                            ==========   ==========

NOTE 5 - NOTES RECEIVABLE:

Notes receivable at December 31 consist of the following:

                                                        1996         1995
                                                     ----------   ----------
   Mortgage note receivable with interest at 9.53%
      due in monthly installments of $15,166
      through February 2007 secured by land and
      building ...................................   $1,182,244   $1,248,138
   Note receivable from asset sale due in monthly
      installments of $3,790 through July 1999,
      unsecured ..................................      105,786      139,624
   Various installment notes and leases receivable
      from equipment inventory sales due through
      2000, secured by equipment .................      334,624      239,565
   Other notes receivable ........................       49,288      108,081
                                                     ----------   ----------
                                                      1,671,942    1,735,408
   Less current portion ..........................      207,549      259,452
                                                     ----------   ----------
                                                     $1,464,393   $1,475,956
                                                     ==========   ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at December 31 consist of:

                                                     1996            1995
                                                 ------------    ------------

 Land ........................................   $  1,193,892    $    243,892
 Leasehold improvements ......................        973,054         451,869
 Buildings ...................................      2,032,126         882,127
 Machinery and equipment .....................     12,142,238       8,309,897
 Office equipment, furniture and fixtures ....      1,133,483         579,726
 Transportation equipment ....................        614,368         545,633
 Construction in progress ....................        592,622         158,091
 Property under capital leases ...............         46,732         121,068
                                                 ------------    ------------
                                                   18,728,515      11,292,303
 Less - accumulated depreciation
    and amortization .........................     (3,149,105)     (2,166,881)
                                                 ------------    ------------
                                                 $ 15,579,410    $  9,125,422
                                                 ============    ============

NOTE 7 - NOTES PAYABLE:

Notes payable at December 31 consists of the following:

                                                            1996         1995
                                                         ----------   ----------
Revolving line of credit with a bank which provides
for borrowings up to the lesser of a defined
borrowing base or $12,000,000 at December 31, 1996,
$670,547 available at December 31, 1996, principal
due on demand, interest payable monthly at prime
(8.25% at December 31, 1996), secured by substantially
all assets of the Companies ..........................   $7,665,917   $5,520,999

12% promissory notes with principal and interest
due October 31, 1997, secured by substantially all
the assets of the Companies ..........................    1,900,000         --

12% convertible promissory note with principal and
interest due December 1, 1996, secured by
substantially all assets of the Companies.  Principal
of $804,100 was converted into common stock at $3.74
per share in 1996 ....................................         --      1,000,000

Non-interest bearing note payable to MRMC, Inc.,
principal due in weekly installments of $5,143
through May 1996 .....................................         --         92,571

Notes payable to individuals, principal due on
demand, interest payable monthly at 12%, secured
by certain notes receivable ..........................       50,000       75,000
                                                         ----------   ----------
                                                         $9,615,917   $6,688,570
                                                         ==========   ==========

NOTE 8 - LONG-TERM DEBT:

Long-term debt at December 31, consists of the following:

                                                            1996         1995
                                                         ----------   ----------
9.85% term loan payable in monthly installments
of $53,620 including interest, maturing December 1,
2001 and secured by the machinery and equipment
acquired from MRMC, Inc. .............................   $2,523,218   $2,800,000

12% convertible debentures due October 1, 1999,
with principal of $25,000 and interest payable
monthly.  Guaranteed by PVS and secured by the common
stock of IMSCO and LEC. Debentures are convertible
into common stock at $3.26 per share.  Principal of
$815,00 was converted into 250,000 shares of common
stock in 1996 ........................................    1,060,000    2,475,000

Note payable to bank with monthly principal payments
of $6,240 plus interest at prime, maturing on
December 1, 2004, secured by real estate property ....      814,306      653,548

Revolving line of credit with a bank expected to be
refinanced with 180 monthly principal payments of
$9,333 plus interest at prime, secured by the real
estate of American ...................................    1,680,000         --

Notes payable to a bank with monthly principal
payments of $56,243 plus interest at prime to 10.5%,
maturing on November 1, 1997 through 2002, secured by
substantially all assets of the Companies ............    2,538,799      454,020

Non-interest bearing notes payable to certain former
vendors of MRMC, Inc., principal due in monthly
installments of $5,475 through December 1997 .........       76,230      141,936

Various installment notes, payable in monthly
installments through 1999, including interest
ranging from 9% to 11.7%, secured by
transportation and other equipment ...................       27,603      139,203
                                                         ----------   ----------
                                                          8,720,156    6,663,707
Less - current portion ...............................    1,393,712      772,858
                                                         ----------   ----------
                                                         $7,326,444   $5,890,849
                                                         ==========   ==========

The aggregate maturities of long-term debt at December 31, 1996 (excluding $360,000 of convertible debenture converted to common stock subsequent to year end) are as follows:

                  Year ended December 31:
                    1997 .......................   $1,393,712
                    1998 .......................    1,358,021
                    1999 .......................    1,888,049
                    2000 .......................    1,142,824
                    2001 .......................    1,157,544
                  Thereafter ...................    1,420,006
                                                   ----------
                                                   $8,360,156
                                                   ==========

The convertible debenture agreement contains restrictive covenants which, among other things, requires the Company and its subsidiaries to maintain minimum amounts of net worth, debt-to-equity ratios, working capital, interest coverage and fixed charge coverage. The Company is also required to notify the holder if a material adverse change occurs, and the ability of subsidiaries to declare dividends to the Company is restricted. At December 31, 1996, due to significant capital expenditures, the Company was not in compliance with certain restrictive covenants. The Company has obtained waivers for such non-compliance.

The 12% convertible debentures are subject to redemption at the Company's option at a rate of 110 percent and 105 percent of the notes in the 12 months ending October 1, 1997 and 1998. If common stock is issued for consideration per share less than the $3.26 conversion price of the debentures, then the conversion price of the debentures is reduced to the consideration per share received by the Company. In March 1996, the Company paid $600,000 to the holder of the 12% convertible debentures in payment of current and future principal payments totaling that amount. The holder waived any prepayment penalty associated with this prepayment. The Company issued to the holder, warrants to purchase 50,000 shares of common stock at $4.00 per share. Additionally, at December 31, 1996, the Company has classified $360,000 of the convertible debenture due within one year as long-term debt since subsequent to year end, the holder converted this amount to common stock (See Note 11).

NOTE 9 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

The Companies have entered into noncancellable operating leases with related parties (former shareholders of Landreth) and other third parties expiring in various years through 2002. Rent payments to the former shareholders of Landreth were $106,800 annually for the years 1996, 1995 and 1994. Operating leases relate to offices, buildings and certain equipment. Aggregate rent expense on such leases amounted to $935,845, $657,328 and $592,589 for the years 1996, 1995 and 1994. Future minimum lease payments are as follows:

                     Year ended December 31:
                       1997 ..................   $  815,089
                       1998 ..................      773,789
                       1999 ..................      712,180
                       2000 ..................      310,646
                       2001 ..................      197,706
                     Thereafter ..............       70,000
                                                 ----------
                                                 $2,879,410
                                                 ==========

The lease with the former shareholders of Landreth is for a period of ten years through 2002 with an option to renew for an additional five years. The Company has an option to purchase the leased premises at a price equal to the outstanding indebtedness at the time the option is exercised.

In connection with the purchase of PVS, the former PVS shareholders agreed not to sell their shares except in accordance with an agreement with the Company. The Company was obligated to pay two of the former PVS shareholders the difference between $5 and the proceeds they received upon sale of their common stock. At December 31, 1995 and 1994, the Company had advances to these shareholders of $48,750 and $192,750, which were secured by 9,750 and 38,550 shares, respectively. At December 31, 1996, the Company had no advances to these shareholders and there was no further obligation under this agreement.

During 1996, the Company and a partnership providing a portion of the financing for the American acquisition, entered into a consulting agreement whereby the Company provided consulting services to the partnership relating to the acquisition and operation of one of the partnership's investee companies. Fees for these consulting services were $100,000 and are included in other income in 1996.

In connection with the purchase of Landreth, the former Landreth shareholders are entitled to additional consideration based upon the level of Landreth's pretax profits through 1997, not to exceed $500,000 in the aggregate. For fiscal 1996, 1995 and 1994, the Company paid these shareholders $29,491, $207,863 and $64,859 as additional consideration. As of December 31, 1996, the maximum remaining commitment is $112,934.

The Company had an employment agreement with a former REX shareholder that expired in 1995. Under the agreement, the former shareholder earned 11,667 shares of common stock in 1994 and 2,333 shares of common stock in 1995.

The Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liability, if any, as a result of these matters will not have a material adverse effect on the Companies' consolidated financial position or results of operations.

NOTE 10 - INCOME TAXES:

The provision for income taxes for the years ended December 31 is as follows:

                                          1996           1995           1994
                                        ---------      ---------      ---------

Current:
    Federal .......................     $ (31,635)     $ 142,886      $  (3,986)
    State .........................        76,800         26,000         52,959
                                        ---------      ---------      ---------
                                           45,165        168,886         48,973
Deferred , primarily federal ......       363,397        (67,422)        20,430
                                        ---------      ---------      ---------
Income tax expense ................     $ 408,562      $ 101,464      $  69,403
                                        =========      =========      =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1996, the Company has net operating loss (NOL) carryforwards of approximately $936,000 for income tax purposes which expire in 2005 through 2007. These losses may presently be offset against the future income of the applicable subsidiary only. Of the carryforward amount, $134,000 may be used at any time prior to its expiration. The remaining net operating loss carryforwards are subject to annual limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes, primarily resulting from the acquisitions of the Company's subsidiaries. During 1996, 1995 and 1994, the Company reduced the deferred tax asset valuation allowance by $238,873, $223,110 and $2,500, respectively, to reflect $101,000, $26,000 and $2,500, respectively in deferred tax assets used and to recognize deferred tax assets of $138,873 in 1996 and $197,110 in 1995. The recognized deferred tax assets are based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The Company has assessed its past earnings history and trends and that of its subsidiary, REX, as well as expected revenues, cost reductions and expiration dates of carryforwards and has determined that it is more likely than not these deferred tax assets will be realized.

The major components of deferred income tax assets and liabilities at December 31 are as follows:

                                                         1996           1995
                                                     -----------    -----------
Deferred income tax liabilities:
  Depreciation ...................................   $(2,747,473)   $(1,125,378)
  Other ..........................................      (443,590)      (194,789)
                                                     -----------    -----------
          Total deferred income tax liabilities ..    (3,191,063)    (1,320,167)
Deferred income tax assets:
  Net operating loss carryforwards ...............       318,216        582,613
  Inventory ......................................       356,258        323,866
  Other ..........................................       325,687         75,790
                                                     -----------    -----------
          Total deferred income tax assets .......     1,000,161        982,269
Deferred income tax assets valuation allowance ...          --         (238,873)
                                                     -----------    -----------
Deferred income taxes ............................   $(2,190,902)   $  (576,771)
                                                     ===========    ===========

A reconciliation of income tax expense computed at statutory rates to income tax expense for the years ended December 31 is as follows:

                                            1996          1995          1994
                                          ---------     ---------     ---------
Tax at statutory rate ................    $ 521,993     $ 219,848     $  34,376
Effect of permanent differences ......       68,897        58,249        47,587
Reduction in deferred tax asset
     valuation allowance .............     (238,873)     (223,110)       (2,500)
Other ................................        5,857        29,317       (45,013)
State income taxes, net of
     federal benefit .................       50,688        17,160        34,954
                                          $ 408,562     $ 101,464     $  69,403
                                          =========     =========     =========

NOTE 11 - SHAREHOLDERS' EQUITY:

The Company has authorized 20,000,000 shares of $.01 par value preferred stock. No shares are issued or outstanding.

WARRANTS TO ACQUIRE COMMON STOCK

The following table sets forth the outstanding warrants to acquire 2,844,296 shares of common stock as of December 31, 1996:
                                                                     Number of
                          Security                                 Common Shares
                          --------                                 -------------
Class A redeemable warrants to acquire common stock at $6.00 per share issued in connection with initial public offering, currently exercisable, expiring on January 14, 1997,
redeemable upon 30 days notice ....................................        8,786

Class B redeemable warrants to acquire common stock at $10.00 per share issued in connection with initial public offering
and with tender offer to Class A warrantholders, currently
exercisable, expiring on January 14, 1999, redeemable upon 30
days notice .......................................................    1,256,214

Class C redeemable warrants to acquire common stock at $15.00 per share issued in connection with tender offer to Class A
warrantholders, currently exercisable, expiring on January 14,
1999, redeemable if closing bid price of common stock equals
or exceeds $20.00 for 20 consecutive days .........................      623,714

Warrant to acquire common stock at $4.00 per share, currently
exercisable, expiring on March 31, 1998 ...........................       50,000

Warrant to acquire common stock at $3.27 per share issued in connection with private financing, currently exercisable,
expiring on December 8, 2000 ......................................      325,582

Warrant to acquire common stock at $3.80 per share, currently
exercisable, expiring on December 20, 1998 ........................       25,000

Warrant to acquire common stock at $5.00 per share, currently
exercisable, expiring on January 10, 1999  ........................       15,000

Warrant to acquire common stock at $7.00 per share issued in connection with acquisition financing, currently exercisable,
expiring on November 18, 2001  ....................................      540,000

EQUITY INCENTIVE PLANS.

At December 31, 1996, there were 186,080 shares of common stock reserved by the Board of Directors for issuance under the Company's employee stock option plans. Options are generally granted at the fair market value of the common stock at the date of grant and generally immediately or up to seven years after date of grant. Options granted under the plans must be exercised not later than ten years from the date of grant.

The following table summarizes activity under the employee stock option plans for each of the three years in the period ended December 31, 1996:

                                                                Weighted average
                                       Shares   Price per share  price per share
-------------------------------------- -------  ---------------  ---------------
Options outstanding, January 1, 1994   175,500                        $3.08
     Options granted                    75,000     $2.38               2.38
     Options canceled                   (5,000)     3.13               3.13
     Options  exercised                 (7,500)     1.00               1.00
                                       -------
Options outstanding, December 31, 1994 238,000                         2.93
     Options granted                    25,000      3.31               3.31
     Options  exercised                (10,000)     3.13               3.13
                                       -------
Options outstanding, December 31, 1995 253,000                         2.97
     Options granted                   233,000  4.06 - 9.25            5.09
     Options canceled                   (3,000)     3.13               3.13
     Options  exercised                (45,000) 2.38 - 4.06            3.00
                                       -------
Options outstanding, December 31, 1996 438,000                         4.09
                                       =======

The Company has a stock option plan for Non-Employee Directors (the Director
Plan). At December 31, 1996, there were 125,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and annually thereafter. Grants vest over nine months and are exercisable until the tenth anniversary of the date of grant. Grants have an exercise price equal to the fair market value of the Company's stock on the date of grant.

Activity under the plan for each of the three years in the period ended December 31, 1996 was as follows:


                                                                Weighted average
                                         Shares Price per share price per share
--------------------------------------  ------- --------------- ---------------
Options outstanding, January 1, 1994          0
     Options granted                     60,000     $2.38            $2.38
                                        -------
Options outstanding, December 31, 1994   60,000                       2.38
     Options granted                          0
                                        -------
Options outstanding, December 31, 1995   60,000                       2.38
     Options granted                     25,000      4.06             4.06
     Options exercised                   (5,000)     2.38             2.38
                                        --------
Options outstanding, December 31, 1996   80,000                       2.90
                                        =======

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1996.


                       Options Outstanding             Options Exercisable
                ----------------------------------  -------------------------
                             Weighted     Weighted                   Weighted
                              Average      Average                    Average
   Ranges of                 Remaining    Exercise        Shares     Exercise
Exercise Prices  Shares    Life in Years     Price  In Thousands        Price
--------------- ---------- ------------- ---------  ------------ ------------
     $2.38         105,000      8.8          $2.38       105,000        $2.38
      3.13         130,000      7.8           3.13       130,000         3.13
      3.31          25,000      8.0           3.31        25,000         3.31
      4.00          10,000      5.8           4.00        10,000         4.00
      4.06          76,000      9.1           4.06        56,000         4.06
      4.25          50,000      9.1           4.25        50,000         4.25
  5.00 - 5.50      100,000      9.1           5.25
      8.13           2,500      9.7           8.13
      9.25          19,500      9.9           9.25

The weighted average fair value at date of grant for options granted during 1996 and 1995 was $4.04 and $2.94 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                 1996          1995
--------------------------- ------------- -------------
Expected life                       3-7             3
Interest rate                 5.14-6.41%         7.66%
Volatility                  142.9-153.2%        176.3%
Dividend yield                        0%            0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     1996          1995
        -----------------------------------   -----------   -----------
        Pro forma net income ..............   $   900,160   $   496,637
        Pro forma earnings per share ......   $       .21   $       .16

NOTE 12 - SAVINGS PLAN:

The Company has a 401(k) savings plan which permits participants to contribute up to 18 percent of their compensation each year. The Company will match at least 50 percent of a participant's contributions, up to a maximum of 3 percent of gross pay. The Company's results of operations reflect expenses associated with the plan of approximately $70,300, $31,500 and $30,500 for 1996, 1995 and 1994.

NOTE 13 - SEGMENT INFORMATION:

The Company has five operating business groups: manufacture and sale of fasteners; valve and industrial supplies sales; new machine sales and related services; export crating; and used machine sales. Summarized financial information by business segment for 1996, 1995 and 1994 is presented below.

                                                                 Energy Products And Services Division
                                                      ------------------------------------------------------
                                                                        New
                                                       Valve and   machine sales    Export          Used
                                         Fasteners     Supplies     And Services    Crating     Machine Sales
                                        -----------   -----------   -----------   -----------    -----------
1996
Operating revenues ..................   $22,523,401   $12,472,456   $13,163,876   $ 2,798,272    $   464,942
Operating profit (loss) .............     2,064,996       773,204       425,828       335,640       (228,833)
Identifiable assets .................    17,886,711     6,071,785     2,879,621       915,869      2,074,886
Depreciation and amortization .......       829,408       227,996        73,611       116,101          5,617
Capital expenditures ................     2,147,064        24,143       153,204        73,631            741
1995
Operating revenues ..................   $13,204,532   $13,449,344   $ 9,868,209   $ 1,817,877    $   643,108
Operating profit (loss) .............     1,246,595       702,147       280,274       (31,467)       (88,958)
Identifiable assets .................    14,700,531     6,856,931     2,336,904       841,555      2,273,781
Depreciation and amortization .......       330,462       189,462        59,997       106,318          6,071
Capital expenditures ................       478,908        35,891        34,966        42,604          1,549
1994
Operating revenues ..................   $12,261,602   $13,672,512   $ 5,918,642   $ 2,530,879    $   346,704
Operating profit (loss) .............     1,111,089       503,339        20,364      (107,957)      (299,357)
Identifiable assets .................     8,199,794     7,066,646     2,274,256       722,887      2,265,664
Depreciation and amortization .......       328,120       318,535        49,747        69,206          5,620
Capital expenditures ................       248,102        66,968        22,279       157,395          1,194

Operating profit (loss) is operating revenues less cost of sales and operating expenses. Corporate expenses and income taxes have not been included in the computation of operating profit (loss ) of individual segments.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1996, 1995 and 1994 are as follows (in thousands, except per share data):

                                             MARCH 31   JUNE 30   SEPTEMBER 30 DECEMBER 31
                                              -------   --------    --------    -------
1996
Sales .....................................   $12,015   $ 13,612    $ 12,870    $12,925
Gross profit ..............................     2,559      2,811       2,693      2,511
Net income ................................       237        319         206        365
Earnings per share ........................      0.07       0.07         .05        .07
1995
Sales .....................................   $10,406   $  9,317    $  9,072    $10,188
Gross profit ..............................     1,919      2,014       1,978      1,960
Net income ................................       202        152         130         61
Earnings per share ........................      0.07       0.05        0.04       0.01
1994
Sales .....................................   $ 9,148   $  9,066    $  7,575    $ 8,941
Gross profit ..............................     2,099      1,978       1,663      1,505
Net income (loss) .........................       167       (142)       (163)       170
Earnings (loss) per share .................      0.06      (0.05)      (0.05)      0.05

NOTE 15 - SUBSEQUENT EVENT (UNAUDITED):

     In March 1997, the Company acquired all the outstanding capital stock of Manifold Valve Services, Inc. ("MVS") for 600,000 shares of the Company's Common Stock and a Term Note in the amount of $442,500, payable to the selling shareholder in six monthly installments. MVS, operating from a 25,000 square foot leased manufacturing facility in Jennings, Louisiana, sells and repairs high pressure valves that are used primarily in oil and gas drilling applications. MVS' revenues in 1996 were $6.4 million with one customer comprising 18% of its total 1996 revenues.