Form 10-K/A
period 1996-12-31
INDUSTRIAL HOLDINGS INC
filed 1997-04-29
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant was $47,640,528 at March 27, 1997. At that date, there were 5,248,689 shares of Common Stock outstanding.

         THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 1997 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the directors and executive officers of the Company is set forth below:

                                  PRINCIPAL POSITION                   DIRECTOR
           NAME                    WITH THE COMPANY           AGE       SINCE
           ----                    ----------------           ---       -----
                CLASS I DIRECTORS WHOSE TERM WILL EXPIRE IN 1998

Charles J. Anderson     Director                              74         1991
James W. Kenney         Director                              55         1992

               CLASS II DIRECTORS WHOSE TERM WILL EXPIRE IN 1999

John P. Madden          Director                              55         1992
John L. Thompson        Director                              37         1997

       CLASS III DIRECTORS WHOSE TERM (IF RE-ELECTED) WILL EXPIRE IN 2000

Robert E. Cone          Chairman of the Board;                45         1989
                        President and Chief Executive
                        Officer; Director
James H. Brock, Jr.     Executive Vice President;             58         1991
                        Director
Barbara S. Shuler       Secretary; Director                   51         1991

         ROBERT E. CONE has served as President, Chief Executive Officer and Director of the Company since August 1989. From August 1987 to August 1989, Mr. Cone served as Vice President of Broadcast Ventures, Inc ("BVI"), a partnership formed to acquire radio stations through syndication. Mr. Cone's responsibilities at BVI included the formation of business plans, corporate development, financing and analysis of acquisition candidates.

         JAMES H. BROCK, JR. has served as Executive Vice President and Director of the Company since September 1991. Mr Brock previously served as Chief Operating Officer and Chief Financial Officer. From 1988 to 1990, Mr. Brock served as Executive Vice President and Chief Financial Officer of DRCA Medical Corporation, a health care company specializing in the rehabilitation of injured workers. Prior to 1988, Mr. Brock served as Vice President-Finance of National Healthcare Alliance, a full-service managed health care service company and Chairman of the Board of Directors of Quality Fasteners, Inc., a distributor of construction supplies, and of Olde Time Ice, Inc., a manufacturer and distributor of packaged ice. Mr. Brock is a Certified Public Accountant.

         BARBARA S. SHULER has served as Secretary of the Company since February 1992 and as a Director of the Company since September 1991. Since 1974, Ms. Shuler has been self-employed in auction management, marketing, advertising and promotional aspects of the equine industry, serving as President of Shuler, Inc.

         CHARLES J. ANDERSON has served as a Director of the Company since September 1991. For the last seven years, Mr. Anderson has been engaged in private business investments. Prior to 1985, Mr. Anderson served as Senior Sales Vice President and Director of Sales and was a partner of the Delaware Management Company, the manager of the Delaware Group of Mutual Funds and certain other private pension funds.

         JAMES W. KENNEY has served as a Director of the Company since October 1992. Since October 1993, Mr. Kenney has served as Executive Vice President of San Jacinto Securities, Inc. From February 1992 to September 1993, he served as the Vice President of Renaissance Capital Group, Inc. Prior to that time, Mr. Kenney served as Senior Vice President for Capital Institutional Services, Inc. and in various executive positions with major southwest regional brokerage firms, including Rauscher Pierce Refsnes Inc. and Weber, Hall, Sale and Associates, Inc. Mr. Kenney is a director of AmeriShop Corporation, a company that provides services to the retail industry; Consolidated Health Care Associates, Inc., a company that operates physical rehabilitation centers; Scientific Measurement Systems, Inc., a developer of industrial digital radiography and computerized tomography; Technol Medical Products, Inc., which designs, manufactures and markets more than 300 disposable medical products; and Tricom Corporation, a company that develops products and services for the telecommunication industry.

         JOHN P. MADDEN has served as a Director of the Company since October 1992. From January 1992 to April 1993, Mr. Madden served as Chairman of the Board of The Rex Group, Inc. ("REX") and as its President and Chief Executive Officer from June 1963 to January 1992 and from December 1992 to April 1993. REX, a private company based in Houston, Texas, which was acquired by the Company in March 1993, is a distributor of new and used machine tool equipment, conducts a machine moving operation and is engaged in the international export crating business.

         JOHN L. THOMPSON has served as a Director of the Company since February 1997 when he was appointed to fill the unexpired term of a retiring director. Mr. Thompson is a director and President of St. James Capital Corp., a Houston-based merchant banking firm. St. James Capital Corp. also serves as the General Partner of St. James Capital Partners L.P., an investment limited partnership specializing in merchant banking related investments. Additionally, he is Chairman of the Board of Herlin Industries, Inc., a publicly- held holding company engaged in energy services. Prior to co-founding St. James, Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issues.

OTHER EXECUTIVE OFFICERS

         THOMAS C. LANDRETH has served as Executive Vice President since September 1996. Mr. Landreth has served as President of Landreth Engineering Company ("LEC") since 1977 and as President of the Fastener Manufacturing and Sales Division since the Company's divisional reorganization in June 1996. Mr. Landreth has worked in all technical areas of LEC since 1967 and is responsible for numerous cold heading machine designs and improvements as well as numerous innovative tool and die designs.

         CHRISTINE A. SMITH has served as Chief Financial Officer of the Company since January 1995. From April 1989 through December 1994, Ms. Smith was a Principal at The Spinnaker Group, an investment banking firm providing services primarily to manufacturing and distribution companies. Prior to joining The Spinnaker Group, Ms. Smith, a Certified Public Accountant, was a Senior Manager with Ernst & Young.

BOARD AND COMMITTEE ACTIVITY: STRUCTURE AND COMPENSATION

         The Company's operations are managed under the broad supervision of the Board of Directors, which has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During 1996, the Board of Directors convened on two regular occasions. Each director attended all of the meetings held by the Board or meetings of Board committees of which he was a member during his tenure in 1996, except for Charles J. Anderson who attended no Board of Directors meetings and all Committee meetings of which he was a member. During 1996, directors received no cash compensation for attendance at Board or Committee meetings. Directors are, however, entitled to reimbursement for reasonable travel expenses incurred in attending such meetings. In 1996, each non-employee director (Messrs. Anderson, Kenney and Madden and Ms. Shuler) was awarded under the Company's 1995 Non-Employee Director Stock Option Plan (the "Director Plan") options to purchase 5,000 shares of the Company's Common Stock at $4.06 per share. Employee directors are eligible to participate in the Company's 1994 Amended and Restated Incentive Stock Plan (the "Employee Plan"). Non-employee directors are entitled to participate in the Director Plan.

         Pursuant to delegated authority, various Board functions are discharged by the standing committees of the Board. The Audit Committee of the Board of Directors, currently composed of Messrs. Brock and Anderson and Ms. Shuler, makes recommendations to the Board of Directors concerning the selection and engagement of the Company's independent public accountants and reviews the scope of the annual audit, audit fees and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee convened on one occasion in 1996. The Compensation Committee sets the compensation for executive, managerial and technical personnel of the Company and administers the Company's stock option and other compensation plans. The Compensation Committee was composed of Mr. Madden, Ms. Shuler and Mr. Anderson and met on one occasion in 1996.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1996 Messrs. Cone, Madden, Anderson and Kenney and Ms. Shuler and Ms. Smith were late in filing a form 4 report of an exempt transaction. The Company believes that these failures to file reports on a timely basis were inadvertent and has implemented routine procedures designed to periodically remind its officers and directors of the filing requirements.

ITEM 11.          EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table provides certain summary information covering compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and the other executive officers, whose annual compensation, determined as of the end of the last fiscal year, exceeds $100,000.

                                                                                                       LONG TERM
                                                                       ANNUAL COMPENSATION            COMPENSATION
                                                             -------------------------------------    ------------
                                                                                                        OPTION       EXERCISE
NAME AND PRINCIPAL POSITION                       YEAR        SALARY         BONUS        OTHER(1)       AWARDS       PRICE
-------------------------------------------       ----       --------       -------       --------       ------       ------
Robert E. Cone ............................       1996       $160,000       $10,000                     150,000    $4.06-5.50
  President and                                   1995       $160,000          --             --           --           --
  Chief Executive Officer                         1994       $146,250          --             --         65,000       $2.375

James H. Brock, Jr. .......................       1996       $150,000       $10,000           --           --           --
   Executive Vice President and                   1995       $150,000          --             --           --           --
   President - Energy Products and                1994       $135,000          --             --         20,000       $2.375
   Services Division

Thomas C. Landreth ........................       1996       $120,000       $24,518       $  4,745       30,000       $ 4.06
   Executive Vice President and                   1995       $120,000       $54,430       $103,932         --           --
   President - Fastener                           1994       $120,000       $41,350       $ 32,430         --           --
   Manufacturing and Sales Division

Christine A. Smith ........................
   Vice President and                             1996       $ 95,000       $30,000           --         30,000       $ 4.06
   Chief Financial Officer                        1995       $ 85,000          --             --         25,000       $ 3.31

----------------------

(1) Additional payments under the terms of the Landreth Engineering Company purchase agreement.

         STOCK COMPENSATION TABLE. The following table provides certain information with respect to options granted to the executive officers during the fiscal year ended December 31, 1996 under the Company's stock option plans:

                                                   INDIVIDUAL GRANTS
                             -------------------------------------------------------------
                              NUMBER OF                                                          POTENTIAL REALIZABLE
                              SHARES OF                                                            VALUE AT ASSUMED
                                COMMON         PERCENT OF                                       ANNUAL RATES OF STOCK
                                STOCK        TOTAL OPTIONS                                      PRICE APPRECIATION FOR
                              UNDERLYING       GRANTED TO                                          OPTION TERMS(3)
                               OPTIONS        EMPLOYEES IN       EXERCISE      EXPIRATION      --------------------------
          NAME                 GRANTED        FISCAL YEAR         PRICE           DATE            5%             10%
          ----                 -------        -----------         -----           ----            --             ---
Robert E. Cone ............   150,000(2)          64%           $4.25-5.50      02/19/06         $457,835     $1,160,245
  President and
  Chief Executive Officer

Thomas C. Landreth ........   30,000(1)           13%             $4.06         02/19/06           76,599        194,118
  Executive Vice President
  and President - Fastener
  Manufacturing and Sales
  Division

Christine A. Smith ........   30,000(1)           13%             $4.06         02/19/06           76,599        194,118
  Vice President and
  Chief Financial Officer

--------------

(1)      20,000 of these options were fully vested at December 31, 1996.

(2)      50,000 of these options were fully vested at December 31, 1996.

(3) These calculations are based on the market value of the Common Stock on the date of grant. The market value is calculated by averaging the closing bid and ask price for the stock as quoted by NMS on the date of grant. The exercise price is determined by the same method which is equal to the market value on the date of grant.

         OPTION EXERCISES AND YEAR END VALUES

         The following table sets forth information with respect to the unexercised options to purchase shares of Common Stock which were granted to the executive officers in 1996 or prior years under the Company's stock option plans. Thomas C. Landreth exercised options for 10,000 shares at $4.06 per share under the Company's stock option plans during the fiscal year ended December 31, 1996.

                           NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                 UNEXERCISED OPTIONS                     IN-THE-MONEY OPTIONS AT
                               HELD AT FISCAL YEAR END                         YEAR END(1)
                            ----------------------------               -----------------------------
                            EXERCISABLE    UNEXERCISABLE               EXERCISABLE     UNEXERCISABLE
                            -----------    -------------               -----------     -------------
Robert E. Cone .........      165,000         100,000                      $1,301,250    $584,500

James H. Brock, Jr. ....       65,000            --                          $520,000       --

Thomas C. Landreth .....       10,000          10,000                         $70,620     $70,620

Christine A. Smith .....       45,000          10,000                       $ 336,615     $70,620

---------------------

(1) Represents the difference between the average of the closing bid and ask price for the Common Stock as quoted by NMS on December 31, 1996 and any lesser exercise price.

                                  PLAN BENEFITS

         The following table provides information concerning options granted under the Company's Employee Plan and Director Plan during 1996:

                       NAME AND POSITION                   OPTIONS GRANTED (#)      EXERCISE PRICE
                       -----------------                   -------------------      --------------
EMPLOYEE PLAN:
Robert E. Cone, President and Chief Executive Officer .....     150,000               $4.25-5.50
Thomas C. Landreth, Executive Vice President ..............      30,000                  $4.06
Christine A. Smith, Vice President and Chief ..............
     Financial Officer                                           30,000                  $4.06

Executive Officers as a group (4 persons) .................     210,000               $4.06-5.50

All employees who are not officers as a group .............      23,000               $4.06-9.25

                       NAME AND POSITION                   OPTIONS GRANTED (#)      EXERCISE PRICE
                       -----------------                   -------------------      --------------
DIRECTOR PLAN:
James W. Kenney, Director .................................       5,000               $4.06
John P. Madden, Director ..................................       5,000               $4.06
Barbara S. Shuler, Secretary and Director .................       5,000               $4.06
Charles J. Anderson, Director .............................       5,000               $4.06

All non-employee directors as a group .....................      20,000               $4.06

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         For the fiscal year ended December 31, 1996, Mr. Madden, Mr. Anderson and Ms. Shuler served on the Compensation Committee of the Board of Directors (the "Committee"). Ms. Shuler has served as the Company's Secretary since February 1992.

EMPLOYMENT AGREEMENTS

         Effective July 1, 1991, the Company entered into employment agreements with Messrs. Cone and Brock, which agreements were subsequently amended and extended. Mr. Cone's amended employment agreement provides for a 1996 base salary of $175,000, a 1997 base salary of $185,000, and a base salary of $200,000 for 1998 through 2000. Mr. Brock's amended employment agreement provides for a 1996 base salary of $160,000, a 1997 base salary of $170,000, and a 1998 base salary of $180,000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of Common Stock at April 27, 1997 by (i) each person known to the Company to beneficially own more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                 NAME AND ADDRESS OF         NUMBER OF SHARES      PERCENTAGE OF
                   BENEFICIAL OWNER        BENEFICIALLY OWNED(1)       CLASS
                   ----------------        ---------------------       -----
St. James Capital Partners, L.P.
1980 Post Oak Blvd., Suite 2030
Houston, Texas  77056.................          1,385,000(2)           21.2%

Directors and Executive Officers:
Robert E. Cone........................            379,548(3)            6.4%
James H. Brock, Jr....................            115,000(4)            1.9%
Thomas C. Landreth....................             68,445(5)            1.2%
Christine A. Smith....................             55,071(6)              *
Charles J. Anderson...................             72,000(7)            1.2%
James W. Kenney.......................             25,000(8)              *
John P. Madden........................            149,373(9)            2.5%
Barbara S. Shuler.....................             82,393(10)           1.4%
John L. Thompson......................              5,000(11)             *
All officers and directors
  as a group (9 persons) (3) - (11)...            951,830              15.1%

                  ------------------------------------

*        Less than one percent.

(1) Subject to community property laws where applicable, each person has sole voting and investment power with respect to the shares listed, except as otherwise specified. Each person is a United States citizen. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.
(2) Includes 620,000 shares that may be acquired upon the exercise of currently exercisable warrants.
(3) Includes 165,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(4) Includes 65,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(5) Includes 10,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(6) Includes 45,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(7) Includes 15,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(8) Includes 25,000 shares that may be acquired upon the exercise of currently exercisable stock options.
(9) Includes 20,000 shares that may be acquired upon the exercise of currently exercisable stock options. Excludes 178,609 shares owned by persons related to Mr. Madden, but as to which Mr. Madden disclaims beneficial ownership.
(10) Includes 20,000 shares that may be acquired upon the exercise of currently exercisable options.
(11) Includes 5,000 shares that may be acquired upon the exercise of currently exercisable stock options. Excludes 765,000 shares and 620,000 warrants owned by St. James Capital Partners, L.P., of which Mr. Thompson is a director and president of the General Partner and may be deemed to share voting and investment power with respect to such shares.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company enters into transactions with related parties only with the approval of a majority of the independent and disinterested directors and only on terms the Company believes to be comparable to or better than those that would be available from unaffiliated parties. In the Company's view, all of the transactions described below meet that standard.

         In connection with the purchase of Landreth Engineering Co. ("Landreth") in 1992, the Company entered into a lease agreement with Scranton Acres, a general partnership of which Mr. Tom Landreth is a partner, for the Landreth facility. The lease expire in 2002. Rental payments are $106,800 annually.

         In connection with the purchase of Landreth, the former Landreth Shareholders, including Mr. Tom Landreth, are entitled to additional consideration based upon the level of Landreth's pretax profits through 1997, not to exceed $500,000 in the aggregate. For fiscal 1996, 1995 and 1994, the Company paid Mr. Landreth $14,745, $103,932 and $32,430.

         Mr. John Thompson, a director of the Company since February 1997, is also a director and President of St. James Capital Corp. ("St. James Capital"), a merchant banking firm. St. James Capital serves as General Partner of St. James Capital Partners, L.P. ("St. James"). During 1995, St. James provided $1,000,000 in short-term financing to the Company in connection with an acquisition. In 1996, $804,100 of principal of this note was converted by St. James into 215,000 shares of the Company's common stock. The remaining principal and $65,995 in interest was repaid by the Company to St. James. In 1996, St. James provided $1.9 million in short term financing in connection with an acquisition and acquired 540,000 warrants to purchase the Company's common stock at an exercise price of $7.00 per share. Additionally, St. James Capital received $180,600 in investment banking fees. In 1996, the Company received $100,000 in fees from St. James in connection with consulting services provided to certain investee companies of St. James.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 1997.

                                            INDUSTRIAL HOLDINGS, INC.


                                            By: /S/ CHRISTINE A. SMITH
                                                    Christine A. Smith (Chief
                                                    Financial Officer and Vice
                                                    President)