Form 10-Q
period 1997-03-31
INDUSTRIAL HOLDINGS INC
filed 1997-05-15
CIK 879884

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1997

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

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        At May 13, 1997, there were 6,009,273 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.

                                      INDEX

                                                                                      PAGE NO.
PART  I       FINANCIAL INFORMATION

              Item 1      Financial Statements

                          Consolidated Balance Sheets at March 31, 1997 and                1
                          December 31, 1996
                          Consolidated Statement of Income for the Quarters ended          2
                          March 31, 1997 and 1996
                          Consolidated Statement of Cash Flows for the Quarters            3
                          ended March 31, 1997 and 1996
                          Notes to Consolidated Financial Statements                       4
              Item 2      Management's Discussion and Analysis of Financial                5
                          Condition and Results of Operations

PART  II      OTHER INFORMATION

              Item 1.     Legal Proceedings                                                7
              Item 2.     Changes in Securities (no response required)
              Item 3.     Defaults upon Senior Securities
                          (no response required)
              Item 4.     Submission of Matters to a Vote of

                          Security Holders (no response required)
              Item 5.     Other Information (no response required)

              Item  6.    Exhibits and reports on Form 8-K                                 7

                            INDUSTRIAL HOLDING, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 March 31           December 31
                                                                   1997                1996
                                                               ------------        -------------
                         ASSETS
Current assets:
        Cash and equivalents                                   $    835,009           $3,087,925
        Accounts receivable - trade, net                         10,128,472            6,756,218
        Inventories                                              11,784,138            9,970,337
        Advances to shareholders                                     77,809               77,086
        Notes receivable, current portion                           208,493              207,549
        Other current assets                                        598,981              333,839
                                                               ------------        -------------
            Total current assets                                 23,632,902           20,432,954

Property and equipment, net                                      19,352,856           15,579,410
Notes receivable, less current portion                            1,448,806            1,464,393
Other assets                                                        714,896              714,495
Goodwill and other, net                                          12,703,235           5,498,271
                                                                -----------         -----------

          Total assets                                          $57,852,695          $43,689,523
                                                                ===========          ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

        Notes payable                                           $10,679,387          $ 9,615,917
        Accounts payable - trade                                  6,749,123            4,601,082
        Accrued expenses and other                                2,382,884            1,721,487
        Current portion of long-term debt                         3,176,053            1,393,712
                                                               ------------         ------------
             Total current liabilities                           22,987,447           17,332,198
        Long-term debt, less current portion                      7,210,227            7,326,444
        Deferred compensation payable,

              less current portion                                  259,730              285,532
        Deferred income taxes payable                             2,669,134            2,190,902
                                                                -----------         ------------
              Total liabilities                                  33,126,538           27,135,076
                                                                 ----------          -----------
Shareholders' equity:
        Common stock $.01 par value, 20,000,000
           shares authorized, 5,848,689 and 4,851,494

           shares issued and outstanding                             58,487               48,515
   Additional paid-in capital                                    23,004,527           15,360,801
   Retained earnings                                              1,663,143            1,145,131
                                                               ------------        -------------
                Total shareholders' equity                       24,726,157           16,554,447
                                                                -----------         ------------
                Total liabilities and shareholders' equity      $57,852,695          $43,689,523
                                                                ===========          ===========

                        See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          QUARTER ENDED MARCH 31,
                                                             1997                1996
                                                          -----------         -----------
Sales                                                     $17,304,348         $12,015,008
Cost of sales                                              12,754,674           9,456,076
                                                          -----------         -----------
Gross profit                                                4,549,674           2,558,932
Selling, general and administrative                         3,327,479           1,876,054
                                                         ------------         -----------
Income from operations                                      1,222,195             682,878
                                                         ------------        ------------
Other income (expense):

     Interest expense                                       (434,378)           (348,341)
     Interest income                                           53,488              26,740
     Other income (expense)                                    10,007             (2,537)
                                                       --------------     ---------------
            Total other income (expense)                      370,883           (324,138)
                                                        -------------       -------------
Income before income taxes                                    851,312             358,740

Income tax expense                                            333,300             121,972
                                                         ------------        ------------
Net income                                                $   518,012         $   236,768
                                                          ===========         ===========
Earnings per share                                        $       .09         $       .07
                                                          ===========         ===========

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                                1997             1996
                                                         -----------------    ------------
Cash flows from operating activities:

  Net income                                                  $   518,012      $   236,768
  Adjustments to reconcile net income to net
    cash provided by operating activities:

      Depreciation and amortization                               527,772          315,994
      Deferred income tax provision                                31,154           36,972
      Deferred compensation paid                                 (25,802)
      Changes in assets and liabilities,
         net of acquisitions:
         Accounts receivable and advances to

            shareholders                                        (302,035)      (1,505,803)
         Inventories                                            (151,524)        (688,380)
         Notes receivable                                          14,643           26,735
         Other assets                                           (241,489)        (216,158)
         Accounts payable                                        (14,885)          975,661
         Accrued expenses                                             983        (169,278)
                                                           --------------    -------------
           Net cash provided (used)

                by operating activities                           356,829        (987,489)
Cash flows from investing activities:
  Purchase of property and equipment                            (624,287)        (170,350)
  Purchase of subsidiaries, net of cash                       (1,734,841)
  Additional consideration paid to former
     shareholders of Landreth and PVS                                             (55,930)
                                                         -----------------    ------------
           Net cash used by investing activities              (2,359,128)        (226,280)
                                                         -----------------    ------------

Cash flows from operating activities:

  Net borrowing under revolving line of credit                     33,046          845,054
  Proceeds from long-term debt                                    407,115
  Principal payments on notes payable,

      long-term debt and capital lease obligations            (1,418,462)        (826,629)
  Proceeds from issuance of common stock                          727,684          981,472
                                                         -----------------    ------------
      Net cash provided (used) by financing activities          (250,617)          999,897
                                                         -----------------    ------------
Net decrease in cash and equivalents                          (2,252,916)        (213,872)
Cash and equivalents, beginning of period                       3,087,925          428,430
                                                         -----------------    ------------
Cash and equivalents, end of period                            $  835,009       $  214,558
                                                         =================    ============
Non-cash financing activities:

         Debt converted to equity                              $  360,000

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

NOTE A BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B      INVENTORY

            Inventory consists of the following:

                                                  March 31     December 31
                                                     1997         1996
                                                  -----------  -----------
            Raw materials                        $ 1,827,746   $ 1,477,051
            Finished goods                          8,574,875    7,130,702
            Other                                   1,381,517    1,362,584
                                                  -----------  -----------

                                                $11,784,138     $9,970,337

NOTE C      RECLASSIFICATION

            Reclassifications of amounts have been made from selling, general and administrative expenses to cost of sales for the quarter ended March 31, 1996 to conform to the classification in the quarter ended March 31, 1997. Certain reclassifications have been made to the statement of cash flows for the quarter ended March 31, 1996 to conform to the classification used for the current quarter.

                                     PART I
                              FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The financial information in the following discussion of Industrial Holdings, Inc. (including its subsidiaries, the "Company"), includes the operating results of Industrial Holdings, Inc. ("IHI") and its subsidiaries. The Company's business is organized into two divisions: the Fastener Manufacturing and Sales Division, comprised of Landreth Engineering Company ("LEC"), Connecticut Rivet ("CRivet"), American Rivet Company ("American"), acquired November 1996, and LSS-Lone Star - Houston, Inc. ("Lone Star"), acquired February 1997, and the Energy Products and Services Division comprised of the Valve and Supplies Sales Group which includes Pipeline Valve Specialty ("PVS"), Industrial Municipal Supply Company ("IMSCO") and Manifold Valve Service ("MVS"), acquired March 1997; the New Machine Sales and Services Group which includes Regal Machine Tools ("Regal") and Rex Machinery Movers ("RMM"); the Export Crating Group which includes U.S. Crating ("USC"); and the Used Machine Sales Group which includes Rex/Paul's Machine Sales ("RPMS"). Regal, RMM, USC and RPMS comprise the Rex Group ("Rex").

            RESULTS OF OPERATIONS

            QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1996.

            SALES. On a consolidated basis, sales increased $5,289,340 or 44% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This increase was primarily the result of the acquisitions of Lone Star in February 1997 and American in November 1996.

            COST OF SALES. Cost of sales increased $3,298,598 or 35% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996, primarily as a result of the increase in sales described in the preceding paragraph.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,451,425 or 77% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This increase was primarily attributable to the acquisitions of Lone Star and American. Selling, general and administrative expenses increased a greater percentage than sales primarily as a result of amortization of goodwill related to the acquisitions of Lone Star and American.

            INTEREST EXPENSE. Interest expense increased $86,037 or 25% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 primarily as a result of debt incurred in the acquisitions of Lone Star and American.

            INCOME TAXES. The Company's effective tax rate was 39% for the quarter ended March 31, 1997 compared to 34% for the quarter ended March 31, 1996.

            TOTAL ASSETS. Total assets were $57,852,695 at March 31, 1997 compared to $43,689,523 at December 31, 1996. This increase was primarily attributable to an increase in goodwill, accounts receivable, and property and equipment as a result of the acquisitions of Lone Star and MVS.

            TOTAL LIABILITIES. Total liabilities were $33,126,538 at March 31, 1997 compared to $27,135,076 at December 31, 1996. This increase was primarily attributable to an increase in trade accounts payable, notes payable, and long term debt as a result of the acquisitions of Lone Star and MVS.

            LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1997, the Company had cash of $835,009 and additional borrowing capacity under its line of credit of $1,538,425. The Company's operations provided cash of $356,829 during the quarter ended March 31, 1997 compared to using cash of $987,489 during the quarter ended March 31, 1996. This change is due to a significant increase in accounts receivable for the quarter ended March 31, 1996 as a result of the acquisition of CRivet. CRivet was acquired in December 1995. Accounts receivable were not purchased by the Company as part of the acquisition. At March 31, 1996, CRivet's accounts receivables balance was $1,602,009, a $970,152 increase from December 31, 1995.

            Investing activities used cash of $2,359,128 for the quarter ended March 31, 1997 compared to $226,280 for the quarter ended March 31, 1996. This increased use of cash was attributable to the acquisition of Lone Star and increased capital expenditures in the first quarter of 1997 compared to the first quarter of 1996. Capital expenditures for property and equipment increased 266% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 primarily as a result of the purchase of new equipment and leasehold improvements for the Company's fastener manufacturing operations.

            Financing activities used cash of $250,617 for the quarter ended March 31, 1997 compared to providing cash of $999,897 for the quarter ended March 31, 1996. This change is due to a decrease in net borrowings in the current quarter.

            At March 31, 1997, the Company had working capital of $645,455, long-term debt of $7,210,227 and shareholders' equity of $24,726,157. The Company anticipates that its operating cash needs for fiscal 1997 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas, and private placements of debt securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibit 11 - Earnings per Share

               (b)    Reports on Form 8-K

               On February 18, 1997, the Company filed a Report on Form 8-K disclosing the execution of a Stock Purchase Agreement by and among the Company and Judith Jandl to purchase all the outstanding capital stock of LSS-Lone Star - Houston, Inc. for approximately $5.9 million including estimated transaction expenses.

               On January 24, 1997, the Company filed a Report on Form 8-K which included the audited financial statements of American Rivet, Inc. for the fiscal years ended August 31, 1996 and 1995 and the pro forma combined financial statements of IHI and American as of and for the nine months ended September 30, 1996 and the year ended December 31, 1995.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INDUSTRIAL HOLDINGS, INC.

        Date: May 15, 1997                  By:   /S/CHRISTINE A. SMITH
                                                     Christine A. Smith
                                                   Chief Financial Officer and
                                                   Vice President