Form 10-Q
period 1997-06-30
INDUSTRIAL HOLDINGS INC
filed 1997-08-14
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1997

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         At August 14, 1997, there were 6,425,453 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                        PAGE NO.
PART I  FINANCIAL INFORMATION
Item 1   Financial Statements

         Consolidated Balance Sheets at June 30, 1997 and
         December 31, 1996 ..................................................  1

         Consolidated Statement of Income for the Quarters ended
         June 30, 1997 and 1996 .............................................  2

         Consolidated Statement of Income for the Six Months
         ended June 30, 1997 and 1996 .......................................  3

         Consolidated Statement of Cash Flows for the Six
         Months ended June 30, 1997 and 1996 ................................  4

         Notes to Consolidated Financial Statements .........................  5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................  6

PART II OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................  9

Item 2.  Changes in Securities (no response required)

Item 3.  Defaults upon Senior Securities
         (no response required)

Item 4.  Submission of Matters to a Vote of
         Security Holders ...................................................  9

Item 5.  Other Information (no response required)

Item 6.  Exhibits and reports on Form 8-K ...................................  9

                            INDUSTRIAL HOLDING, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                    June 30              December 31
                                                                                                      1997                   1996
                                                                                                  -----------            -----------
                               ASSETS
Current assets:
         Cash and equivalents ........................................................            $ 1,005,819            $ 3,087,925
         Accounts receivable - trade, net ............................................             10,951,546              6,756,218
         Inventories .................................................................             12,026,767              9,970,337
         Advances to shareholders ....................................................                 84,034                 77,086
         Notes receivable, current portion ...........................................                297,975                207,549
         Other current assets ........................................................                225,745                333,839
                                                                                                  -----------            -----------

             Total current assets ....................................................             24,591,886             20,432,954

Property and equipment, net ..........................................................             18,819,685             15,579,410
Notes receivable, less current portion ...............................................              1,143,229              1,464,393
Other assets .........................................................................                761,433                714,495
Goodwill and other, net ..............................................................             12,843,332              5,498,271
                                                                                                  -----------            -----------

           Total assets ..............................................................            $58,159,565            $43,689,523
                                                                                                  ===========            ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ...............................................................            $ 8,292,609            $ 9,615,917
         Accounts payable - trade ....................................................              5,727,955              4,601,082
         Accrued expenses and other ..................................................              2,657,852              1,721,487
         Current portion of long-term debt ...........................................              1,725,451              1,393,712
                                                                                                  -----------            -----------
              Total current liabilities ..............................................             18,403,867             17,332,198
         Long-term debt, less current portion ........................................              7,852,716              7,326,444
         Deferred compensation payable,
               less current portion ..................................................                253,865                285,532
         Deferred income taxes payable ...............................................              2,657,037              2,190,902
                                                                                                  -----------            -----------
               Total liabilities .....................................................             29,167,485             27,135,076
                                                                                                  -----------            -----------
Shareholders' equity:
         Common stock $.01 par value, 50,000,000
            shares authorized, 6,364,103 and 4,851,494
            shares issued and outstanding ............................................                 63,641                 48,515
   Additional paid-in capital ........................................................             26,439,533             15,360,801
   Retained earnings .................................................................              2,488,906              1,145,131
                                                                                                  -----------            -----------
                 Total shareholders' equity ..........................................             28,999,080             16,554,447
                                                                                                  -----------            -----------
                 Total liabilities and shareholders' equity ..........................            $58,159,565            $43,689,523
                                                                                                  ===========            ===========

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)




                                                                                                    QUARTER ENDED JUNE 30,
                                                                                               1997                        1996
                                                                                           ------------                ------------
Sales ......................................................................               $ 21,283,801                $ 13,612,320
Cost of sales ..............................................................                 16,030,350                  10,801,287
                                                                                           ------------                ------------
Gross profit ...............................................................                  5,253,450                   2,811,033
Selling, general and administrative ........................................                  3,428,486                   2,023,199
                                                                                           ------------                ------------
Income from operations .....................................................                  1,824,965                     787,834
                                                                                           ------------                ------------
Other income (expense):
      Interest expense .....................................................                   (450,262)                   (329,880)
      Interest income ......................................................                     32,855                      33,651
      Other income (expense) ...............................................                     19,294                      (7,823)
                                                                                           ------------                ------------
              Total other income (expense) .................................                   (398,113)                   (304,052)
                                                                                           ------------                ------------
Income before income taxes .................................................                  1,426,852                     483,782

Income tax expense .........................................................                    601,091                     164,484
                                                                                           ------------                ------------

Net income .................................................................               $    825,761                $    319,295
                                                                                           ============                ============

Earnings per share .........................................................               $        .12                $        .07
                                                                                           ============                ============

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                               1997                        1996
                                                                                           ------------                ------------
Sales ......................................................................               $ 38,588,147                $ 25,627,328
Cost of sales ..............................................................                 28,785,024                  20,257,363
                                                                                           ------------                ------------
Gross profit ...............................................................                  9,803,123                   5,369,965
Selling, general and administrative ........................................                  6,755,963                   3,899,253
                                                                                           ------------                ------------
Income from operations .....................................................                  3,047,160                   1,470,712
                                                                                           ------------                ------------
Other income (expense):
      Interest expense .....................................................                   (884,641)                   (678,221)
      Interest income ......................................................                     86,343                      60,391
      Other income (expense) ...............................................                     29,302                     (10,363)
                                                                                           ------------                ------------
              Total other income (expense) .................................                   (768,996)                   (628,193)
                                                                                           ------------                ------------
Income before income taxes .................................................                  2,278,164                     842,519

Income tax expense .........................................................                    934,391                     286,456
                                                                                           ------------                ------------

Net income .................................................................               $  1,343,773                $    556,063
                                                                                           ============                ============

Earnings per share .........................................................               $        .21                $        .14
                                                                                           ============                ============

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                                   1997                     1996
                                                                                                -----------             -----------
Cash flows from operating activities:
   Net income ......................................................................            $ 1,343,773             $   556,063
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...............................................              1,153,439                 641,863
       Deferred income tax provision ...............................................                 19,057                 286,456
       Deferred compensation paid ..................................................                (31,667)
       Changes in assets and liabilities,
          net of acquisitions:
          Accounts receivable and advances to
             shareholders ..........................................................             (1,131,334)             (1,050,358)
          Inventories ..............................................................               (394,153)             (1,400,033)
          Notes receivable .........................................................                230,739                 151,033
          Other assets .............................................................                118,918                (149,525)
          Accounts payable and accrued expenses ....................................               (760,100)                641,020
                                                                                                -----------             -----------
              Net cash provided (used)
                   by operating activities .........................................                548,672                (323,481)
Cash flows from investing activities:
   Purchase of property and equipment ..............................................               (862,191)               (932,743)
   Purchase of subsidiaries, net of cash ...........................................             (1,768,549)                (19,000)
   Additional consideration paid to former
      shareholders of Landreth .....................................................                                        (99,320)
                                                                                                -----------             -----------
              Net cash used by investing activities ................................             (2,630,740)             (1,051,063)
                                                                                                -----------             -----------

Cash flows from financing activities:
   Net borrowing under revolving line of credit ....................................             (1,209,076)                876,131
   Proceeds from long-term debt ....................................................                226,453                 184,422
   Principal payments on notes payable,
       long-term debt and capital lease obligations ................................               (790,569)               (950,015)
   Proceeds from issuance of common stock ..........................................              1,773,154               1,080,369
                                                                                                -----------             -----------
       Net cash provided (used) by financing activities ............................                    (38)              1,190,907
                                                                                                -----------             -----------
Net decrease in cash and equivalents ...............................................             (2,082,106)               (183,637)
Cash and equivalents, beginning of period ..........................................              3,087,925                 428,430
                                                                                                -----------             -----------
Cash and equivalents, end of period ................................................            $ 1,005,819             $   244,793
                                                                                                ===========             ===========
Non-cash financing activities:
          Debt converted to equity .................................................            $ 2,847,385             $   804,100

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997

NOTE A         BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B         INVENTORY

               Inventory consists of the following:

                                                    June 30          December 31
                                                      1997               1996
                                                  -----------        -----------
               Raw materials                      $ 1,820,805         $1,477,051
               Finished goods                       8,719,090          7,130,702
               Other                                1,486,872          1,362,584
                                                  -----------        -----------

                                                  $12,026,767         $9,970,337
                                                  ===========         ==========

NOTE C         RECLASSIFICATION

               Reclassifications of amounts have been made from selling, general and administrative expenses to cost of sales for the six months and the quarter ended June 30, 1996 to conform to the classification in the quarter ended June 30, 1997. Certain reclassifications have been made to the statement of cash flows for the six months ended June 30, 1996 to conform to the classification used for the current quarter.

                                     PART I
                              FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The financial information in the following discussion of Industrial Holdings, Inc. (including its subsidiaries, the "Company"), includes the operating results of Industrial Holdings, Inc. ("IHI") and its subsidiaries. The Company's business is organized into two divisions: the Fastener Manufacturing and Sales Division, comprised of Landreth Engineering Company ("Landreth"), Connecticut Rivet ("CRivet"), American Rivet Company ("American"), acquired November 1996, and LSS-Lone Star - Houston, Inc. ("Lone Star"), acquired February 1997, and the Energy Products and Services Division comprised of the Valve and Supplies Sales Group which includes Pipeline Valve Specialty ("PVS"), Industrial Municipal Supply Company ("IMSCO") and Manifold Valve Service ("MVS"), acquired March 1997; the New Machine Sales and Services Group which includes Regal Machine Tools ("Regal") and Rex Machinery Movers ("RMM"); the Export Crating Group which includes U.S. Crating ("USC"); and the Used Machine Sales Group which includes Rex/Paul's Machine Sales ("RPMS"). Regal, RMM, USC and RPMS comprise the Rex Group ("Rex").

               RESULTS OF OPERATIONS

               QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996.

               SALES. On a consolidated basis, sales increased $7,671,481 or 56% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This increase was primarily the result of the acquisitions of MVS, Lone Star and American (the "Acquisitions"). The increase attributable to the Acquisitions was partially offset by a $2.0 million decrease in sales at IMSCO as the result of the loss of key salesmen at that subsidiary.

               COST OF SALES. Cost of sales increased $5,229,063 or 48% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, primarily as a result of the increase in sales described in the preceding paragraph. Gross margins increased to 25% for the quarter ended June 30, 1997 from 21% for the quarter ended June 30, 1996, as the lower margin sales at IMSCO were replaced by higher margin sales at Lone Star, American and MVS.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,405,287 or 70% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This increase was primarily attributable to the Acquisitions. Selling, general and administrative expenses increased a greater percentage than sales primarily as a result of amortization of goodwill related to the Acquisitions.

               INTEREST EXPENSE. Interest expense increased $120,382 or 37% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, primarily as a result of debt incurred in the Acquisitions.

               INCOME TAXES. The Company's effective tax rate was 42% for the quarter ended June 30, 1997 compared to 34% for the quarter ended June 30, 1996. The higher effective tax rate is attributable to the inclusion of non-deductible amortization of goodwill as a result of the Acquisitions.

               SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

               SALES. Sales increased $12,960,819 or 51% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This increase was primarily attributable to the Acquisitions, which was partially offset by a $3.8 million decrease in sales at IMSCO as the result of the loss of key salesmen at that subsidiary.

               COST OF SALES. Cost of sales increased $8,527,661 or 42% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, primarily as a result of the increase in sales described in the preceding paragraph. Gross margins increased to 25% for the six months ended June 30, 1997 from 21% for the six months ended June 30, 1996 as the lower margin sales at IMSCO were replaced by higher margin sales at American, Lone Star and PVS.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,856,707 or 73% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Selling, general and administrative expenses increased a greater percentage than sales primarily as a result of amortization of goodwill related to the Acquisitions.

               INTEREST EXPENSE. Interest expense increased $206,420 or 30% for the six months ended June 30, 1997 compared to the six months ended June 30, 1997 primarily as a result of debt incurred in the Acquisitions.

               INCOME TAXES. The Company's effective tax rate was 41% for the six months ended June 30, 1997 compared to 34% for the six months ended June 30, 1996. The increase in the effective tax rate for the six months ended June 30, 1997 is attributable to the inclusion of non-deductible amortization of goodwill as a result of the Acquisitions.

               TOTAL ASSETS. Total assets were $58,159,565 at June 30, 1997 compared to $43,689,523 at December 31, 1996. This increase was primarily attributable to the acquisitions of Lone Star and MVS.

               TOTAL LIABILITIES. Total liabilities were $29,167,485 at June 30, 1997 compared to $27,135,076 at December 31, 1996. This increase was primarily attributableto an increase in trade accounts payable, notes payable, and long term debt as a result of the acquisitions of Lone Star and MVS which was partially offset by the conversion of 2,847,385 of debt to equity.

               LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1997, the Company had cash of $1,005,819 and additional borrowing capacity under its line of credit of $2,020,748. The Company's operations provided cash of $548,670 during the six months ended June 30, 1997 compared to using cash of $323,481 during the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company's operations provided cash because the Company's net income and depreciation and amortization were not entirely offset by an increase in accounts receivable and decrease in accounts payable and accrued expenses. Accounts receivable increased during that period primarily because of increases in sales at PVS, MVS and Lone Star and accounts payable and accrued expenses decreased primarily because of a reduction in liabilities at IMSCO. For the six months ended June 30, 1996, the Company's operations used cash because of an increase in accounts receivable as a result of the acquisition of CRivet. Accounts receivable were not purchased by the Company as part of the acquisition. At June 30, 1996, CRivet's accounts receivables balance was $1,602,009, a $970,152 increase from December 31, 1995.

               Investing activities used cash of $2,630,740 for the six months ended June 30, 1997 compared to $1,051,063 for the six months ended June 30, 1996. This increased use of cash was attributable to the acquisition of Lone Star and MVS.

               Financing activities used cash of $38 for the six months ended June 30, 1997 compared to providing cash of $1,190,907 for the six months ended June 30, 1996. This change is due to the repayment of short term borrowings in the six month period ended June 30, 1997.

               At June 30, 1997, the Company had working capital of $6,187,999, long-term debt of $7,852,716 and shareholders' equity of $28,999,080. The Company anticipates that its operating cash needs for fiscal 1997 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas, and private placements of securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

Item 4     Submission of Matters to a Vote of Security Holders.

           (a) The annual meeting of the shareholders of the Company was held June 30, 1997.

           (b) The following persons were elected at that meeting as Class III Directors to serve until the third annual meeting of shareholders following their election:

                                                                Number of Votes
                           NAME OF NOMINEE           FOR           WITHHELD
                           ---------------           ---           --------
                           Robert E. Cone          4,745,307        25,152
                           James H. Brock, Jr.     4,745,307        25,152
                           Barbara Shuler          4,744,367        26,902

           (c) The number of shares available under the 1994 Amended and Restated Incentive Option Plan was increased from 250,000 to 500,000.

                                           NUMBER OF VOTES
                              FOR              AGAINST          ABSTAIN
                           2,862,805           176,882          55,598

           (d) The number of shares available under the 1995 Non-Employee Director Option Plan was increased from 105,000 to 210,000.

                                           NUMBER OF VOTES
                              FOR              AGAINST          ABSTAIN
                           2,858,261           181,895          55,229

           (e) The Amendment to the Articles of Incorporation of the Company was adopted to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000.

                                           NUMBER OF VOTES
                              FOR              AGAINST          ABSTAIN
                           4,558,335           169,082          43,042

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibit 11 - Earnings per Share
         (b)      Reports on Form 8-K  - None

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INDUSTRIAL HOLDINGS, INC.



         Date: August 14, 1997          By:/S/CHRISTINE A. SMITH
                                           ------------------------
                                           Christine A. Smith
                                           Chief Financial Officer and
                                           Vice President

                            INDUSTRIAL HOLDINGS, INC.
                               EARNINGS PER SHARE
                                  JUNE 30, 1997


Earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period as follows:

                                                                     QUARTER ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                                                 -----------------------------         -----------------------------
                                                                    1997               1996               1997               1996
                                                                 ----------         ----------         ----------         ----------
Average common shares outstanding ......................          6,050,114          3,505,393          5,695,210          3,363,239
Net effect of dilutive stock options
   and warrants, based on the treasury
   stock method using average
   market price ........................................            663,665            750,210            792,307            601,986
                                                                 ----------         ----------         ----------         ----------
                                                                  6,713,799          4,255,602          6,487,517          3,965,225
                                                                 ==========         ==========         ==========         ==========

Net income .............................................         $  825,761         $  319,295         $1,343,773         $  556,063
                                                                 ==========         ==========         ==========         ==========

Earnings per share .....................................         $      .12         $      .07         $      .21         $      .14
                                                                 ==========         ==========         ==========         ==========

The above table represents primary earnings per share. Fully diluted earnings per share for the quarter and six months ended June 30, 1997 and 1996 were the same as primary earnings per share.