Form 10-Q
period 1997-09-30
INDUSTRIAL HOLDINGS INC
filed 1997-11-12
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1997

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

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      At November 7, 1997, there were 6,489,368 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                        PAGE NO.
PART  I     FINANCIAL INFORMATION
            Item 1    Financial Statements

                      Consolidated Balance Sheets at September 30, 1997    1
                      and December 31, 1996

                      Consolidated Statement of Income for the             2
                      Three Months ended September 30, 1997 and 1996


                      Consolidated Statement of Income for the             3
                      Nine Months Ended September 30, 1997 and 1996

                      Consolidated Statement of Cash Flows for the         4
                      Nine Months ended September 30, 1997 and 1996

                      Notes to Consolidated Financial Statements           5

            Item 2    Management's Discussion and Analysis of Financial    8
                      Condition and Results of Operations

PART  II    OTHER INFORMATION
            Item 1.   Legal Proceedings                                    11
            Item 2.   Changes in Securities (no response required)
            Item 3.   Defaults upon Senior Securities
                      (no response required)
            Item 4.   Submission of Matters to a Vote of
                      Security Holders (no response required)
            Item 5.   Other Information                                    11
            Item 6.   Exhibits and reports on Form 8-K                     11

                           INDUSTRIAL HOLDING, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   September 30     December 31
                                                       1997             1996
                                                   ------------    -------------
                    ASSETS
Current assets:
      Cash and equivalents                        $     216,465      $ 3,087,925
      Accounts receivable - trade, net               11,083,933        6,756,218
      Inventories                                    12,556,105        9,970,337
      Advances to shareholders                           92,280           77,086
      Notes receivable, current portion                 981,151          207,549
      Other current assets                            1,152,533          333,839
                                                   ------------    -------------
          Total current assets                       26,082,467       20,432,954
Property and equipment, net                          18,917,518       15,579,410
Notes receivable, less current portion                1,213,657        1,464,393
Other assets                                            768,151          714,495
Goodwill and other, net                              12,833,286        5,498,271
                                                   ------------      -----------
           Total assets                             $59,815,079      $43,689,523
                                                    ===========      ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable                                 $10,109,716      $ 9,615,917
      Accounts payable - trade                        6,957,876        4,601,082
      Accrued expenses and other                      2,319,985        1,721,487
      Current portion of long-term debt               1,616,719        1,393,712
                                                   ------------     ------------
           Total current liabilities                 21,004,296       17,332,198
Long-term debt, less current portion                  6,045,388        7,326,444
Deferred compensation payable,
      less current portion                              247,882          285,532
Deferred income taxes payable                         2,648,107        2,190,902
Common stock with put redemption option
   600,000 shares issued and outstanding              6,000,000
Shareholders' equity:
      Common stock $.01 par value, 50,000,000
         shares authorized, 5,829,845 and 4,851,494
         shares issued and outstanding                   58,298           48,515
   Additional paid-in capital                        20,655,849       15,360,801
   Retained earnings                                  3,155,259        1,145,131
                                                   ------------    -------------
              Total shareholders' equity             23,869,406       16,554,447
                                                   ------------    -------------
              Total liabilities and shareholders'
                  equity                            $59,815,079      $43,689,523
                                                   ============     ============
                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)




                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                                  1997             1996
                                               -----------    ------------

Sales                                          $21,054,159     $12,870,367
Cost of sales                                   16,168,676      10,177,771
                                               -----------    ------------
Gross profit                                     4,885,483       2,692,596
Selling, general and administrative              3,682,107       2,119,196
                                              ------------    ------------
Income from operations                           1,203,376         573,400
                                              ------------   -------------
Other income:
    Interest expense                             (396,472)       (282,119)
    Interest income                                 44,356          35,146
    Other income (expense)                         243,901           5,951
                                              ------------  --------------
          Total other income (expense)           (108,215)       (241,022)
                                             -------------   -------------
Income before income taxes                       1,095,161         332,378

Income tax expense                                 428,806         126,584
                                               -----------    ------------
Net income                                      $  666,355    $    205,794
                                                ==========    ============
Earnings per share                              $      .09           $ .05
                                                ==========    ============

                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                  1997             1996
                                               -----------     -----------
Sales                                          $59,642,306     $38,497,695
Cost of sales                                   44,953,700      30,435,134
                                               -----------     -----------
Gross profit                                    14,688,606       8,062,561
Selling, general and administrative             10,438,071       6,018,452
                                               -----------    ------------
Income from operations                           4,250,535       2,044,109
                                              ------------    ------------
Other income (expense):
    Interest expense                            (1,281,112)       (960,340)
    Interest income                                130,699          95,540
    Other income (expense)                         273,203          (4,409)
                                               ------------   -------------
          Total other income (expense)            (877,210)       (869,209)
                                              -------------   -------------
Income before income taxes                       3,373,325       1,174,900

Income tax expense                               1,363,197         413,040
                                               -----------    ------------
Net income                                      $2,010,128     $   761,860
                                                ==========     ===========
Earnings per share                                   $ .30           $ .19
                                                ==========     ===========

                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
  Net income                                     $   2,010,128    $   761,860
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                   1,781,729        912,348
     Deferred income tax provision                      10,127        242,349
     Deferred compensation paid                        (37,650)
     Changes in assets and liabilities,
      net of acquisitions:
       Accounts receivable and advances to
          shareholders                                (930,042)      (347,643)
       Inventories                                    (907,112)      (835,770)
       Notes receivable                               (522,866)       202,200
       Other assets                                   (773,638)      (249,075)
       Accounts payable and accrued expenses            52,723       (301,677)
                                                   -----------    ------------
          Net cash provided
               by operating activities                 683,399        384,592
Cash flows from investing activities:
  Purchase of property and equipment                  (949,603)    (1,752,269)
  Purchase of subsidiaries, net of cash             (2,338,627)
  Additional consideration paid to former
     shareholders of Landreth                                         (99,396)
                                                   ------------   ------------
          Net cash used by investing activities     (3,288,230)    (1,851,665)
                                                   ------------   ------------
Cash flows from financing activities:
  Net borrowing under revolving line of credit      (1,128,701)       708,396
  Proceeds from long-term debt                         397,694        468,361
  Principal payments on notes payable,
     long-term debt and capital lease obligations   (1,141,134)    (1,021,698)
  Proceeds from issuance of common stock             1,605,512      2,014,675
                                                   ------------   ------------
     Net cash provided (used) by financing activities (266,629)     2,169,734
                                                   ------------   ------------
Net increase (decrease) in cash and equivalents     (2,871,460)       702,661
Cash and equivalents, beginning of period            3,087,925        428,430
                                                   ------------   ------------
Cash and equivalents, end of period                $   216,465     $1,131,091
                                                   ============   ============
Non-cash financing activities:
       Debt converted to equity                     $3,093,000     $1,619,100

                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B    INVENTORY

          Inventory consists of the following:

                                          September 30       December 31
                                              1997               1996
                                          ------------      ------------
          Raw materials                   $  1,932,292       $ 1,477,051
          Finished goods                     9,106,862         7,130,702
          Other                              1,516,951         1,362,584
                                          ------------      ------------
                                           $12,556,105       $ 9,970,337
                                           ===========       ===========

NOTE C    RECLASSIFICATION

          Certain amounts have been reclassified from previous periods to conform to the current presentation.

NOTE D    ACCOUNTING PRONOUNCEMENTS

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. Had compensation expense been determined using the fair value method of accounting as set forth in SFAS No. 123, net income and earnings per share would have been $1,684,853 and $.25 and $624,702 and $.08 for the nine months and three months ended September 30, 1997, respectively.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for both interim and annual periods ending after December 15, 1997. The Company's current EPS calculation conforms to basic EPS. Diluted EPS as defined by SFAS No. 128 is not expected to be materially different from basic EPS.

          Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements, which are effective for the Company's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of results of operation. Management is evaluating what, if any, additional disclosures may be required when these statements are implemented.

NOTE E    NOTES PAYABLE AND LONG TERM DEBT

          In June 1997, St. James Capital Partners, L.P. ("St. James") converted at a conversion price of $10 per share, a $1,900,000, 12% note payable (the "St. James Note") together with $133,000 in accrued interest into 203,300 shares of common stock. The St. James Note was entered into in November 1996 to fund a portion of the purchase price of American Rivet Company, Inc.

          In the second and third quarters of 1997, Renaissance Capital Partners II Ltd. ("Renaissance") converted the $1,060,000 outstanding principal balance of its 12% convertible debenture (the "Renaissance Debenture") into 325,154 shares of common stock at a conversion price of $3.26 per share. The Renaissance Debenture was entered into in 1992 to fund a portion of the purchase price of Landreth Engineering Company.

NOTE F    ACQUISITIONS

          In February 1997, the Company acquired LSS-Lone Star-Houston, Inc. ("Lone Star") and in March 1997, the Company acquired Manifold Valve Service, Inc. ("MVS"). The aggregate purchase price of the acquisitions was $10.1 million cash and assumed liabilities plus 684,211 shares of common stock valued at $6.6 million. The final purchase price allocation is subject to certain adjustments relating to the appraised value of assets and to certain other accruals. The acquisitions were accounted for as purchases. The aggregate excess of cost over net assets acquired of $7.5 million is being amortized over 20 years. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates. Additionally, the 600,000 shares of common stock issued in connection with the acquisition of MVS include a put redemption option at $10 per share through August 1999.

          Lone Star is a leading manufacturer and distributor of fasteners to the petrochemical and energy industries, and is a specialty provider of custom in-house coating services. Its 53,000 square foot manufacturing facility is located in Spring, Texas. MVS, operating from a 25,000 square foot leased manufacturing facility in Jennings, Louisiana, sells and repairs high pressure valves that are used primarily in oil and gas drilling applications.

          On a proforma unaudited basis, as if these acquisitions had occurred as of January 1, 1997, sales, net income and earnings per share for the nine months ended September 30, 1997 would have been $61,404,306, $2,233,128 and $.32.

NOTE G    SUBSEQUENT EVENT

          In November 1997, the Company acquired all of the outstanding stock of Bolt Manufacturing Co., Inc. ("Bolt") for $6.2 million cash (the "Bolt Acquisition"). The purchase price was funded through an increase in the Company's demand note and line of credit payable to Comerica Bank-Texas ("Demand Note") to be secured by the inventory and receivables of the Company and a 8.16% term note ("Term Note") secured by the equipment of the Company.

          Bolt, located in Houston, Texas manufactures and distributes specialty bolts and nuts to the petrochemical and energy industries through the United States and Canada. Net sales of Bolt were $6,452,216 for its fiscal year ended December 31, 1996 and $5,419,698 for the nine months ended September 30, 1997. Bolt will operate within the Fastener Manufacturing and Sales Division.

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

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

          SALES. On a consolidated basis, sales increased $8,183,792 or 63.6% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This increase was primarily the result of the acquisitions of MVS, Lone Star and American (the "Acquisitions").

          COST OF SALES. Cost of sales increased $5,990,905 or 58.9% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, primarily as a result of the increase in sales described in the preceding paragraph. Gross margins increased to 23% for the three months ended September 30, 1997 from 21% for the three months ended September 30, 1996, as the lower margin sales at IMSCO were replaced by higher margin sales at Lone Star, American and MVS.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,562,911 or 73.8% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This increase was primarily attributable to the Acquisitions. Selling, general and administrative expenses increased a greater percentage than sales increased primarily as a result of amortization of goodwill related to the Acquisitions.

          INTEREST EXPENSE. Interest expense increased $114,353 or 40.5% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, primarily as a result of debt incurred to fund the Acquisitions.

          OTHER INCOME. Other income for the three months ended September 30, 1997, includes a gain of $230,000 attributable to insurance proceeds in excess of the net book value of equipment destroyed in a building fire.

          INCOME TAXES. The Company's effective tax rate was 39% for the three months ended September 30, 1997 compared to 38% for the three months ended September 30, 1996. The higher effective tax rate is attributable to the inclusion of non-deductible amortization of goodwill as a result of the Acquisitions.

          NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

          SALES. Sales increased $21,144,611 or 54.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This increase was primarily attributable to the Acquisitions, which was partially offset by a $4.4 million decrease in sales at IMSCO as the result of the loss of key salesmen at that subsidiary.

          COST OF SALES. Cost of sales increased $14,518,566 or 47.7% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily as a result of the increase in sales described in the preceding paragraph. Gross margins increased to 25% for the nine months ended September 30, 1997 from 21% for the nine months ended September 30, 1996 as the lower margin sales at IMSCO were replaced by higher margin sales at American, Lone Star and PVS.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,419,619 or 73.4% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase was primarily attributable to the Acquisitions. Selling, general and administrative expenses increased a greater percentage than sales increased primarily as a result of amortization of goodwill related to the Acquisitions.

          INTEREST EXPENSE. Interest expense increased $320,772 or 33.4% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1997 primarily as a result of debt incurred to fund the Acquisitions.

          OTHER INCOME. Other income for the nine months ended September 30, 1997, includes a gain of $230,000 attributable to insurance proceeds in excess of the net book value of equipment destroyed in a building fire.

          INCOME TAXES. The Company's effective tax rate was 40% for the nine months ended September 30, 1997 compared to 35% for the nine months ended September 30, 1996. The increase in the effective tax rate for the nine months ended September 30, 1997 is primarily attributable to the inclusion of non-deductible amortization of goodwill as a result of the Acquisitions.

          TOTAL ASSETS. Total assets were $59,815,079 at September 30, 1997 compared to $43,689,523 at December 31, 1996. This increase was primarily attributable to the acquisitions of Lone Star and MVS.

          TOTAL LIABILITIES. Total liabilities were $29,945,673 at September 30, 1997 compared to $27,135,076 at December 31, 1996. This increase was primarily attributable to an increase in trade accounts payable, notes payable, and long term debt as a result of the acquisitions of Lone Star and MVS which was partially offset by the conversion of $3,093,000 of debt to equity.

          LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1997, the Company had cash of $216,465 and additional borrowing capacity under its line of credit of $2,302,957. The Company's operations provided cash of $683,399 during the nine months ended September 30, 1997 compared to $384,592 during the nine months ended September 30, 1996. This 78% increase was primarily attributable to increased net income and depreciation and amortization for the nine months ended September 30, 1997 compared to the same period in 1996 which was partially offset by increases in working capital.

          Investing activities used cash of $3,288,230 for the nine months ended September 30, 1997 compared to $1,851,665 for the nine months ended September 30, 1996. This increased use of cash was primarily attributable to the acquisition of Lone Star and MVS.

          Financing activities used cash of $266,629 for the nine months ended September 30, 1997 compared to providing cash of $2,169,734 for the nine months ended September 30, 1996. This change is due to the repayment of short term and long term borrowings in the nine month period ended September 30, 1997.

          At September 30, 1997, the Company had working capital of $5,078,171, long-term debt of $6,045,388 and shareholders' equity of $23,869,406. The Company anticipates that its operating cash needs for fiscal 1997 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas, and private placements of securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

Item 5. Other Information.

        In October 1997, the Company filed a Registration Statement on Form S-2 in which the Company offers to the holders of its 1,254,414 outstanding Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") the opportunity to exchange each Class B Warrant and $10 cash for one share of Common Stock, one Class C Warrant and one newly created Class D Warrant with an exercise price of $22.50 per share. The exchange offer will commence upon effectiveness of the registration statement which is subject to review by the SEC. The Company anticipates that it will use the majority of the estimated $12,400,000 net proceeds from the exercise of the Class B Warrants to repay a portion of the Company's Demand Note and Term Note.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibit 11 - Earnings per Share
        (b)   Reports on Form 8-K

        On September 3, 1997, the Company filed a Form 8-K to report a change in the Company's certifying accountants. The Company has engaged Deloitte & Touche LLP, to act as independent certified public accountants. Deloitte & Touche LLP replaces Price Waterhouse LLP who resigned on May 8, 1997.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INDUSTRIAL HOLDINGS, INC.

Date: November 12, 1997             By: /s/ CHRISTINE A. SMITH
                                            Christine A. Smith,
                                            Chief Financial Officer
                                              and Vice President

                           INDUSTRIAL HOLDINGS, INC.
                              EARNINGS PER SHARE
                              SEPTEMBER 30, 1997


Earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period as follows:

                                             THREE MONTHS               NINE MONTHS
                                           ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                         -----------------------   -----------------------
                                            1997         1996         1997        1996
                                         ----------   ----------   ----------   ----------
Average common shares outstanding ....    6,412,450    3,806,843    5,919,945    3,485,934
Net effect of dilutive stock options
   and warrants, based on the treasury
   stock method using average
   market price ......................    1,003,881      752,368      862,831      616,164
                                         ----------   ----------   ----------   ----------
                                          7,416,331    4,559,211    6,782,776    4,102,098
                                         ==========   ==========   ==========   ==========
Net income ...........................   $  666,355   $  205,794   $2,010,128   $  761,860
                                         ==========   ==========   ==========   ==========
Earnings per share ...................   $      .09   $      .05   $      .30   $      .19
                                         ==========   ==========   ==========   ==========

The above table represents primary earnings per share. Fully diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996 were the same as primary earnings per share.