Form 10-K
period 1997-12-31
INDUSTRIAL HOLDINGS INC
filed 1998-03-25
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                              TITLE OF EACH CLASS

                         COMMON STOCK, $.01 PAR VALUE
                          CLASS B REDEEMABLE WARRANT
                          CLASS C REDEEMABLE WARRANT
                          CLASS D REDEEMABLE WARRANT

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates of the registrant was $77,708,696 at March 19, 1998. At that date, there were 8,322,080 shares of Common Stock outstanding.

      THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 1998 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                               TABLE OF CONTENTS
                                   FORM 10-K
                                                                        PAGE
                                                                        ----
                                    PART I
      ITEM
      ----
      1.    Business..................................................  1

      2.    Properties................................................ 11

      3.    Legal Proceedings......................................... 11

      4.    Submission of Matters to a Vote of Security Holders....... 11

                                    PART II

      5.    Market for Registrant's Common Stock and Related
            Stockholder Matters....................................... 12

      6.    Selected Financial Data................................... 13

      7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................... 14

      8.    Financial Statements and Supplementary Data............... 20

      9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................... 20

                                   PART III

      10.   Directors and Executive Officers of the Registrant........ 21

      11.   Executive Compensation.................................... 21

      12.   Security Ownership of Certain Beneficial Owners
            and Management............................................ 21

      13.   Certain Relationships and Related Transactions............ 21

                                    PART IV

      14.   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.................................................. 22

                                    PART V

      15.   Recent Sales of Unregistered Securities................... 23

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

      Industrial Holdings, Inc. (including its subsidiaries, the "Company") was incorporated in August 1989. The Company's principal executive offices are located at 7135 Ardmore, Houston, Texas 77054, and its telephone number is (713) 747-1025.

      The Company's business is organized into three segments: the Fastener Manufacturing and Sales Segment (the "Fastener Segment"), comprised of Landreth Engineering Company ("Landreth"), Connecticut Rivet ("CRivet"), American Rivet Company, Inc. ("American"), LSS-Lone Star-Houston, Inc. ("Lone Star") and WALKER BOLT Manufacturing Co. ("WALKER"); the Valve and Supplies Sales Segment (the "Valve Segment") which includes Pipeline Valve Specialty ("PVS"), Industrial Municipal Supply ("IMSCO"), Manifold Valve Services, Inc. ("MVS") and Rogers Equipment ("Rogers"); and the Machine Sales and Services Segment (the "Machine Segment") which includes Regal Machine Tools ("Regal"), Rex Machinery Movers ("RMM"), U.S. Crating ("USC") and Rex/Paul's Machine Sales ("RPMS"), collectively The Rex Group, Inc. ("REX").

      The Fastener Segment manufactures industrial metal fasteners, including special cold-formed fasteners and threaded fastener products for sale primarily to manufacturers in the furniture, home appliance and automotive industries and to the petrochemical, chemical, petroleum refining and energy industries. The Valve Segment remanufactures and distributes pipeline valves, manifold valves, industrial valves, blowout preventers and other products for sale primarily to drilling contractors, petrochemical, chemical and petroleum refining industries and to the pipeline transportation and product storage industries. The Machine Segment sells new and used machine tools, conducts machine moving operations, and provides international export crating services.

      For information concerning each of the Company's industry segments, SEE
Note 13 of Notes to Consolidated Financial Statements.

STRATEGY

      The Company's business strategy is to:

      o Identify and pursue acquisitions within the business segments in which the Company currently operates as well as in related markets;

      o Continue to diversify each segment's customer bases and geographical markets; and

      o     Expand into international markets and increase export sales.

      Since its inception, the Company has expanded its business through acquisition. The Company's acquisitions since its formation are listed below:

                                         YEAR
 NAME            LOCATION              ACQUIRED         DESCRIPTION
 ----            --------              --------         -----------
IMSCO          Baytown, Texas            1989     pipe, valves and fittings
                                                  distribution

PVS            Houston, Texas            1992     valve remanufacturing

Landreth       Houston, Texas            1992     rivet manufacturing

REX            Houston, Texas            1993     machine tool distribution

CRivet         Waterbury, Connecticut    1995     rivet manufacturing

American       Chicago, Illinois         1996     rivet manufacturing

Lone Star      Houston, Texas            1997     fastener  manufacturing

MVS            Jennings, Louisiana       1997     valve remanufacturing

Rogers         Houston, Texas            1997     blowout preventer repair

WALKER         Houston, Texas            1997     fastener manufacturing

The Company has financed these acquisitions with cash provided by operations, borrowings under its credit agreements and public and private financings. The Company anticipates that future acquisitions, if any, will be similarly financed.

RECENT DEVELOPMENTS

      In January 1998, the Company completed an offer (the "Offer") to the holders of its issued and outstanding Class B Warrants to exchange each Class B Warrant and $10.00 cash for one share of the Company's Common Stock, one Class C Warrant and one Class D Warrant. The holders of 1,101,689 Class B Warrants tendered their Class B Warrants and purchased 1,101,689 shares of Common Stock and were issued 1,101,689 Class C Warrants and 1,101,689 Class D Warrants. The Company received net proceeds of $10,910,000 after deducting approximately $100,000 of expenses incurred in connection with the Offer. After the completion of the Offer, there are 152,725 Class B Warrants, 1,723,603 Class C Warrants and 1,101,689 Class D Warrants outstanding.

      In February 1998, the Company acquired all the capital stock of Philform, Inc. ("Philform") and certain leased operating assets for 419,773 shares of the Company's common stock valued at $4,520,000. Simultaneously, Philform contributed the Equipment and its activities to OF Acquisition L.P., a limited partnership (the "Partnership"), in exchange for a 49% limited partnership interest. Philform manufactures and sells forming and fastening systems primarily to the automotive industry. Its 1997 revenues were $13.4 million. After the acquisition, the business and operations previously conducted by Philform will be conducted by the Partnership.

      The Company has entered into a preliminary agreement to purchase Belleli Energy srl, an Italian company which manufactures high pressure vessels and heat exchangers for the petrochemical industry worldwide. The agreement is subject to significant conditions. Given these conditions, there can be no assurance that the acquisition will be consummated. If and when it is consummated, the acquisition is expected to be financed through an increase in the Company's existing credit facilities and seller financing.

SEGMENT DESCRIPTION

      Through its three business segments, the Company serves the following industries: furniture, home appliances, automotive, petrochemical, chemical and petroleum refining, energy, pipeline transportation and product storage. Its customers within the oil and gas, petrochemical, chemical and manufacturing industries are concentrated in the Gulf Coast region of the United States. New and used machine tools are sold primarily to customers in Texas and Louisiana.

      The following table summarizes the products, markets and distribution methods by segment:

                                           FASTENER MANUFACTURING AND SALES
                                                                                                      DISTRIBUTION
                                PRODUCTS AND SERVICES                MARKETS                             METHODS
                                ---------------------                -------                             -------
Landreth, CRivet and            Cold formed fasteners          Furniture, home appliance        National network of
American (collectively          and threaded fastener          and automotive industries        commission based
"LEC")                          products                                                        manufacturer's
                                                                                                sales representatives
                                                                                                directed by national
                                                                                                sales manager

Lone Star and                   Stud bolts, speciality         Refineries, petrochemical        Inside and outside
WALKER                          fasteners and coating          and chemical plants,             sales staff and
                                services                       power generations                distributors
                                                               generation plants,
                                                               offshore oil and gas
                                                               installations

                                                VALVE AND SUPPLIES SALES

PVS, MVS, Rogers and            Pipeline valves, high          Drilling contractors,            Inside and outside
IMSCO                           pressure valves, indus-        pipeline transportation          sales staff
                                trial valves and other         and storage companies,
                                products; blow out pre-        petroleum, petrochemical
                                venter remanufacturing         and chemical refineries

                                               MACHINE SALES AND SERVICES

                                New (primarily Okuma)          Manufacturers in the Gulf        Inside and outside
                                and used machine tools,        Coast area                       sales staff
                                machinery moving and
REX                             export crating services

FASTENER MANUFACTURING AND SALES SEGMENT

RIVETS

      PRODUCTS AND SERVICES. Landreth, CRivet and American (collectively "LEC") manufacture industrial metal fasteners, including special cold-formed fasteners and threaded fastener products for sale to national manufacturers primarily in the furniture, home appliance and automotive industries. LEC manufactures these fasteners in solid, semi-tubular, tubular or multi-dimensional form. LEC emphasizes the manufacture of special cold-formed fasteners that are primarily targeted to more highly-engineered applications, such as the automotive original equipment manufacturers ("OEM") and electronic industries. These special cold-formed fasteners can, in many cases, replace more expensive machined parts. Industrial metal fasteners, or rivets, are typically constructed of low-carbon steel and can be plated with a variety of protective coatings through LEC's semi-automatic plating process or through plating services provided by third parties. These fasteners can also be made from aluminum, copper, monel, brass or stainless steel. LEC manufactures these industrial fasteners in a variety of sizes, with diameters ranging up to 5/8" and lengths up to 4 1/2".

      CUSTOMERS AND MARKETING. LEC's customers are primarily national manufacturing companies in the furniture, home appliance and automotive industries. LEC sells its products to over 2,000 different manufacturing customers, with the 10 largest customers accounting for, in the aggregate, 26% of LEC's sales for 1997. During 1997, no single customer accounted for over 10% of LEC's sales.

      LEC manufactures and distributes its products from its facilities in Houston, Texas, El Paso, Texas, Waterbury, Connecticut and Franklin Park, Illinois. LEC conducts sales efforts and serves its customers by using a combination of its employees and a national network of 19 manufacturer's sales representatives that work on a commission basis. These representatives are under the supervision of LEC's national sales manager. The majority of LEC's products are sold according to specific customer orders. LEC manufactures its products according to customer specifications, and accordingly, does not maintain an extensive inventory of industrial fasteners. LEC inspects all of its products at the time of production and mechanically inspects such products prior to shipment to its customers. LEC also conducts, at the request of its customers, statistical process control procedures. All locations are pursuing QS 9000 certification by December, 1998.

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

      COMPETITION. LEC generally is subject to competition from approximately ten rivet manufacturing companies, some of which may have greater financial resources than the Company. In the special cold-formed fastener market that is concentrated primarily in the automotive and electronic markets, LEC also faces competition from larger public companies and foreign manufacturers, many of whom have greater financial resources than the Company. LEC believes that its competitive advantages include its range of production capabilities, its emphasis on high volume and low overhead production processes, its in-house tooling operations and its national marketing strategy. The Company believes that LEC's ability to compete effectively in the future will be primarily dependent on maintaining trained and skilled production personnel and the highest possible level of product quality.

STUD BOLTS AND SPECIALTY FASTENERS

      PRODUCTS AND SERVICES. Lone Star manufactures ASTM Grade stud bolts and threaded fasteners, with emphasis on value added services such as electroplating, coating and special machining. Lone Star also distributes a full line of fasteners to meet the needs of their customers. The Lone Star facility, including its fully equipped testing laboratory which is certified by Lloyd's Registry, operates in accordance with an ISO 9002 quality program. A growing percentage of sales are done on an integrated supply basis.

      WALKER produces specialty industrial fasteners - bolts, screws, studs, nuts and washers all made to order, in inch and metric measurements, through 4" diameter. Primary manufacturing processes include forging, heat-treating, machining, grinding and threading. To focus on dependable service and quick deliveries, orders are limited to quantities of 1,000 or less. To ensure the required level of quality, carefully selected and trained personnel are supplemented by comprehensive destructive and nondestructive testing capabilities in its NIST (National Institute for Standards and Technology) accredited Quality Control ("QC") laboratory.

      CUSTOMERS AND MARKETING. The 700 customers of Lone Star are primarily in the petrochemical, chemical and petroleum refining and energy industries. Approximately 80% of its sales are in the Gulf Coast area. The top 25 accounts represent two-thirds of sales. A significant amount of Lone Star's sales are on an annual contract basis. About half of Lone Star sales are shipped from finished inventory, with the balance manufactured, machined, coated or electroplated according to specific customer order.

      Lone Star is on the approved manufacturer and coating vendor lists of major oil and chemical companies such as Shell, Exxon, DuPont, Union Carbide, Phillips Petroleum, Aramco, and Esso Production Malaysia Inc. A feature very popular with these and other customers is LSS's stamping of an individual heat code on each part for traceability.

      Lone Star maintains a backlog of approximately 10 days sales, due to short lead times, with over 50% of all orders filled within 72 hours of placement. The manufacturing plant in Spring, Texas operates 24 hours a day, five days a week, with a small fleet of Company operated delivery trucks to enhance customer service in certain areas.

      Lone Star's sales are handled through experienced inside sales staff in Spring, Texas. Lone Star also has an extensive network of distributors and sales representatives throughout North America.

      Approximately 45% of WALKER's sales are in the Gulf Coast area, Arkansas and Oklahoma. The other 55% are shipped to 43 of the remaining states plus 5 provinces in Canada. Its top 35 customers account for 50% of total sales, indicating a broad customer base. Without an outside sales force, WALKER relies on trained and experienced inside sales staff and a customer network of over 500 distributors throughout its North American market area.

      No single customer accounts for greater than 10% of Lone Star and WALKER's combined sales.

      SUPPLIERS. Lone Star purchases raw materials primarily from four domestic and foreign steel mills, who must comply with strict specifications. Finished goods are purchased either by direct import or from domestic manufacturers and distributors. The approved vendor list contains an adequate number of vendors to provide required deliveries while maintaining competitive purchase prices. Almost half of the material purchased is steel bar and alloy hex nuts. This product is purchased three to six months in advance, with delivery spaced so that the inventory turns regularly with no stock interruptions.

      Because of the limited quantities and diversity of materials, WALKER purchases all of its raw materials from warehouses. Twenty-five vendors supply bar stock which is predominantly domestic in origin, although a few special requirements come from overseas sources, principally Western Europe. All are acceptable sources of supply and no shortage of raw materials are anticipated. WALKER has the in-house capability and accreditation to analyze and certify the chemistry of incoming material from any source.

      COMPETITION. Lone Star competes with nine stud bolt manufacturers on a national basis, the largest of which are located in the Houston area. Lone Star also competes with six coating companies in the Houston market. No single competitor has more than a 20% market share. Lone Star is the only combined manufacturing and coating facility, which is a competitive advantage in both price and delivery. The quality, appearance and traceability of the Lone Star product along with superior customer service allows Lone Star to receive a slight premium for its fasteners.

      Primary competitors of WALKER include 5 local manufacturers and 3 national producers located elsewhere. With its commitment to quality of product and service, WALKER enjoys a widespread reputation as a dependable, but not low cost, supplier of specialty fasteners.

VALVE AND SUPPLIES SALES SEGMENT

      PRODUCTS AND SERVICES. The Valve Segment remanufactures or reconditions used or malfunctioning valves for subsequent sale in a remanufactured condition as well as distributes pipe, valves and fittings to companies in the petrochemical, chemical and petroleum refining industries for use in the refining process, pipeline transportation and storage companies and oil and gas drilling industry. The valve and supplies market is primarily in the Gulf Coast area between Mobile, Alabama and Brownsville, Texas.

            PIPELINE VALVES are used to regulate the flow and storage of natural gas and refined petroleum products. Pipeline valves bear serial numbers that are traceable to the OEM and permit each end-user to determine the OEM, the original purchaser and the specifications of the valve, thereby allowing the end-users to verify the specifications and quality of the valves. They range in size from 2" to 60" in diameter, depending on the nature (liquid or gas), quantity and desired speed of the flow of natural gas or refined petroleum products regulated by the pipeline valve and are typically made of carbon steel.

            HIGH PRESSURE VALVES (primarily gate valves) are manufactured to withstand greater pressures than either industrial or pipeline valves and are principally used in oil and gas drilling applications. These valves (either sold separately or assembled by MVS in a composite known as a drilling manifold) are critical for the drilling contractor to assist in controlling bottom hole pressures during drilling. The manifold and the drilling blowout preventer ("BOP") work in concert with one another. Occasionally, a third discrete component (often including a separate hydraulic choke and control console located on the drilling rig) known as a drilling choke, is combined to form the principal components of the pressure control system of a drilling rig. The gate valves MVS remanufactures have orifices ranging from 1-13/16 inches to 4-1/8 inches, with working pressures up to 15,000 PSI. The valve brands that MVS regularly remanufactures include original equipment manufactured by Cameron, Flocon, Shaffer, QVM, Demco, WKM, McEvoy, and Vetco.

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

            CONTRACT REMANUFACTURING services are performed for certain customers. These contract services typically consist of remanufacturing or modifying the customer's existing valves by installing stem extensions and/or mounting actuators on the valves, preparing such valves for underground or underwater use and conducting performance testing of such valves.

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

            ADDITIONAL SERVICES. In addition to gate valves and manifold packages, MVS offers repair services for diverter ball valves, reset relief valves, double and single sub sea block valves, drilling choke and control panels, crosses, tees, DSAs, and spools. MVS maintains a 100% customer satisfaction warranty policy, which states that "MVS warrants its repair and remanufacturing work to be free from defects caused by workmanship for one year." MVS remanufactures and services BOPs through its Houston-based facility ("Rogers"). Rogers rebuilds BOPs ranging from 7 inches to 21 and 3/4 inches, with working pressures ranging from 2,000 pounds to 15,000 pounds working pressure. The BOPs serviced and rebuilt are originally manufactured by Cameron, Shaffer, and Hydril. Rogers also sells rubber goods and replacement parts for BOPs.

      CUSTOMERS AND MARKETING. PVS sells its products to over 200 different customers primarily in the pipeline transportation or product storage business. Remanufacturing and distribution of pipeline valves are conducted from South Houston, Texas. PVS sells new, used and remanufactured pipeline valves from its existing inventory and pursuant to special customer orders. By maintaining a broad inventory of types of pipeline valves, the Company believes that PVS is able to respond quickly to its customers' needs. Per-job orders account for substantially all of the remanufacturing work performed and pipeline valves sold by PVS. In the past, PVS has not entered into exclusive supply contracts with any particular customer. PVS maintains an internal quality control program to help ensure the quality of its remanufacturing process. Many of PVS' customers monitor and approve its quality standards by sending quality assurance personnel to PVS' facilities to ensure that the reconditioned valves meet their standards. PVS also conducts seminars, often at the request of its customers, for training field personnel in pipeline valve preventive maintenance.

      MVS' customers include domestic and international drilling contractors, rental tool supply companies and oil and gas operators. The majority of MVS' work is performed for the offshore drilling contractor. A small portion of its repair work is for equipment based on production platforms. MVS' customers operate worldwide, wherever exploration and production of oil and gas occurs.

      IMSCO's customers consist primarily of petrochemical, chemical and petroleum refining plants and construction companies performing services at the plant locations. Its distribution operations are conducted from its Baytown, Texas headquarters and one branch location. Each location has inventories for distribution of products directly to customers. While IMSCO enters into blanket distribution contracts that provide for the distribution of certain products at set prices with particular customers, such contracts do not represent a material portion of IMSCO's business. IMSCO primarily distributes products to customers located within 50 miles of its two office warehouse facilities.

      No single customer comprises over 10% of Valve Segment sales.

      SUPPLIERS. PVS acquires its pipeline valves from bid lists from approximately 300 suppliers including pipeline transportation companies, individual brokers and from other remanufacturing companies or OEMs. Pipeline transportation companies construct new pipelines and repair segments of existing pipelines. After completion of original construction or repair, the new valves (consisting of unused excess pipeline valves or used pipeline valves that require remanufacturing) are sold to dealers through bid lists. PVS continuously receives and bids on these bid lists, as do all other remanufacturers of pipeline valves. PVS also acquires some of its products from individual brokers that buy and resell excess pipeline valves. Typically, PVS places pipeline valves purchased from individual brokers in its inventory because of favorable pricing. When PVS receives an order and the products are not available in its inventory, it may also purchase the ordered products from other remanufacturing companies or OEMs. Typically, a majority of the valves purchased from brokers or other remanufacturing companies were originally purchased from bid lists.

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

      IMSCO warehouses certain products but purchase the majority of their products on an as-needed basis, depending on demand or the availability of inventory that can be acquired at favorable prices. IMSCO does not have written contracts with any of their suppliers. Purchases from suppliers, including credit arrangements, are negotiated on an order-per-order basis. Accordingly, all arrangements are terminable by either party immediately or on short notice. Relationships with suppliers are believed to be satisfactory and no single vendor supplies 10% or more of the products purchased during the year.

      COMPETITION. PVS is subject to competition based primarily on pricing and customer service. The Company believes that Oilfield Fabricating and Machine, Inc. is its major competitor in the industry and that PVS is subject to competition from less than ten similarly-sized remanufacturing businesses. PVS' management believes that its broad inventory of pipeline valves and its remanufacturing facility are its primary competitive advantages and that its ability to compete effectively is dependent on maintaining its inventory levels, retaining existing business relationships and responding to its customers' needs through timely service and providing quality products.

      MVS' primary competitors are the major equipment manufacturers which sell primarily new products. Other competitors are small valve repair facilities with low overhead which compete primarily on price.

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

MACHINE SALES AND SERVICES SEGMENT

      PRODUCTS AND SERVICES. REX distributes new machine tools in South Texas and Louisiana for certain manufacturers including Okuma Machinery, Inc. ("Okuma") on an exclusive basis, and other manufacturers on a non-exclusive basis. REX sells used machine tools primarily to large corporations and machine shops in the Gulf Coast region. Machine tools are used in various industries in the manufacturing process to cut metal and are sold in a variety of sizes depending upon the task they are designed to perform. In addition, REX sells parts and services for machine tools and contracts on a job-by-job basis to move machine tools, predominantly in the South Texas region. For 1997, the sale of machine tools accounted for 81% of REX's revenues.

      REX provides crating services for a variety of products for export. Typically, a freight forwarder or Company exporting its own product will contract with REX for a specified product to be crated. The products are forwarded to the REX facility, where the crating services are performed. REX then forwards the crates to the shipping source, which is typically an ocean-going vessel. For 1997, export crating services accounted for 16% of REX's revenues.

      CUSTOMERS AND MARKETING. REX sells its products and services to over 2,000 customers, with no single customer accounting for more than 10% of REX's sales in the year ended December 31, 1997. REX conducts its sales efforts from its Houston, Texas location.

      SUPPLIERS. REX has several exclusive distribution agreements, including agreements with Okuma, for South Texas and Louisiana. All machines are purchased on an order-by-order basis.

      COMPETITION. Machine tool sales are subject to competition from machine tool distributors of competitive machine tools manufacturers. Depending upon the size and use of the product manufactured, the competitor will vary. The Company believes REX has a competitive advantage in its range of product offerings. The Company believes REX's ability to compete effectively in the future is primarily dependent upon maintaining trained and skilled machine tool personnel and the retention of its Okuma distribution line.

      REX typically competes with three crating companies in the Houston area and generally does not compete outside this region. The Company believes it has a competitive advantage in this market because of its facilities, personnel and experience and its proximity to Houston ports.

BACKLOG

      As of December 31, 1997, the backlog for the Fastener Segment, Valve Segment and Machine Segment was $9,676,000, $2,088,000 and $4,288,701,
respectively, compared to $6,440,000 for the Fastener Segment at December 31, 1996.

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

ITEM 2.  PROPERTIES

      The Company manufactures and distributes its products and services throughout the United States, Canada and Mexico. The Company has eleven manufacturing facilities and two distribution facilities in five states. At December 31, 1997, these facilities contained an aggregate of approximately 657,000 square feet of which approximately 27% is owned and the remainder leased.


      The Company maintains its principal executive offices at 7135 Ardmore, Houston, Texas. The office facility portion of this property consists of conventional office space and is, in the opinion of management, adequate to meet the Company's needs for the foreseeable future. The Company believes that all existing office and warehouse facilities leased or owned by its subsidiaries are adequate to meet the needs of the Company for the foreseeable future and are suitable for the business conducted therein.

      The following chart shows the number of employees and the number and square footage of facilities by segment.

                                  NUMBER OF     NUMBER OF      SQUARE
SEGMENT                           EMPLOYEES    FACILITIES     FOOTAGE
-------                           ---------    ----------     -------
Fastener Manufacturing and Sales     518            6         404,000
Valve and Supplies Sales             122            5          98,000
Machine Sales and Services            84            2         155,000
Corporate                              6            --            --

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liability, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Common Stock trades on The NASDAQ Stock Market ("Nasdaq") under the symbol "IHII." The following table sets forth the high and low closing sales prices of the Common Stock, for the periods indicated below:

                                             PRICE RANGE
                                        ---------------------
                                        HIGH              LOW
                                        ----              ---
      1996
      First Quarter                    $ 6.75            $ 3.75
      Second Quarter                   $10.50            $ 6.50
      Third Quarter                    $10.13            $ 7.00
      Fourth Quarter                   $11.25            $ 9.25

      1997
      First Quarter                    $14.00            $10.63
      Second Quarter                   $11.25            $ 9.88
      Third Quarter                    $15.88            $10.88
      Fourth Quarter                   $16.00            $11.81

      All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in the common stock.

      On March 19, 1998, the last reported sales price of the Common Stock, as quoted by Nasdaq, was $12.25 per share. On March 19, 1998, there were approximately 580 record holders of the Common Stock.

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

                                                    YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                          (in thousands except for per share amounts)

                                      1997        1996        1995        1994        1993
                                    --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Sales ...........................   $ 83,564    $ 51,423    $ 38,983    $ 34,730    $ 35,113
Cost of sales ...................     63,277      41,045      31,111      27,485      27,377
                                    --------    --------    --------    --------    --------
Gross profit ....................     20,287      10,378       7,872       7,245       7,736
Selling, general & administrative     14,493       7,806       6,401       6,569       6,198
                                    --------    --------    --------    --------    --------
Operating income ................      5,794       2,572       1,471         676       1,538
Other income (expense) ..........     (1,217)     (1,037)       (824)       (575)       (666)
                                    --------    --------    --------    --------    --------
Income before income taxes ......      4,577       1,535         647         101         872
Income tax provision ............      1,868         408         102          69         109
                                    --------    --------    --------    --------    --------
Net income ......................   $  2,709    $  1,127    $    545    $     32    $    763
                                    ========    ========    ========    ========    ========
Basic earnings per share ........   $    .44    $    .31    $    .18    $    .01    $    .29
Diluted earnings per share ......   $    .39    $    .26    $    .17    $    .01    $    .27
Weighted average common
   shares outstanding - basic ...      6,113       3,688       3,037       2,942       2,613
Weighted average common
   shares outstanding - diluted .      7,027       4,338       3,134       3,038       2,786

                                                   DECEMBER 31, (IN THOUSANDS)
                                    --------------------------------------------------------
                                      1997        1996        1995        1994        1993
                                    --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital .................   $  5,891    $  3,101    $  1,459    $  2,254    $  1,164
Total assets ....................     67,089      43,690      27,494      20,848      20,819
Long-term obligations(1) ........     10,553       7,326       5,891       3,568       3,229
Total liabilities ...............     36,752      27,135      19,891      13,965      14,386
Shareholders' equity ............     30,338      16,554       7,603       6,883       6,433

----------
(1) Excludes deferred income taxes and deferred compensation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company was formed in August 1989 and acquired IMSCO in December 1989, PVS in January 1992, Landreth in October 1992, REX in April 1993, CRivet in December 1995, American in November 1996, Lone Star in February 1997, MVS in March 1997, Rogers in August 1997 and WALKER in November 1997.

RESULTS OF OPERATIONS

                                             1997         1996          1995
                                         -----------   -----------   -----------
Sales:
      Fastener Segment ...............   $48,840,795   $22,523,401   $13,204,532
      Valve Segment ..................    19,098,713    12,472,456    13,449,344
      Machine Segment ................    15,624,347    16,427,093    12,329,194
                                         -----------   -----------   -----------
                                          83,563,855    51,422,950    38,983,070
Cost of Sales:
      Fastener Segment ...............    36,351,460    17,769,223    10,510,794
      Valve Segment ..................    13,467,617     9,466,712    10,534,463
      Machine Segment ................    13,458,243    13,808,638    10,065,971
                                         -----------   -----------   -----------
                                          63,277,320    41,044,573    31,111,228
Selling, General and Administrative:
      Fastener Segment ...............     8,182,946     2,689,183     1,432,471
      Valve Segment ..................     3,002,128     2,232,541     2,227,406
      Machine Segment ................     2,423,430     2,085,818     2,103,374
      Corporate ......................       884,040       798,647       637,781
                                         -----------   -----------   -----------
                                          14,492,544     7,806,189     6,401,032

Operating Income .....................   $ 5,793,991   $ 2,572,188   $ 1,470,810
                                         ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

      SALES. On a consolidated basis sales increased $32,140,905 or 63% in 1997 compared to 1996.

      Fastener Segment sales increased $26,317,394 or 117% in 1997 compared to 1996, primarily as a result of the acquisition of Lone Star in February 1997 and the inclusion of a full years' operations of American which was acquired in November 1996.

      Valve Segment sales increased $6,626,257 or 53% in 1997 compared to 1996, primarily as a result of the acquisition of Manifold in March 1997. This increase in sales was offset by a $4.6 million decrease in sales at IMSCO as a result of the loss of key salesmen in late 1996. By late 1997, all key salesmen had been replaced and as a result, fourth quarter sales for IMSCO increased 21% over the third quarter and were only $198,000 less than the fourth quarter in the preceding year.

      Machine Segment sales decreased $802,746 or 5% primarily because of delays in receipts of machine tools from the manufacturer which caused some cancellation of orders by customers as well as deferral of shipments to customers to 1998. Management does not expect this delay in the receipt of machine tools to continue in 1998.

      COST OF SALES. On a consolidated basis, cost of sales increased $22,232,747 or 54% in 1997 compared to 1996. However, cost of sales as a percentage of sales was 76% in 1997 compared to 80% in 1996.

      Cost of sales for the Fastener Segment increased $18,582,237 or 105% in 1997 compared to 1996, primarily as a result of the acquisitions of Lone Star and American. Cost of sales as a percentage of sales was 74% in 1997 compared to 79% in 1996. The 1996 cost of sales percentage was unusually high because of the relocation of the Connecticut manufacturing facility in late 1996 and the accompanying loss in production efficiency during the period of the relocation.

      Cost of sales for the Valve Segment increased $4,000,905 or 42% primarily as the result of the acquisition of Manifold coupled with the decrease in cost of sales at IMSCO as a result of the corresponding decrease in sales. Cost of sales as a percentage of sales was 71% in 1997 compared to 76% in 1996 as lower margin sales at IMSCO were replaced with higher margin sales at PVS and MVS.

      Cost of sales for the Machine Segment decreased $350,395 or 3% as a result of the decrease in sales. Cost of sales as a percentage of sales was 86% in 1997 compared to 84% in 1996. The increase in cost of sales as a percentage of sales was primarily due to the opening in 1997 of the crating facility located at the Houston Ship Channel and to increased lumber costs in the export crating operations. Lumber costs remain high in 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $6,686,355 or 86% in 1997 compared to 1996.

      Selling, general and administrative expenses for the Fastener Segment increased $5,493,763 or 204% primarily as the result of the acquisitions of Lone Star and American. Selling, general and administrative expenses increased a greater percentage than sales because of the inclusion of goodwill amortization associated with the acquisitions of Lone Star and American.

      Selling, general and administrative expenses for the Valve Segment increased $769,587 or 34% primarily as the result of the acquisition of MVS coupled with a decrease in selling, general and administrative expenses at IMSCO. This increase was less than related increase in sales as most costs at MVS are accounted for as cost of sales.

      Selling, general and administrative expenses for the Machine Segment increased $337,612 or 16% for 1997 compared to 1996 primarily as a result of the hiring of four additional sales people in 1997.

      There was no significant change in Corporate selling, general and administrative expenses.

      INTEREST EXPENSE. On a consolidated basis, interest expense increased $408,689 or 31% in 1997 compared to 1996. The increase was the result of increases in debt related to the acquisitions of Lone Star and American. This increase was partially offset by a reduction in interest expense at LEC as a result of a $3,093,000 conversion of debt to equity in 1997.

      OTHER INCOME. On a consolidated basis, other income increased $228,608 or 165% in 1997 compared to 1996. This increase was primarily the result of a $270,000 insurance gain related to a fire at an unused manufacturing facility.

      INCOME TAXES. Income taxes increased $1,459,122 or 357% in 1997 compared to 1996. The effective tax rate for 1997 was 41% compared to 27% for 1996. During 1996, the Company reduced its deferred tax asset valuation allowance by $239,000. No similar reduction occurred in 1997.

      NET INCOME. Net income was $2,709,465 in 1997 compared to $1,126,712 in 1996 as a result of the foregoing factors.


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995.

      SALES. On a consolidated basis sales increased $12,439,880 or 32% in 1996 compared to 1995.

      Fastener Segment sales increased $9,318,869 or 71% as a result of the inclusion of a full year of operation of CRivet acquired in December 1995 and the acquisition of American in November 1996.

      Valve Segment sales decreased $976,888 or 7% as a result of the loss of key salesmen at IMSCO in late 1996.

      Machine Segment sales increased $4,097,899 or 33% as a result of increase in new machine sales.

      COST OF SALES. On a consolidated basis, cost of sales increased $9,933,345 or 32% in 1996 compared to 1995. Cost of sales as a percentage of sales was 80% in 1996 and 1995.

      Fastener Segment cost of sales increased $9,318,869 or 71% in 1996 compared to 1995. Cost of sales as a percentage of sales was 79% in 1996 and 80% in 1995. The increase in cost of sales was primarily the result of the acquisitions of CRivet and American. Cost of sales as a percentage of sales was unusually high in 1996 because of the relocation of the Connecticut manufacturing facility in late 1996 and in 1995 as a result of the inclusion of $1,036,580 in wire sales at a 4.8% gross margin.

      Valve Segment costs of sales decreased $976,888 or 7% in 1996 compared to 1995. Cost of sales as a percentage of sales was 76% in 1996 and 78% in 1995 as lower margin sales at IMSCO were replaced with higher margin sales at PVS.

      Machine Segment cost of sales increased $3,742,667 or 37% in 1996 compared to 1995. Cost of sales as a percentage of sales was comparable at 84% in 1996 and 82% in 1995.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $1,405,157 or 22% in 1996 compared to 1995.

      Selling, general and administrative expenses for the Fastener Segment increased $1,256,712 or 88% for 1996 compared to 1995. This increase was primarily attributable to the acquisitions of CRivet and American.

      There was no significant change in selling, general and administrative expenses for the Valve Segment or the Machine Segment. There was no significant change in Corporate selling, general, and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash of $636,147, working capital of $5,891,299 and additional borrowing capacity under its line of credit of $2,753,964. The Company's operations provided cash of $1,204,962 during 1997 compared to $971,918 and $1,233,412 during 1996 and 1995. These cash flows were primarily attributable to increased net income and depreciation and amortization over the three year period as a result of acquisitions of businesses which was offset by increases in current assets which have increased as sales have increased.

      Capital expenditures in 1997 for property and equipment were comparable to 1996 as both years included major equipment purchases for the Fastener Segment as well as the relocation in 1997 of the Landreth Texas manufacturing facility and the relocation in 1996 of the Connecticut manufacturing facility and the related increases in leasehold improvements. In 1997, the Company used cash of $2,150,622 in the acquisition of businesses. In 1996, the Company acquired net cash of $1,244,666 in the acquisition of American. In 1995, the Company used cash of $826,003 to purchase CRivet.

      Financing activities provided cash of $450,922 in 1997 compared to $2,866,955 in 1996 and $738,136 in 1995. The Company raised $2,136,978 in 1997 from the issuance of common stock compared to $6,248,281 in 1996. The 1996 proceeds were used to repay approximately $4,271,224 in debt associated with the acquisition of American as well as other financing and to purchase property and equipment for its Fastener Segment. Net borrowing under the revolving line of credit increased in 1995 as a result of borrowings by CRivet to fund increases in working capital.

      Additionally, the Company has a Demand Note and Line of Credit dated November 1, 1996 ("Demand Note") among the Company and Comerica Bank-Texas ("Comerica"). The Demand Note is in the principal amount of $14,000,000 ($18,000,000 subsequent to 1997) or the lesser of a borrowing base as defined, bearing interest at the prime rate of Comerica and is payable on demand. This Demand Note allows the Company to borrow funds based on 80% of eligible accounts receivable and 50% of eligible inventory. At December 31, 1997, the borrowing capacity under the Demand Note was $14,000,000 and availability was $2,753,964. If the principal amount had been $18,000,000 at December 31, 1997, availability under the Demand Note would have been $4,473,006. The Demand Note is secured by substantially all of the assets of the Company.

      In connection with its acquisitions of businesses, the Company has entered into various term loans in the principal amount of $10,669,805 secured by the machinery and equipment and real estate of the businesses acquired.

      At December 31, 1997, the Company had working capital of $5,891,299, long-term debt of $10,552,592 and shareholders' equity of $30,337,552. In January 1998, the Company completed an offer (the "Offer") to the holders of its issued and outstanding Class B Warrants to exchange each Class B Warrant and $10.00 cash for one share of the Company's Common Stock, one Class C Warrant and one Class D Warrant. The Company received net proceeds of $10,910,000 after deducting approximately $100,000 of expenses incurred in connection with the Offer. The Company anticipates that its operating cash needs for 1998 can be met with cash generated from operations, borrowings under its credit facilities with Comerica and private placements of debt securities. Any acquisition of additional companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

YEAR 2000 COMPLIANCE

      The Company is conducting a program to review and, if necessary, resolve data processing issues relating to whether its computer systems will recognize the year 2000 or will treat any date after December 31, 1999 as a date during the twentieth century. The Company does not currently have any information concerning the year 2000 compliance status of its customers or vendors. Although the Company currently anticipates that it will not incur material expenditures or disruption of operations relating to year 2000 processing issues, if the Company or its customers or vendors are unable to resolve any significant processing issues that may arise in a timely manner, such inability could have an adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130 and 131.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" - regarding the Company's estimate of sufficiency of existing capital resources and ability to raise additional capital to fund cash requirements for future operations. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can given no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include demand for the Company's products, need for additional capital for newly acquired companies and the Company's ability to complete new acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

       Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is incorporated by reference to the material appearing under the heading "Principal Stockholders" and "Certain Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       a.    FINANCIAL STATEMENTS

             See index to consolidated financial statements on F-1.

       b.    REPORTS ON FORM 8-K

             The Company filed a Current Report on Form 8-K dated December 2, 1997, disclosing the acquisition of WALKER, the related financing and pro forma financial statements.

             The Company filed a Current Report on Form 8-K dated December 23, 1997 disclosing the Commencement of its offer to its Class B Warrantholders.

             On January 26, 1998, the Company filed an amendment to its Current Report on Form 8-K dated December 23, 1997, announcing the final results of its offer to its Class B Warrantholders.

             On February 11, 1998, the Company filed an amendment to its Current Report on Form 8-K dated December 23, 1997, filing a letter to its Class C Warrantholders notifying them of the extension of the expiration date on the Class C Warrants.

             The Company filed a Current Report on Form 8-K dated February 9, 1998 and a related amendment disclosing the acquisition of Philform, Inc.

       c.    EXHIBITS

             See the Exhibit Index appearing on page EX-1.

                                    PART V

ITEM 15.  RECENT SALES OF UNREGISTERED SECURITIES

       In January and February 1997, McBlue Corporation exercised warrants to purchase 25,000 shares of Common Stock at $3.80 per share. These warrants were issued in 1995 in exchange for consulting services performed for the Company.

       In a series of transaction from January to July 1997, Renaissance Capital Partners II Ltd. ("Renaissance") converted $1,060,000 of its 12% Convertible Debenture (the "Renaissance Debenture") at $3.26 per share to 325,154 shares of Common Stock. Additionally in February 1997, Double Bar S, Inc. ("DBS") exercised warrants to purchase 50,000 shares of Common Stock at $4 per share that DBS had acquired from Renaissance. The proceeds from the Renaissance Debenture were used to finance the acquisition of Landreth Engineering Company in 1992.

       In a series of transactions from January to September 1997, St. James Capital Partners, L.P. or its limited partners ("St. James") exercised warrants to purchase 189,068 shares of Common Stock at $3.27 per share. These warrants were issued in 1995 in connection with the acquisition of certain assets and liabilities of MRMC, Inc. ("CRivet").

       In January 1997, Don Willy exercised warrants to purchase 6,000 shares of Common Stock at $4.00 per share. These warrants were issued in 1995 in exchange for consulting services performed for the Company.

       In February 1997, the Company issued 84,211 shares of Common Stock to Judith Jandl, the sole shareholder of LSS-Lone Star-Houston, Inc. ("Lone Star"), in connection with the acquisition of Lone Star. These shares were valued at $606,000.

       In March 1997, the Company issued 644,250 shares of Common Stock to Catalyst Energy Services, Inc. the sole shareholder of Manifold Valve Services, Inc. ("MVS") in exchange for the outstanding capital stock of MVS. These shares were valued at $5,074,000.

       In May 1997, the Company sold 46,530 shares of Common Stock to individuals in a private placement. Proceeds from the sale were $395,505.

       In June 1997, the Company sold 25,000 units, each unit comprised of one share of Common Stock plus two Common Stock purchase warrants with an exercise price of $10 per share, for $10 per unit to McBlue Corporation.

       In June 1997, St. James converted at a conversion price of $10 per share a $1,900,000, 12% note payable (the "St. James Note") together with $133,000 in accrued interest into 203,300 shares of Common Stock. The St. James Note was entered into in 1996 to fund a portion of the purchase price of American Rivet Company, Inc. ("American").

       In September 1997, St. James exercised warrants to purchase 19,032 shares of Common Stock at $7 per share. These warrants were issued in 1996 in connection with the acquisition of American.

       In February 1998, the Company issued 375,692 shares of Common Stock valued at $4,070,000 to the shareholders of Philform, Inc. ("Philform") in exchange for all the outstanding capital stock of Philform.

       In February 1998, the Company issued 44,081 shares of Common Stock valued at $450,000 to SMS Industries, Inc. in exchange for an 8% interest in equipment.

       All of the above sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1998.

                                    INDUSTRIAL HOLDINGS, INC.

                                    By:  /s/ CHRISTINE A. SMITH
                                         Christine A. Smith (Chief Financial
                                         Officer and Vice President)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 23rd day of March 1998.

SIGNATURE                           TITLE
---------                           -----
By:    /s/ROBERT E. CONE            Chairman of the Board of Directors, President and
       Robert E. Cone               Chief Executive Officer (Principal Executive Officer)

By:    /s/CHRISTINE A. SMITH        Vice President and Chief Financial Officer (Principal
       Christine A. Smith           Financial Officer and Chief Accounting Officer)

By:    _______________________
       Charles J. Anderson          Director

By:    /s/JAMES H. BROCK, JR.
       James H. Brock, Jr.          Director

By:    /s/JAMES W. KENNEY
       James W. Kenney              Director

By:    /s/JOHN P. MADDEN
       John P. Madden               Director

By:    /s/BARBARA S. SHULER
       Barbara S. Shuler            Director

By:    ______________________
       John L. Thompson             Director

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
  NUMBER                      IDENTIFICATION OF EXHIBIT                         PAGE
  ------                      -------------------------                         ----
    3.1    -- Amended and Restated Articles of Incorporation of the Company.
              Exhibit 3.1 from Amendment No. 1 to the Company's Registration
              Statement on Form S-1 (No. 333-13323) (the "1996 Registration
              Statement") is incorporated herein by this reference.

    3.2 -- Amended and Restated Bylaws of the Company. Exhibit 3.2 from the 1996 Registration Statement is incorporated herein by this reference.

    4.1    -- Specimen Certificate of Common Stock, $.01 par value, of the
              Company. Exhibit 4.1 to the Company's Registration Statement on
              Form S-1 (No. 33- 43169) dated October 7, 1991 (the "Registration
              Statement"), as amended, is incorporated herein by reference.

    4.2    -- Class B Redeemable Warrant Agreement and specimen of Class B
              Redeemable Warrant Certificate. Exhibit 4.2 to the Company's
              Registration Statement is incorporated herein by this reference.

    4.3 -- Designation of Warrant Agent (Class B Redeemable Warrant), dated as of November 1, 1996. Exhibit 4.3 the 1996 Registration
              Statement is incorporated herein by this reference.

    4.4    -- Class C Redeemable Warrant Agreement and specimen of Class C
              Redeemable Warrant Certificate. Exhibit 4.4 to the 1996
              Registration Statement is incorporated herein by this reference.

    4.5 -- Designation of Warrant Agent (Class C Redeemable Warrant), dated as of November 1, 1996. Exhibit 4.5 to the 1996 Registration
              Statement is incorporated herein by this reference.

    4.6    -- Class D Redeemable Warrant Agreement and specimen of Class D
              Redeemable Warrant Certificate. Exhibit 4.5 from Amendment No. 1 to the Company's Registration Statement on Form S-2 (No.
              333-37915) (the "1997 Registration Statement") is incorporated herein by this reference.

    10.1   -- Second Amendment to Employment Agreement of Robert E. Cone.
              Exhibit 10.1 to the 1996 Registration Statement is incorporated herein by this reference.

    10.2   -- Third Amendment to Employment Agreement of James H. Brock, Jr.
              Exhibit 4.6 from the 1996 Registration Statement is incorporated herein by this reference.

    10.4 -- 1995 Non-Employee Director Stock Option Plan incorporated herein by reference to the Proxy Statements dated May 27, 1997 and May 25, 1994.

    10.5 -- 1994 Amended and Restated Incentive Stock Plan. Incorporated herein by this reference to the Proxy Statement dated May 27, 1997 and May 26, 1995.

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

                                        EX-1

    10.14 -- Line of Credit Facility and Demand Note dated November 1, 1996, by and among the Company and Comerica. Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 18, 1996 is incorporated herein by this reference.

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

    11*    -- Statement regarding computation of per share earnings.                  Ex-1

    21*    -- Subsidiaries of the Company.                                            Ex-2

    23.1*  -- Independent Auditors' Consent of Deloitte & Touche LLP                  Ex-3

    23.2*  -- Consent of Price Waterhouse LLP                                         Ex-4
-------------------
* Filed herewith.

                                      EX-2

                           INDUSTRIAL HOLDINGS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Independent Auditors' Report of Deloitte & Touche LLP                    F-2

Report of Independent Accountants                                        F-3

Consolidated Balance Sheets at December 31, 1997 and 1996                F-4

Consolidated Statements of Income For the Years Ended
 December 31, 1997, 1996 and 1995                                        F-5

Consolidated Statements of Cash Flows For the Years Ended
 December 31, 1997, 1996 and 1995                                        F-6

Consolidated Statements of Shareholders' Equity For the
 Years Ended December 31, 1997, 1996 and 1995                            F-8

Notes to Consolidated Financial Statements                               F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Industrial Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Industrial Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Industrial Holdings, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Industrial Holdings, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of Industrial Holdings, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 5, 1997

                           INDUSTRIAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------
                     ASSETS
Current assets:
   Cash and equivalents .............................  $   636,147   $ 3,087,925
   Accounts receivable - trade, net .................   12,573,808     6,756,218
   Inventories ......................................   13,346,210     9,970,337
   Employee advances ................................       58,823        77,086
   Notes receivable, current portion ................    1,303,859       207,549
   Other current assets .............................      646,285       333,839
                                                       -----------   -----------
       Total current assets .........................   28,565,132    20,432,954
Property and equipment, net .........................   23,639,249    15,579,410
Notes receivable, less current portion ..............    1,634,014     1,464,393
Other assets ........................................    1,398,382       714,495
Goodwill and other, net .............................   11,852,299     5,498,271
                                                       -----------   -----------
     Total assets ...................................  $67,089,076   $43,689,523
                                                       ===========   ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable ....................................  $10,496,037   $ 9,615,917
   Accounts payable - trade .........................    6,413,550     4,601,082
   Accrued expenses and other .......................    3,308,588     1,721,487
   Current portion of long-term debt ................    2,455,658     1,393,712
                                                       -----------   -----------
        Total current liabilities ...................   22,673,833    17,332,198
Long-term debt, less current portion ................   10,552,592     7,326,444
Deferred compensation payable, less current portion .      241,778       285,532
Deferred income taxes payable .......................    3,283,351     2,190,902
                                                       -----------   -----------
         Total liabilities ..........................   36,751,554    27,135,076
                                                       -----------   -----------
Commitments and contingencies
Shareholders' equity:

    Preferred stock $.01 par value, 7,500,000 shares authorized, no shares issued or outstanding

    Common stock $.01 par value, 50,000,000
      shares authorized, 6,642,619 and 4,851,494
      shares issued and outstanding for 1997 and
      1996, respectively ............................       66,426        48,515
   Additional paid-in capital .......................   26,416,500    15,360,801
   Retained earnings ................................    3,854,596     1,145,131
                                                       -----------   -----------
           Total shareholders' equity ...............   30,337,522    16,554,447
                                                       -----------   -----------
           Total liabilities and
             shareholders' equity ...................  $67,089,076   $43,689,523
                                                       ===========   ===========

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1997            1996            1995
                                           ------------    ------------    ------------
Sales ..................................   $ 83,563,855    $ 51,422,950    $ 38,983,070
Cost of sales ..........................     63,277,320      41,044,573      31,111,228
                                           ------------    ------------    ------------
Gross profit ...........................     20,286,535      10,378,377       7,871,842
Selling, general and administrative
  expenses .............................     14,492,544       7,806,189       6,401,032
                                           ------------    ------------    ------------
Income from operations .................      5,793,991       2,572,188       1,470,810
                                           ------------    ------------    ------------
Other income (expense):
    Interest expense ...................     (1,744,593)     (1,335,904)       (982,254)
    Interest income ....................        160,231         160,078         140,173
    Other income, net ..................        367,520         138,912          17,882
                                           ------------    ------------    ------------
          Total other income (expense) .     (1,216,842)     (1,036,914)       (824,199)
                                           ------------    ------------    ------------
Income before income taxes .............      4,577,149       1,535,274         646,611
Provision for income taxes .............      1,867,684         408,562         101,464
                                           ------------    ------------    ------------

Net income .............................   $  2,709,465    $  1,126,712    $    545,147
                                           ============    ============    ============

Basic earnings per share ...............   $        .44    $        .31    $        .18

Diluted earnings per share .............   $        .39    $        .26    $        .17

Weighted average number of common shares
   outstanding .........................      6,113,190       3,687,523       3,037,060
Weighted average number of common shares
   outstanding plus potential dilutive
   common shares .......................      7,026,867       4,338,011       3,134,202

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1997           1996           1995
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income ......................................   $ 2,709,465    $ 1,126,712    $   545,147
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization ................     2,427,730      1,291,451        865,241
     Deferred income tax provision (benefit) ......       244,583        363,397        (67,422)
     Deferred compensation paid ...................       (43,754)      (109,203)          --
     Income tax benefit from stock options
       exercised ..................................       163,664           --             --
     Other ........................................          --            7,500        (12,289)
     Changes in assets and liabilities,
        net of acquisitions:
       Accounts receivable ........................    (1,277,242)       224,690     (1,361,604)
       Employee advances ..........................        18,263        (11,876)       127,540
       Inventories ................................        77,515       (803,949)       178,460
       Notes receivable ...........................    (1,265,931)        53,466        208,687
       Other assets ...............................      (810,165)      (473,134)        18,148
       Accounts payable and accrued expenses ......    (1,039,166)      (697,136)       731,504
                                                      -----------    -----------    -----------
          Net cash provided by operating
           activities .............................     1,204,962        971,918      1,233,412
Cash flows from investing activities:
  Purchase of property and equipment ..............    (2,561,347)    (2,408,476)      (605,878)
  Proceeds from disposals of property and
     equipment, net ...............................       604,347         13,923          8,036
  Purchase of businesses, net of cash .............    (2,150,662)                     (826,003)
  Cash obtained  in purchase of American ..........          --        1,244,666           --
  Additional consideration paid to former
     shareholders of Landreth .....................          --          (29,491)      (307,900)
                                                      -----------    -----------    -----------
          Net cash used by investing activities ...    (4,107,662)    (1,179,378)    (1,731,745)
                                                      -----------    -----------    -----------

                See notes to consolidated financial statements.

                               INDUSTRIAL HOLDINGS, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (CONTINUED)

                                                           YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                    1997            1996           1995
                                                ------------    ------------    -----------
Cash flows from financing activities:
  Net (repayments) borrowings under revolving
     line of credit .........................   $   (608,760)   $    112,490    $   442,065
  Proceeds from issuance of long-term debt ..      2,582,556         777,408        614,745
  Principal payments on notes payable and
     long-term debt .........................     (3,659,852)     (4,271,224)      (593,790)
  Proceeds from issuance of common stock ....      2,136,978       6,248,281        275,116
                                                ------------    ------------    -----------
     Net cash provided by financing
       activities ...........................        450,922       2,866,955        738,136
                                                ------------    ------------    -----------
Net increase (decrease) in cash and
 equivalents ................................     (2,451,778)      2,659,495        239,803
Cash and equivalents, beginning of year .....      3,087,925         428,430        188,627
                                                ------------    ------------    -----------

Cash and equivalents, end of year ...........   $    636,147    $  3,087,925    $   428,430
                                                ============    ============    ===========
Supplemental disclosure of noncash
 investing and financing activities:
  Accounts receivable reclassified
   to notes receivable ......................                                  $    140,614
  Conversion of debt to equity ..............   $  3,093,000    $  1,619,100
  Acquisition of businesses:
     Assets  acquired .......................     23,064,501      11,443,214      5,624,319
     Liabilities assumed ....................     20,913,839      12,687,881      4,798,316

Supplemental disclosures of cash flow
 information: Cash paid for:
     Interest ...............................   $  1,717,702    $  1,269,380    $ 1,012,880
     Income taxes ...........................      1,201,735           5,856            786

                See notes to consolidated financial statements.

                             INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     COMMON STOCK
                                               ------------------------          ADDITIONAL        RETAINED
                                                                  PAR             PAID-IN          EARNINGS
                                                SHARES           VALUE            CAPITAL          (DEFICIT)            TOTAL
                                               ---------        -------          -----------       ----------         -----------
Balance, January 1, 1995                       2,997,750       $ 29,978          $ 7,379,517      $ (526,728)          $6,882,767
Issuance of common stock                          93,412            934              274,182                              275,116
Shortfall on sale of stock
  by former PVS shareholders-
  Note 9                                                                            (100,037)                            (100,037)
Net income                                                                                            545,147             545,147
                                               ---------        -------          -----------       ----------         -----------
Balance, December 31, 1995                     3,091,162         30,912            7,553,662           18,419           7,602,993
Issuance of common stock:
   Private placement                             300,000          3,000            1,007,000                            1,010,000
   Tender offer to Class A
      warrantholders, net                        621,914          6,219            3,562,681                            3,568,900
    Exercise of warrants
      and options                                373,418          3,734            1,665,647                            1,669,381
Conversion of debt to equity                     465,000          4,650            1,614,450                            1,619,100
Shortfall on sale of stock
  by former PVS shareholders-
  Note 9                                                                             (42,639)                             (42,639)
Net income                                                                                         1,126,712            1,126,712
                                               ---------        -------          -----------       ----------         -----------
Balance, December 31, 1996                     4,851,494         48,515           15,360,801        1,145,131          16,554,447
Issuance of common stock:
   Acquisitions                                  728,461          7,285            5,672,683                            5,679,968
   Private placement                              71,530            715              644,790                              645,505
   Exercise of warrants and options              462,680          4,627            1,486,846                            1,491,473
Income tax benefits from stock
  options exercised                                                                  163,664                              163,664
Conversion of debt to equity                     528,454          5,284            3,087,716                            3,093,000
Net income                                                                                          2,709,465           2,709,465
                                               ---------        -------          -----------       ----------         -----------
Balance, December 31, 1997                     6,642,619        $66,426          $26,416,500       $3,854,596         $30,337,522
                                               =========        =======          ===========       ==========         ===========

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Industrial Holdings, Inc., operates three segments (i) the Fastener Manufacturing and Sales Segment comprised of Landreth Engineering Company ("Landreth"), American Rivet Company, Inc. ("American"), Connecticut Rivet ("Crivet"), which manufacture industrial metal fasteners for sale primarily to manufacturers in the furniture, home appliance and automotive industries, LSS-Lone Star-Houston, Inc. ("Lone Star") and WALKER BOLT Manufacturing Co. ("WALKER") which manufacture industrial metal fasteners for sale primarily to the petrochemical and chemical refining and energy industries, and the Energy Products and Services Division comprised of; (ii) the Valve and Supplies Sales Segment which includes Pipeline Valve Specialty, Inc. ("PVS"), Manifold Valve Services, Inc. ("MVS"), Rogers Equipment ("Rogers") and Industrial Municipal Supply ("IMSCO") which remanufacture and sell pipeline valves, high pressure valves and industrial valves and distribute other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries; and (iii) the Machine Sales and Service Segment comprised of The Rex Group ("REX") which sells new and used machine tools, provides machine moving services and international export crating services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Industrial Holdings, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues are recognized upon shipment of the product or as the services are performed.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts was $145,395 and $179,965 at December 31, 1997 and 1996, respectively.

CREDIT RISK

The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and historically has not incurred significant credit losses. Notes receivable are collateralized by land, buildings and equipment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of primarily cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the related party amounts due to the nature of the instruments. The fair values of the Company's debt instruments (see Notes 7 and 8) are representative of their carrying values based upon (i) variable rate terms or (ii) management's opinion that the existing rates are equivalent to the current rates offered to the Company for fixed-rate long-term debt with the same maturities and security structure. The fair value of notes receivable is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method ("FIFO") was used to determine the cost of substantially all of the inventories.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 to 15 years for automobiles, furniture and equipment and 31 years for buildings). Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair market value of net tangible assets acquired. Goodwill is amortized over 20 years. At December 31, 1997, goodwill was $11,787,380, net of accumulated amortization of $1,130,506. Other intangible assets consist primarily of loan origination fees and are amortized over the life of the related loans.

STOCK-BASED COMPENSATION.

The Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense. SEE Note 11.

INCOME TAXES

The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated, with 1996 and 1995 being restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, described below:

                                                                YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1997         1996        1995
                                                        ----------   ----------   ----------
EARNINGS FOR BASIC AND DILUTED COMPUTATION
     Net income .....................................   $2,709,465   $1,126,712   $  545,147
                                                        ==========   ==========   ==========
BASIC EARNINGS PER SHARE
    Weighted average common shares outstanding ......    6,113,190    3,687,523    3,037,060
                                                        ==========   ==========   ==========
    Basic earnings per share ........................   $      .44   $      .31   $      .18
                                                        ==========   ==========   ==========
DILUTED EARNINGS PER SHARE
    Weighted average common shares outstanding ......    6,113,190    3,687,523    3,037,060
    Shares issuable from assumed conversion of common
        share options and warrants granted ..........      913,677      650,488       97,142
                                                        ----------   ----------   ----------
    Weighted average common shares outstanding,
        as adjusted .................................    7,026,867    4,338,011    3,134,202
                                                        ==========   ==========   ==========
    Diluted earnings per share ......................   $      .39   $      .26   $      .17
                                                        ==========   ==========   ==========

STATEMENT OF CASH FLOWS

For purposes of the consolidated statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. Changes in assets and liabilities are presented net of the effect of the purchase of businesses.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which was effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings per share.

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Company's capital structure disclosures.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130 and 131.

3.    BUSINESS ACQUISITIONS:

In February 1997, the Company acquired Lone Star, in March 1997, the Company acquired MVS, in August 1997, the Company acquired the assets and assumed certain liabilities of Rogers and in November 1997, the Company acquired WALKER. The aggregate purchase price of the acquisitions was $17.4 million cash and assumed liabilities plus 728,461 shares of common stock valued at $5,680,000. The aggregate excess of cost over the fair value of net assets acquired was $7.0 million. In November 1996, the Company acquired American for $11.4 cash and assumed liabilities. The aggregate excess of cost over the fair value of net assets acquired in connection with the American acquisition was $3.7 million. In December 1995, the Company acquired the assets and assumed certain liabilities of CRivet for $5.7 million cash and assumed liabilities. These acquisitions have been accounted for by the purchase method of accounting and, accordingly assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The final purchase price allocation of WALKER is subject to certain adjustments relating to the appraised value of assets and to certain other accruals. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates.

On a pro forma unaudited basis, as if the 1997 and 1996 acquisitions had occurred as of January 1, 1996, sales, net income and basic and diluted earnings per share would have been $91,370,000, $3,177,000, $.52 and $.44 for 1997 and $86,233,000, $2,010,000, $.46 and $.39 for 1996. On a pro
forma unaudited basis, as if the 1996 and 1995 acquisitions had occurred as of January 1, 1995, sales, net income and basic and diluted earnings per share would have been $59,122,000, $1,396,000, $.38 and $.28 for 1996 and $56,565,000,
$1,312,000, $.43 and $.34 for 1995. The pro forma financial information does not purport to be indicative either of results of operations that would have occurred had the purchases been made at January 1, 1996 or future results of operations of the combined companies.

4. INVENTORIES:

Inventories at December 31 consist of:

                                                    1997                 1996
                                                -----------           ----------
                                                $ 1,900,320           $1,477,051
Raw materials .......................             7,728,897            7,130,702
Finished goods ......................             3,716,993            1,362,584
                                                -----------           ----------
Other ...............................           $13,346,210           $9,970,337
                                                ===========           ==========

5. NOTES RECEIVABLE:

Notes receivable at December 31 consist of the following:

                                                          1997           1996
                                                       ----------     ----------
Note receivable from former shareholder
   of MVS due March 1998 .........................     $1,108,632           --

Mortgage note receivable with interest at
   9.53% due in monthly installments of
   $15,166 through February 2007 secured
   by land and building ..........................      1,109,838     $1,182,244

Notes receivable from officers
    due June 1999, unsecured .....................        329,983           --

Note receivable from asset sale due in
   monthly installments of $3,790
   through July 1999, unsecured ..................         74,673        105,786

Various installment notes receivable from
   equipment inventory sales due through
   2000, secured by equipment ....................        308,608        334,624

Other notes receivable ...........................          6,139         49,288
                                                       ----------     ----------
                                                        2,937,873      1,671,942
Less current portion .............................      1,303,859        207,549
                                                       ----------     ----------
                                                       $1,634,014     $1,464,393
                                                       ==========     ==========

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at December 31 consist of:

                                                    1997               1996
                                                ------------       ------------
Land .....................................      $  1,486,892       $  1,193,892
Buildings and improvements ...............         4,711,140          3,005,180
Machinery and equipment ..................        20,612,730         12,803,338
Furniture and fixtures ...................         1,571,924          1,133,483
Construction in progress .................              --              592,622
                                                ------------       ------------
                                                  28,382,686         18,728,515
Less - accumulated depreciation
   and amortization ......................        (4,743,437)        (3,149,105)
                                                ------------       ------------
                                                $ 23,639,249       $ 15,579,410
                                                ============       ============

7. NOTES PAYABLE:

Notes payable at December 31 consists of the following:

                                                                                                           1997              1996
                                                                                                       -----------        ----------
Revolving line of credit with a bank which provides for borrowings up to the lesser of a defined borrowing base or $14,000,000, $2,753,964 available at
December 31, 1997, principal due on demand, interest payable monthly at prime
(8.5% at December 31, 1997), secured by substantially all assets of the Companies .............        $10,496,037        $7,665,917

12% notes payable to individuals, principal due on demand, interest
payable monthly and secured by certain notes receivable .......................................               --              50,000

12% promissory note with principal and interest due October 31, 1997, secured by substantially all the assets of the Companies, exchanged for 190,000 shares of
common stock in 1997 ..........................................................................               --           1,900,000
                                                                                                       -----------        ----------
                                                                                                       $10,496,037        $9,615,917
                                                                                                       ===========        ==========

8. LONG-TERM DEBT:

Long-term debt at December 31, consists of the following:

                                                                                                          1997               1996
                                                                                                       ----------         ----------
Note payable to a financial institution with monthly principal payments of
$111,111 plus interest at libor + 2.5% (8.22% at December 31, 1997), maturing
December 2003 and secured by certain equipment ...............................................         $7,888,889               --

9.85% term loan payable in monthly installments of $53,620 including interest,
maturing December 1, 2001 and secured by machinery and equipment .............................          2,069,470         $2,523,218

12% convertible debentures due October 1, 1999, with principal of
$25,000 and interest payable monthly.  Principal was converted into
325,154 shares of common stock in 1997 .......................................................               --            1,060,000

Revolving line of credit with a bank expected to be refinanced with 180 monthly principal payments of $9,333 plus interest at prime, secured by the real estate
of American ...................................................................................               --           1,680,000

Note payable to bank with monthly principal payments of $6,240 plus interest at prime, maturing on December 1, 2004, secured by real
estate property ...............................................................................            711,446           814,306

8% note payable to former shareholder of Lone Star with quarterly
principal and interest payments of $30,575, maturing in Januuary 2002  ........................            437,033              --

Notes payable to a bank with monthly principal payments of $26,126 plus interest at prime, maturing on November 1, 1997 through 2002, secured by certain assets
of the Companies ..............................................................................          1,263,804         2,538,799

Non-interest bearing notes payable to certain former vendors of
MRMC, Inc., principal due in monthly installments of $5,475 through
March 1998 ....................................................................................             16,001            76,230

Various installment notes, payable in monthly installments through
2000, including interest ranging from 8% to 12%, secured primarily
by equipment ..................................................................................            621,607            27,603
                                                                                                       -----------        ----------
                                                                                                        13,008,250         8,720,156
                                                                                                         2,455,658         1,393,712
                                                                                                       -----------        ----------
Less - current portion ........................................................................        $10,552,592        $7,326,444
                                                                                                       ===========        ==========

The aggregate maturities of long-term debt at December 31, 1997 are as follows:

                  Year ended December 31:
                  -----------------------
                    1998                         $ 2,455,658
                    1999                           2,400,320
                    2000                           2,395,450
                    2001                           2,195,490
                    2002                           1,066,214
                  Thereafter                       2,495,118
                                                  ----------
                                                 $13,008,250
                                                  ----------

The note payable to a financial institution contains restrictive covenants which require the Company to maintain a minimum leverage ratio and fixed charge coverage ratio. At December 31, 1997, the Company was in compliance with these restrictive covenants.

9. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

The Companies have entered into noncancellable operating leases with related parties (former shareholders of Landreth and MVS) and other third parties expiring in various years through 2002. Rent payments to the former shareholders of Landreth and MVS were $156,800 for 1997 and $106,800 annually for 1996 and 1995. Operating leases relate to offices, buildings and certain equipment. Aggregate rent expense on such leases amounted to $1,087,380, $935,845 and $657,328 for the years 1997, 1996 and 1995. Future minimum lease payments are as follows:

                  Year ended December 31:
                  -----------------------
                    1998                         $ 1,191,279
                    1999                           1,074,153
                    2000                             589,040
                    2001                             281,219
                    2002                             115,697
                                                  ----------
                                                  $3,251,388
                                                  ==========

The lease with the former shareholders of Landreth is $106,800 annually through 2002 with an option to renew for an additional five years. The Company has an option to purchase the leased premises at a price equal to the outstanding indebtedness at the time the option is exercised. The lease with the former shareholder of MVS is for $60,000 annually through 1999.

In connection with the 1997 purchase of Lone Star, the Company issued a note payable to the former shareholder of Lone Star with quarterly principal and interest payments of $30,575, maturing in January 2002 (see Note 8).

During 1996, the Company and a partnership providing a portion of the financing for the American acquisition, entered into a consulting agreement whereby the Company provided consulting services to the partnership relating to the acquisition and operation of one of the partnership's investee companies. Fees for these consulting services were $100,000 and are included in other income in 1996.

In connection with the purchase of Landreth, the former Landreth shareholders were entitled to additional consideration based upon the level of Landreth's pretax profits through 1997, not to exceed $500,000 in the aggregate. For 1996 and 1995, the Company paid these shareholders $29,491 and $207,863 as additional consideration. No amounts were payable under this agreement for 1997 and no further obligation exists.

In connection with the purchase of PVS, the former PVS shareholders agreed not to sell their shares except in accordance with an agreement with the Company. The Company was obligated to pay two of the former PVS shareholders the difference between $5 and the proceeds they received upon sale of their common stock. These obligations were satisfied in 1996.

The Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liability, if any, as a result of these matters will not have a material adverse effect on the Companies' consolidated financial position or results of operations.

10. INCOME TAXES:

The provision for income taxes for the years ended December 31 is as follows:

                                           1997          1996           1995
                                        ----------     ---------      ---------
Current:
    Federal .......................     $1,484,936     $ (31,635)     $ 142,886
    State .........................        138,165        76,800         26,000
                                        ----------     ---------      ---------
                                         1,623,101        45,165        168,886
Deferred , primarily federal ......        244,583       363,397        (67,422)
                                        ----------     ---------      ---------
Income tax expense ................     $1,867,684     $ 408,562      $ 101,464
                                        ==========     =========      =========

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1997, the Company has net operating loss (NOL) carryforwards of approximately $826,000 for income tax purposes which expire in 2007. These losses may presently be offset against the future income of the applicable subsidiary only. Of the carryforward amount, $123,300 may be used at any time prior to its expiration. The remaining net operating loss carryforwards are subject to annual limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes, primarily resulting from the acquisitions of the Company's subsidiaries. During 1996 and 1995, the Company reduced the deferred tax asset valuation allowance by $238,873 and $223,110, respectively, to reflect $101,000 and $26,000, respectively in deferred tax assets used and to recognize deferred tax assets of $138,873 in 1996 and $197,110 in 1995. The recognized deferred tax assets are based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The Company has assessed its past earnings history and trends and that of its subsidiary, REX, as well as expected revenues, cost reductions and expiration dates of carryforwards and has determined that it is more likely than not these deferred tax assets will be realized.

The major components of deferred income tax assets and liabilities at December 31 are as follows:

                                                         1997           1996
                                                     -----------    -----------
Deferred income tax liabilities:
  Depreciation ...................................   $(3,410,901)   $(2,747,473)
  Other ..........................................    (1,035,632)      (443,590)
                                                     -----------    -----------
          Total deferred income tax liabilities ..    (4,446,533)    (3,191,063)
Deferred income tax assets:
  Net operating loss carryforwards ...............       280,820        318,216
  Inventory ......................................       345,093        356,258
  Other ..........................................       537,269        325,687
                                                     -----------    -----------
          Total deferred income tax assets .......     1,163,182      1,000,161
                                                     -----------    -----------

Deferred income taxes ............................   $(3,283,351)   $(2,190,902)
                                                     ===========    ===========

A reconciliation of income tax expense computed at statutory rates to income tax expense for the years ended December 31 is as follows:

                                              1997        1996         1995
                                           ----------   ---------    ---------

Tax at statutory rate ..................   $1,556,231   $ 521,993    $ 219,848
Effect of permanent difference .........      200,737      68,897       58,249
Reduction in deferred tax asset
   valuation allowance .................         --      (238,873)    (223,110)
Other ..................................       19,528       5,857       29,317
State income taxes, net of
   federal benefit .....................       91,188      50,688       17,160
                                           ----------   ---------    ---------
                                           $1,867,684   $ 408,562    $ 101,464
                                           ==========   =========    =========

11. SHAREHOLDERS' EQUITY:

WARRANTS TO ACQUIRE COMMON STOCK

The following table sets forth the outstanding warrants to acquire 2,598,810 shares of common stock as of December 31, 1997:

                                                                                                                    NUMBER OF
                        SECURITY                                                                                  COMMON SHARES
                        --------                                                                                  -------------
Class B redeemable warrants to acquire common stock at $10.00 per share issued in connection with initial public offering and with tender offer to Class B warrantholders, currently exercisable, expiring on January 14, 1999, redeemable upon
30 days notice  ...............................................................................................     1,254,414

Class C redeemable warrants to acquire common stock at $15.00 per share issued in connection with tender offer to Class B warrantholders, currently exercisable, expiring on January 14, 1999, redeemable if closing bid price of
common stock equals or exceeds $20.00 for 20 consecutive days .................................................       621,914

Warrant to acquire common stock at $10.00 per share, currently exercisable, expiring
on June 18, 2007 ..............................................................................................        50,000

Warrant to acquire common stock at $3.27 per share issued in connection with private
financing, currently exercisable, expiring on December 8, 2000 ................................................       136,514

Warrant to acquire common stock at $5.00 per share, currently exercisable, expiring
on January 10, 1999 ...........................................................................................        15,000


Warrant to acquire common stock at $7.00 per share issued in connection with
acquisition financing, currently exercisable, expiring on November 18, 2001 ...................................       520,968

EMPLOYEE STOCK OPTION PLAN

At December 31, 1997, the Company has a stock-based compensation plan under which shares or options can be granted to employees. The Company measures compensation cost for this plan using the intrinsic value method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Given the terms of the plan, no compensation cost has been recognized for stock options granted under the plan.

Under the 1994 Amended and Restated Incentive Stock Plan (the "Employee Plan"), the Company may grant incentive or nonqualified options to key employees. As of December 31, 1997, there were no shares of common stock reserved for issuance under the Employee Plan. The option price per share is generally the fair market value on the date the option is granted and each option is exercisable into one share of common stock. The options under the Employee Plan are exercisable immediately to seven years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire ten years from the date of the grant.

The following table summarizes information about employee stock options outstanding at December 31:

                                                     1997                        1996                       1995
                                           -------------------------   ------------------------   ------------------------
                                                          WEIGHTED                    WEIGHTED                   WEIGHTED
                                                           AVERAGE                    AVERAGE                    AVERAGE
                                                          EXERCISE                    EXERCISE                   EXERCISE
FIXED OPTIONS                                SHARES         PRICE         SHARES       PRICE        SHARES        PRICE
----------------------------------------   -----------   -----------     ---------   ----------   -----------   ----------
Outstanding at beginning of the year....       438,000      $4.09          253,000     $2.97          238,000     $2.93
Granted.................................       208,750      $9.87          233,000     $5.09           25,000     $3.31
Exercised...............................     (124,000)      $2.90         (45,000)     $3.00         (10,000)     $3.13
Forfeited...............................          --         --            (3,000)     $3.13           --          --
                                           -----------   -----------     ---------   ----------   -----------   ----------
Outstanding at end of year..............       522,750      $6.68         438,000      $4.09          253,000     $2.97
                                           -----------   -----------     ---------   ----------   -----------   ----------
Options exercisable at end of year .....       293,250      $5.34          296,000     $3.33          253,000     $2.97
Weighted-average fair value of options
  granted during the year at market
  price.................................       208,750      $2.92           83,000     $1.64           25,000     $1.21
Weighted-average fair value of
  options granted during the year where
  exercise price is greater than market
  price at grant date...................            --       --            150,000     $2.22               --      --

DIRECTORS' STOCK OPTION PLAN

The Company has a stock option plan for Non-Employee Directors (the "Director Plan"). At December 31, 1997, there were 100,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and annually thereafter. Grants vest over nine months and are exercisable until the tenth anniversary of the date of grant. Grants have an exercise price equal to the fair market value of the Company's stock on the date of grant.

The following table summarizes information about directors stock options outstanding at December 31:

                                                     1997                       1996                       1995
                                           ------------------------   ------------------------   ------------------------
                                                         WEIGHTED                    WEIGHTED                  WEIGHTED
                                                          AVERAGE                    AVERAGE                    AVERAGE
                                                         EXERCISE                    EXERCISE                  EXERCISE
FIXED OPTIONS                                SHARES        PRICE          SHARES      PRICE        SHARES        PRICE
----------------------------------------   ----------   -----------       ------    ----------   ----------   -----------
Outstanding at beginning of the year....       80,000     $ 2.90           60,000     $2.38          60,000      $2.38
Granted.................................       25,000     $11.60           25,000     $4.06              --       --
Exercised...............................     (45,000)     $ 2.56          (5,000)     $2.38           --          --
                                           ----------   -----------       ------    ----------   ----------   -----------
Outstanding at end of year..............      60,000      $ 6.78          80,000      $2.90         60,000       $2.38
                                           ----------   -----------       ------    ----------   ----------   -----------
Options exercisable at end of year .....       60,000     $ 6.78           80,000     $2.90          60,000      $2.38
Weighted-average fair value of
  options granted during the year.......       25,000     $ 3.25           25,000     $1.19              --       --

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997.

                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                              -----------------------------------------------------  ----------------------------------
                                                      WEIGHTED
                                                       AVERAGE          WEIGHTED                            WEIGHTED
                                    NUMBER            REMAINING          AVERAGE          NUMBER            AVERAGE
         RANGE OF               OUTSTANDING AT       CONTRACTUAL       EXERCISABLE     EXERCISABLE AT     EXERCISABLE
    EXERCISABLE PRICES        DECEMBER 31, 1997         LIFE              PRICE      DECEMBER 31, 1997       PRICE
---------------------------   ------------------   ---------------    -------------  ------------------   -------------
           $2.38                    15,000               6.8              $2.38             15,000            $2.38
        $3.13-$3.31                 91,000               6.1              $3.18             91,000            $3.18
        $4.00-$4.25                121,000               7.8              $4.13            101,000            $4.15
        $5.00-$5.50                100,000               8.1              $5.25             50,000            $5.00
       $8.13-$12.50                255,750               9.3              $9.97             96,250           $10.17

The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123 "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected volatility of .451%; risk-free interest rate of 5.7%; and expected lives of 3 to 7 years for stock options granted. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:

                                                                        1997             1996            1995
                                                                        ----             ----            ----
Net income                  As reported........................       $2,709,465      $1,126,712       $545,147
                            Pro forma..........................       $2,291,550      $   900,160      $496,637
Earnings per share:
   Basic                    As reported........................       $      .44      $       .31      $    .18
                            Pro forma..........................       $      .37      $       .24      $    .16
   Diluted                  As reported........................       $      .39      $       .26      $    .17
                            Pro forma..........................       $      .33      $       .21      $    .16

12. SAVINGS PLAN:

The Company has a 401(k) savings plan which permits participants to contribute up to 18 percent of their compensation each year. The Company will match at least 50 percent of a participant's contributions, up to a maximum of 3 percent of gross pay. The Company's results of operations reflect expenses associated with the plan of approximately $145,096, $70,300 and $31,500 for 1997, 1996 and 1995.

13. SEGMENT INFORMATION:

The Company operates three segments: fastener manufacturing and sales; valve and supplies sales; and machine sales and services. Summarized financial information by business segment for 1997, 1996 and 1995 is presented below.

                                           ENERGY PRODUCTS AND SERVICES DIVISION
                                           -------------------------------------
                                                   VALVE AND       MACHINE SALES
                                FASTENERS           SUPPLIES        AND SERVICES
                                ---------           --------        ------------
1997
----
Operating revenues             $48,840,795        $19,098,713      $15,624,347
Operating profit (loss)          4,306,389          2,628,968        (257,326)
Identifiable assets             46,601,482         14,713,948        4,872,691
Depreciation and amortization    1,755,905            420,786          238,085
Capital expenditures             1,456,699            911,684          162,363

1996
----
Operating revenues             $22,523,401        $12,472,456      $16,427,090
Operating profit                 2,064,995            773,203          532,637
Identifiable assets             29,424,959          6,071,785        5,870,376
Depreciation and amortization      829,408            227,996          195,329
Capital expenditures             2,147,064             24,143          227,576

1995
----
Operating revenues             $13,204,532        $13,449,344      $12,329,194
Operating profit                 1,261,267            687,475          159,849
Identifiable assets             14,700,531          6,856,931        5,452,240
Depreciation and amortization      330,462            189,462          172,386
Capital expenditures               478,908             35,891           79,119

Operating profit is operating revenues less cost of sales and operating expenses. Corporate expenses and income taxes have not been included in the computation of operating profit of individual segments.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1997, 1996 and 1995 are as follows (in thousands, except per share data):

                                                             MARCH 31              JUNE 30            SEPTEMBER 30      DECEMBER 31
                                                             --------              -------            ------------      -----------
1997
----
Sales ..........................................              $17,304              $21,283              $21,054            $23,922
Gross profit ...................................                4,550                5,253                4,885              5,598
Net income .....................................                  518                  826                  666                699
Earnings per share:
   Basic .......................................                  .10                  .14                  .10                .10
   Diluted .....................................                  .09                  .12                  .09                .09

1996
----
Sales ..........................................              $12,015              $13,612              $12,870            $12,925
Gross profit ...................................                2,512                2,762                2,641              2,463
Net income .....................................                  237                  319                  206                365
Earnings per share:
   Basic .......................................                  .08                  .09                  .05                .09
   Diluted .....................................                  .07                  .07                  .05                .07

1995
----
Sales ..........................................              $10,406              $ 9,317              $ 9,072            $10,188
Gross profit ...................................                1,919                2,014                1,978              1,960
Net income .....................................                  202                  152                  130                 61
Earnings per share:
   Basic .......................................                  .07                  .05                  .04                .02
   Diluted .....................................                  .07                  .05                  .04                .01

15. SUBSEQUENT EVENTS:

In January 1998, the Company completed an offer (the "Offer") to the holders of its issued and outstanding Class B Warrants to exchange each Class B Warrant and $10.00 cash for one share of the Company's Common Stock, one Class C Warrant and one Class D Warrant. The holders of 1,101,689 Class B Warrants tendered their Class B Warrants and purchased 1,101,689 shares of Common Stock and were issued 1,101,689 Class C Warrants and 1,101,689 Class D Warrants. The Company received net proceeds of $10,910,000 after deducting approximately $100,000 of expenses incurred in connection with the Offer. After the completion of the Offer, there are 152,725 Class B Warrants, 1,723,603 Class C Warrants and 1,101,689 Class D Warrants outstanding.

In February 1998, the Company acquired all the capital stock of Philform, Inc. ("Philform") and certain leased operating assets for 419,773 shares of the Company's common stock valued at $4,520,000. Simultaneously, Philform contributed the Equipment and its activities to OF Acquisition L.P., a limited partnership (the "Partnership"), in exchange for a 49% limited partnership interest. Philform manufactures and sells forming and fastening systems primarily to the automotive industry. Its 1997 revenues were $13.4 million. After the acquisition, the business and operations previously conducted by Philform will be conducted by the Partnership.