Form 10-Q
period 1998-03-31
INDUSTRIAL HOLDINGS INC
filed 1998-05-14
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998

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

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    At May 11, 1998, there were 9,325,276 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.

                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART  I       FINANCIAL INFORMATION

              Item 1      Financial Statements

                          Consolidated Balance Sheets at March 31, 1998 and
                          December 31, 1997                                                1

                          Consolidated Statement of Income for the Three Months
                          ended March 31, 1998 and 1997                                    2

                          Consolidated Statement of Cash Flows for the Three
                          Months ended March 31, 1998 and 1997                             3

                          Notes to Consolidated Financial Statements                       4

              Item 2      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                              8

PART  II      OTHER INFORMATION

              Item 1.     Legal Proceedings                                                11

              Item 2.     Changes in Securities (no response required)

              Item 3.     Defaults upon Senior Securities
                          (no response required)

              Item 4.     Submission of Matters to a Vote of
                          Security Holders (no response required)

              Item 5.     Other Information (no response required)

              Item 6.     Exhibits and reports on Form 8-K                                 11

              Item 15.    Recent Sales of Unregistered Securities                          11

                                   INDUSTRIAL HOLDINGS, INC.

                            CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         MARCH 31,  DECEMBER 31,
                                                        ----------  ------------
                                                           1998        1997
                                                           ----        ----
                         ASSETS

Current assets:

        Cash and equivalents .........................  $ 6,834,789  $   682,522
        Accounts receivable - trade, net .............   19,369,189   15,518,882
        Inventories ..................................   19,536,193   18,231,298
        Employee advances ............................       58,823       58,823
        Notes receivable, current portion ............    4,473,081    1,303,859
        Other current assets .........................      950,586      928,156
                                                        -----------  -----------
            Total current assets .....................   51,222,661   36,723,540
Property and equipment, net ..........................   27,348,577   24,838,205
Notes receivable, less current portion ...............    2,505,720    1,634,014
Other assets .........................................    2,264,328    1,398,382
Goodwill and other, net ..............................   16,059,816   12,285,252
                                                        -----------  -----------
          Total assets ...............................  $99,401,102  $76,879,393
                                                        ===========  ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

        Notes payable ................................  $17,457,742  $14,493,459
        Accounts payable - trade .....................    8,779,295    8,361,443
        Accrued expenses and other ...................    5,283,268    3,806,621
        Current portion of long-term debt ............    3,046,395    2,929,867
                                                        -----------  -----------
             Total current liabilities ...............   34,566,700   29,591,390
Long-term debt, less current portion .................   11,803,404   11,655,769
Deferred compensation payable, less current portion ..      235,551      241,778
Deferred income taxes payable ........................    3,025,981    3,024,413
                                                        -----------  -----------
              Total liabilities ......................   49,631,636   44,513,350
                                                        -----------  -----------
Commitments and contingencies Shareholders' equity:


    Preferred stock $.01 par value, 7,500,000 shares authorized, no shares issued or outstanding

    Common stock $.01 par value, 50,000,000
      shares authorized, 9,159,258 and 7,460,496
      shares issued and outstanding, respectively ....       91,593       74,605
   Additional paid-in capital ........................   43,036,015   26,923,298
   Retained earnings .................................    6,641,858    5,368,140
                                                        -----------  -----------
                Total shareholders' equity ...........   49,769,466   32,366,043
                                                        ===========  ===========
                Total liabilities and shareholders'
                    equity............................  $99,401,102  $76,879,393
                                                        ===========  ===========

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1998           1997
                                                         ----           ----

Sales ............................................  $ 32,317,348   $ 23,201,154
Cost of sales ....................................    24,060,378     17,186,000
                                                    ------------   ------------
Gross profit .....................................     8,256,970      6,015,154
Selling, general and administrative expenses .....     5,872,734      4,393,807
                                                    ------------   ------------
Income from operations ...........................     2,384,236      1,621,347
                                                    ------------   ------------
Other income (expense):

     Interest expense ............................      (580,164)      (545,047)
     Interest income .............................       153,496         53,488
     Other income,  net ..........................       171,565          9,135
                                                    ------------   ------------
            Total other income (expense) .........      (255,103)      (482,424)
                                                    ------------   ------------
Income before income taxes .......................     2,129,133      1,138,923

Provision for income taxes .......................       855,415        420,506
                                                    ------------   ------------

Net income .......................................  $  1,273,718   $    718,417
                                                    ============   ============

Basic earnings per share .........................  $        .15   $        .12

Diluted earnings per share .......................  $        .14   $        .10

Weighted average number of common shares
   outstanding ...................................     8,696,767      6,159,186
Weighted average number of common shares
   outstanding plus potential dilutive common
   shares ........................................     9,238,549      7,080,415



                        See notes to consolidated financial statements

                                   INDUSTRIAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31
                                                             1998           1997
                                                             ----           ----

Cash flows from operating activities:
     Net income ......................................  $  1,273,718   $   718,417
     Adjustments to reconcile net income to net
       cash provided by operating activities:

      Depreciation and amortization ..................       849,150       578,405
      Deferred income tax provision ..................         1,568        32,723
      Deferred compensation paid .....................        (6,227)      (25,802)
      Changes in assets and liabilities, net of
         acquisitions:

         Accounts receivable and employee advances ...    (2,587,452)     (798,968)
         Inventories .................................     1,741,981      (314,650)
         Notes receivable ............................    (3,935,229)       14,643
         Other assets ................................      (407,125)     (300,126)
         Accounts payable ............................      (569,106)      161,803
         Accrued expenses ............................     1,040,516       132,345
                                                        ------------   -----------
           Net cash provided (used)

                by operating activities ..............    (2,598,206)      198,790

Cash flows from investing activities:

  Purchase of property and equipment .................    (3,907,096)     (675,254)
  Purchase of subsidiaries, net of cash ..............    (1,292,661)   (1,734,841)
                                                        ------------   -----------
           Net cash used by investing activities .....    (5,199,757)   (2,410,095)
                                                        ------------   -----------

Cash flows from financing activities:

  Net borrowing under revolving line of credit .......     2,964,284       262,795
  Proceeds from long-term debt .......................     1,760,900       754,958
  Principal payments on notes payable,
      long-term debt and capital lease obligations ...    (2,384,659)   (1,477,896)
  Proceeds from issuance of common stock .............    11,609,705       709,071
  Repurchase of common stock by an acquired company ..          --        (358,389)
                                                        ------------   -----------
      Net cash provided (used) by financing activities    13,950,230      (109,461)
                                                        ------------   -----------
Net increase (decrease) in cash and equivalents ......     6,152,267    (2,320,766)
Cash and equivalents, beginning of period ............       682,522     3,171,889
                                                        ------------   -----------
Cash and equivalents, end of period ..................  $  6,834,789   $   851,123
                                                        ============   ===========
Non-cash financing activities:

         Debt converted to equity ....................  $       --         360,000
Cash paid for:
         Interest ....................................  $    600,808   $   460,887
         Income taxes ................................  $    545,000   $   165,000

                 See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

NOTE A      BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B      INVENTORY

            Inventory consists of the following:

                                               March 31            December 31
                                                 1998                  1997

            Raw materials                   $  3,823,360          $ 3,142,217
            Finished goods                    11,504,041           11,264,361
            Other                              4,208,792            3,824,720
                                            ------------         ------------
                                            $ 19,536,193          $18,231,298
                                            ============          ===========

NOTE C         INVESTMENT IN LIMITED PARTNERSHIP

               In connection with the acquisition of Philform, the Company contributed certain equipment as well as Philform's operating activities to a limited partnership in exchange for a 49% interest in that limited partnership. The Company's investment in the limited partnership of $723,295 is included in the balance sheet in other assets. The Company's equity in the earnings of the limited partnership was $273,295 for the three months ended March 31, 1998 and is included in other income.

NOTE D         RECLASSIFICATION

               Certain amounts have been reclassified from previous periods to conform to the current presentation.

NOTE E         ACCOUNTING FOR STOCK-BASED COMPENSATION

               Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting of Stock-based Compensation" ("SFAS No. 123"), and elected to continue to follow Accounting Principles Board Opinion No. 25 to measure employee stock compensation cost. Had compensation expense been determined using the fair value method of accounting as set forth in SFAS No. 123, net income and basic and diluted earnings per share would have been $1,164,754 and $.13 and $.13 and $657,056 and
               $.11 and $.09 for the three months ended March 31, 1998 and 1997, respectively.

NOTE F         NEW ACCOUNTING PRONOUNCEMENTS

               On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the three months ended March 31, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

               In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which revises certain disclosure requirements of the employer, and is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 132.

               In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") reached a consensus on Statement of Position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for the fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

               In April 1998, the AcSEC of the AICPA reached a consensus on SOP NO. 98-5, Reporting on the Costs of Start-Up Activities, which provides that the costs of such activities be expensed as incurred. SOP NO. 98-5 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

               In March 1998, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-11, Accounting for the Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred. Management is currently evaluating the impact this EITF, which was effective for transactions on or after March 20, 1998, will have on the Company.

NOTE G         ACQUISITIONS

               Effective February 1, 1998, the Company acquired Philform, Inc. ("Philform") along with certain leased operating assets (the "Equipment") for 419,773 shares of the Company's common stock valued at $4,520,000. Simultaneously, Philform contributed the Equipment and its activities to OF Acquisition L.P., a limited partnership (the "Partnership"), in exchange for a 49% limited partnership interest. Philform manufactures and sells forming and fastening systems primarily to the automotive industry. After the acquisition, the business and operations previously conducted by Philform are conducted by the Partnership. This acquisition has been accounted for by the purchase method of accounting and, accordingly, assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The final purchase price allocation of Philform is subject to certain adjustments relating to the appraised value of assets and certain other accruals. The results of operations of Philform have been included in the consolidated financial statements from the date of acquisition.

               In March 1998, the Company acquired all of the outstanding capital stock of WHIR Acquisition, Inc., doing business as Ameritech Fastener Manufacturing, Inc. ("Ameritech") for 124,000 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Ameritech, with Ameritech being the surviving corporation (the "Ameritech Merger"). As a result, Ameritech became a wholly owned subsidiary of the Company. Ameritech, located in Houston, Texas, manufactures fasteners for sale to the aerospace, automotive, petroleum and petrochemical industries.

               In March 1998, the Company acquired all of the outstanding common stock of GHX, Incorporated ("GHX") for 693,878 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into GHX, with GHX being the surviving corporation (the "GHX Merger"). As a result, GHX became a wholly owned subsidiary of the Company. GHX, located in Houston, Texas, fabricates and distributes industrial gaskets and molded rubber products and distributes industrial packing, hose, fittings and high temperature textiles to customers in the petrochemical industries.

               The mergers with Ameritech and GHX (together, the "Merger Companies") were accounted for as poolings-of-interests and accordingly, the consolidated financial statements for periods prior to the combination were restated to include the results of operations of the Merger Companies. Sales and net income for the three months ended March 31, 1997 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                         Industrial        Merger       Combined
                                       HOLDINGS, INC.    COMPANIES     COMPANIES
                                       --------------    ---------     ---------
                                                     (000's omitted)

                Sales                   $  17,304         $  5,897      $23,201
                                        =========         ========      =======
                Net income              $     518         $    200      $   718
                                        =========         ========      =======
                Earnings per share:

                        Basic           $     .10                       $   .12
                        Diluted         $     .09                       $   .10


NOTE H         SUBSEQUENT EVENT

               In April 1998, the Company acquired all of the outstanding capital stock of Moores Pump and Supply, Inc. ("Moores"), upon merger of a wholly owned subsidiary of the Company with and into Moores, with Moores being the surviving corporation (the "Moores Merger"). As a result, Moores became a wholly owned subsidiary of the Company. Moores, located in Lafayette, Louisiana, is a supplier and servicer of pumps and packers to the energy industry, as well as provides fabrication, repair and machine shop services to its customers. The merger with Moores was accounted for as a pooling of interests. On a pro forma basis sales, net income and earnings per share for the combined companies for the quarters ended March 31 would be as follows:

                                                      1998            1997
                                                      ----            ----
                Sales                                $37,707        $27,222
                                                     =======       ========
                Net income                           $ 1,224        $   861
                                                     =======       ========
                Earnings per share:

                        Basic                       $    .12       $    .11
                        Diluted                     $    .11       $    .10

                                     PART I
                              FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Industrial Holdings, Inc., operates three segments (i) the Fastener Manufacturing and Sales Segment comprised of Landreth Engineering Company ("Landreth"), American Rivet Company, Inc. ("American"), Connecticut Rivet ("CRivet"), Ameritech and Philform which manufacture industrial metal fasteners for sale primarily to manufacturers in the furniture, home appliance and automotive industries, LSS-Lone Star-Houston, Inc. ("Lone Star"), WALKER BOLT Manufacturing Co. ("WALKER") and GHX which manufacture industrial metal fasteners and fabricate and distribute gaskets, hose, fittings and other products primarily to the petrochemical and chemical refining and energy industries, and the Energy Products and Services Division comprised of; (ii) the Valve and Supplies Sales Segment which includes Pipeline Valve Specialty, Inc. ("PVS"), Manifold Valve Services, Inc. ("MVS"), Rogers Equipment ("Rogers") and Industrial Municipal Supply ("IMSCO") which remanufacture and sell pipeline valves, high pressure valves and industrial valves and distribute other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries; and (iii) the Machine Sales and Service Segment comprised of The Rex Group ("REX") which sells new and used machine tools, provides machine moving services and international export crating services.

               RESULTS OF OPERATIONS

               THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997.

               SALES. On a consolidated basis, sales increased $9,116,194 or 39% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

               Fastener Segment sales increased 33% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Of this increase, 60% was attributable to growth through the acquisitions of Lone Star in February 1997 and Walker in November 1997 and the inclusion of a full quarter of operating results of these acquisitions in the three months ended March 31, 1998. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

               Valve Segment sales increased 109% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Of this increase, 74% is attributable to growth through the acquisition of MVS in March 1997 and Rogers in August 1997 and the inclusion of a full quarter of operating results of these acquisitions in the three months ended March 31, 1998. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

               Machine Segment sales increased 18% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 as REX was able to secure inventory from its primary vendor for sale and delivery to its customers.

               COST OF SALES. Cost of sales increased $6,874,378 or 40% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

               Fastener Segment cost of sales increased 35% primarily as a result of the increase in sales described above.

               Valve Segment cost of sales increased 125% as a result of the increase in sales described above coupled with a reduction in high margin service revenues in the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

               Machine Segment cost of sales increased 13% as a result of the increase in sales described above. Gross margins improved as the sales increases covered more fixed costs.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,478,927 or 34% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

               Fastener Segment selling, general and administrative expense increased 31% primarily as a result of the increases in sales described above.

               Valve Segment selling, general and administrative expenses increased 74% primarily as a result of the increases in sales described above.

               Machine Segment selling, general and administrative expenses increased 17% primarily as a result of the increases in sales described above.

               INTEREST EXPENSE. Interest expense increased $35,117 or 6% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily as a result of a $3.2 million net increase in interest bearing debt. Debt was incurred to finance acquisitions but these increases in debt were offset by reductions in debt as $2.96 million of 12% notes were converted to equity in 1997.

               OTHER INCOME. Other income for the three months ended March 31, 1998, includes $273,295 of equity in income of the Partnership.

               INCOME TAXES. The Company's effective tax rate was 40% for the three months ended March 31, 1998 compared to 37% for the three months ended March 31, 1997. The higher effective tax rate is attributable to the inclusion of non-deductible amortization of goodwill as a result of acquisitions.

               LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1998, the Company had cash of $6,834,789 and additional borrowing capacity under its line of credit of $4,957,075. The Company's operations used cash of $2,598,206 during the three months ended March 31, 1998 compared to providing cash of $198,790 during the three months ended March 31, 1997. This change was primarily attributable to increases in accounts and notes receivable.

               Investing activities used cash of $5,199,757 for the three months ended March 31, 1998 compared to $2,410,095 for the three months ended March 31, 1997. This increased use of cash was primarily attributable to the acquisition of Philform and purchases of property and equipment.

               Financing activities provided cash of $13,950,230 for the three months ended March 31, 1998 compared to using cash of $109,461 for the three months ended March 31, 1997. This change is due to an increase in proceeds received from the issuance of common stock as well as increased borrowings under the line of credit. In January 1998, the Company completed an offer (the "Offer") to the holders of its Class B Warrants to exchange each Class B Warrant and $10 cash for one share of Common Stock, one Class W Warrant and one Class D Warrant. The holders of Class B Warrants tendered their warrants. The Company received net proceeds of $10,845,000 after deducting $190,000 of expenses incurred in connection with the Offer.

               At March 31, 1998, the Company had working capital of $16,655,961, long-term debt of $11,803,404 and shareholders' equity of $49,769,466. The Company anticipates that its operating cash needs for fiscal 1998 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas, and private placements of securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibit 11 - Earnings per Share
         (b)     Reports on Form 8-K

         On January 19, 1998, the Company filed a Report on Form 8-K announcing the completion on January 19, 1998 of its offer to the Class B Warrantholders. On February 11, 1998, the Company amended its Report on Form 8-K to report the extension of the expiration date on the Class C Warrants to January 14, 2000.

         On February 19, 1998, the Company filed a Report on Form 8-K announcing the acquisition of Philform, Inc. ("Philform") along with certain leased operating assets. On February 20, 1998, the Company amended its Report on Form 8-K extending the time required to file the financial statements and related required pro forma financial information for Philform. On March 31, 1998, the Company filed the required financial statements and pro forma financial information for Philform.

         On April 15, 1998, the Company filed a Report on Form 8-K announcing its merger with Ameritech Fastener Manufacturing, Inc.

         On April 15, 1998, the Company filed a Report on Form 8-K announcing its merger with GHX, Incorporated.

         On April 16, 1998, the Company filed a Report on Form 8-K announcing its merger with Moores Pump and Supply, Inc.

Item 15. Recent Sales of Unregistered Securities

         In February 1998, the Company issued 375,692 shares of Common Stock valued at $4,070,000 to the shareholders of Philform, Inc. ("Philform") in exchange for all the outstanding capital stock of Philform.

         In February 1998, the Company issued 44,081 shares of Common Stock valued at $450,000 to SMS Industries, Inc. in exchange for an interest in equipment.

         In March 1998, in connection with the merger of a wholly owned subsidiary of the Company with Ameritech Fastener Manufacturing, Inc. ("Ameritech"), the Company exchanged 124,000 shares of Common Stock for the outstanding common stock of Ameritech held by the shareholders of Ameritech.

         In March 1998, in connection with the merger of a wholly owned subsidiary of the Company with GHX, Incorporated ("GHX"), the Company exchanged 693,878 shares of Common Stock for the outstanding common stock of GHX held by the shareholders of GHX.

         In April 1998, in connection with the merger of a wholly owned subsidiary of the Company with Moores Pump and Supply, Inc. ("Moores"), the Company exchanged 1,600,000 shares of Common Stock for the outstanding common stock of Moores held by the shareholders of Moores.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INDUSTRIAL HOLDINGS, INC.

Date: May 14, 1998                          By:   /s/CHRISTINE A. SMITH
                                               ------------------------
                                                   Christine A. Smith,
                                                   Chief Financial Officer and
                                                   Vice President

                            INDUSTRIAL HOLDINGS, INC.
                               EARNINGS PER SHARE
                                 MARCH 31, 1998
                  (thousands of dollars, except per share data)

                                                     THREE MONTHS
                                                    ENDED MARCH 31

                                                     1998          1997
                                                     ----          ----
Net income                                         $ 1,274       $   718
                                                     =====         =====
Basic earnings per share
   Weighted average common shares
       outstanding                                   8,697         6,159
                                                    ======        ======
   Basic earnings per share                        $   .15       $   .12
                                                   =======       =======
Diluted earnings per share

   Weighted average common
      shares outstanding                             8,697         6,159
   Shares issuable from assumed
     conversion of common stock
     options and warrants granted                      542           921
                                                    ------        ------
Weighted average common shares
   outstanding, as adjusted                          9,239         7,080
                                                    ======        ======
Diluted earnings per share                         $   .14       $   .10
                                                   =======       =======