Form 10-Q
period 1998-06-30
INDUSTRIAL HOLDINGS INC
filed 1998-08-12
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 1998

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

                              -------------------

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      At August 12, 1998, there were 12,172,307 shares of Common Stock outstanding.

                          INDUSTRIAL HOLDINGS, INC.
                                    INDEX


                                                                        PAGE NO.
                                                                      ----------
PART  I     FINANCIAL INFORMATION
            Item 1    Financial Statements

                      Consolidated Balance Sheets at
                      June 30, 1998 and December
                      31, 1997 (unaudited)................................  1

                      Consolidated Statement of Income
                      for the Three Months ended
                      June 30, 1998 and 1997 (unaudited)..................  2

                      Consolidated Statement of
                      Income for the Six Months ended
                      June 30, 1998 and 1997 (unaudited)..................  3

                      Consolidated Statement of Cash
                      Flows for the Six Months
                      ended June 30, 1998 and 1997 (unaudited)............  4

                      Notes to Unaudited Consolidated
                      Financial Statements ...............................  5

            Item 2    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ................  9

PART  II    OTHER INFORMATION
            Item 1.   Legal Proceedings .................................. 14
            Item 2.   Changes in Securities (no response required)
            Item 3.   Defaults upon Senior Securities
                      (no response required)
            Item 4.   Submission of Matters to a Vote of
                      Security Holders ................................... 14
            Item 5.   Other Information (no response required)
            Item 6.   Exhibits and reports on Form 8-K ................... 14
            Item 15.  Recent Sales of Unregistered Securities ............ 14

                            INDUSTRIAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        JUNE 30,      DECEMBER 31,
                                                           1998            1997
                                                       ------------   -----------
                     ASSETS
Current assets:
      Cash and equivalents .........................   $  2,129,465   $   862,611
      Accounts receivable - trade, net .............     20,656,501    19,357,010
      Inventories ..................................     21,854,632    18,888,968
      Employee advances ............................         58,823        58,823
      Notes receivable, current portion ............      4,507,195     1,303,859
      Other current assets .........................      1,055,798     1,136,955
                                                       ------------   -----------
          Total current assets .....................     50,262,414    41,608,226
Property and equipment, net ........................     28,995,459    25,857,536
Notes receivable, less current portion .............      2,569,053     1,735,747
Other assets .......................................      4,669,669     1,548,217
Goodwill and other, net ............................     16,428,207    12,344,417
                                                       ------------   -----------
        Total assets ...............................   $102,924,802   $83,094,143
                                                       ============   ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable ................................   $ 15,200,827   $14,722,562
      Accounts payable - trade .....................     10,324,773    10,108,852
      Accrued expenses and other ...................      4,466,194     4,542,231
      Current portion of long-term debt ............      3,071,416     3,274,416
                                                       ------------   -----------
           Total current liabilities ...............     33,063,210    32,648,061
Long-term debt, less current portion ...............     11,321,897    12,012,236
Deferred compensation payable, less current portion         229,199       241,778
Deferred income taxes payable ......................      2,834,446     3,024,413
                                                       ------------   -----------
            Total liabilities ......................     47,448,752    47,926,488
                                                       ------------   -----------
Commitments and contingencies Shareholders' equity:

    Preferred stock $.01 par value, 7,500,000 shares
      authorized, no shares issued or outstanding
    Common stock $.01 par value, 50,000,000
      shares authorized, 10,922,239 and 9,060,496
      shares issued and outstanding, respectively ..        109,222        90,605
   Additional paid-in capital ......................     44,281,621    26,981,898
   Retained earnings ...............................     11,085,207     8,095,152
                                                       ------------   -----------
              Total shareholders' equity ...........     55,476,050    35,167,655
              Total liabilities and shareholders' ..   $102,924,802   $83,094,143


                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                  THREE MONTHS    ENDED JUNE 30,
                                                       1998             1997
                                                   ------------    ------------

Sales ..........................................   $ 38,156,144    $ 30,966,926
Cost of sales ..................................     28,513,663      22,905,855
                                                   ------------    ------------
Gross profit ...................................      9,642,481       8,061,071
Selling, general and administrative expenses ...      7,011,214       5,933,928
                                                   ------------    ------------
Income from operations .........................      2,631,267       2,127,143
                                                   ------------    ------------
Other income (expense):
    Interest expense ...........................       (674,100)       (607,389)
    Interest income ............................         51,723          50,491
    Other income,  net .........................        562,790          89,079
                                                   ------------    ------------
          Total other income (expense) .........        (59,587)       (467,819)
                                                   ------------    ------------
Income before income taxes .....................      2,571,680       1,659,324

Provision for income taxes .....................        889,682         652,891
                                                   ------------    ------------

Net income .....................................   $  1,681,998    $  1,006,433
                                                   ============    ============

Basic earnings per share .......................   $        .15    $        .12

Diluted earnings per share .....................   $        .15    $        .11

Weighted average number of common shares
   outstanding - basic .........................     10,861,624       8,514,920
Weighted average number of common shares
   outstanding - diluted .......................     11,507,714       9,177,674


                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                   SIX MONTHS     ENDED JUNE 30,
                                                       1998             1997
                                                   ------------    ------------

Sales ..........................................   $ 75,862,806    $ 58,188,856
Cost of sales ..................................     56,674,539      42,889,366
                                                   ------------    ------------
Gross profit ...................................     19,188,267      15,299,490
Selling, general and administrative expenses ...     14,094,907      11,317,179
                                                   ------------    ------------
Income from operations .........................      5,093,360       3,982,311
                                                   ------------    ------------
Other income (expense):
    Interest expense ...........................     (1,305,547)     (1,183,270)
    Interest income ............................        205,219         105,913
    Other income,  net .........................        742,120         112,550
                                                   ------------    ------------
          Total other income (expense) .........       (358,208)       (964,807)
                                                   ------------    ------------
Income before income taxes .....................      4,735,152       3,017,504
Provision for income taxes .....................      1,745,097       1,214,817
                                                   ------------    ------------

Net income .....................................   $  2,990,055    $  1,802,687
                                                   ============    ============

Basic earnings per share .......................   $        .28    $        .22

Diluted earnings per share .....................   $        .27    $        .20

Weighted average number of common shares
   outstanding - basic .........................     10,589,582       8,138,607
Weighted average number of common shares
   outstanding - diluted .......................     11,183,518       8,930,598

                See notes to consolidated financial statements

                           INDUSTRIAL HOLDINGS, INC.

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                      SIX MONTHS   ENDED JUNE 30
                                                          1998         1997
                                                    ------------    -----------
Cash flows from operating activities:
    Net income ..................................    $ 2,990,055  $   1,802,687
    Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization ..............      1,858,537      1,391,860
     Deferred income tax provision ..............       (189,967)       125,330
     Deferred compensation paid .................        (12,579)       (31,667)
     Changes in assets and liabilities,
      net of acquisitions:
       Accounts receivable and employee advances         (36,636)    (2,799,291)
       Inventories ..............................         81,212     (1,376,688)
       Notes receivable .........................     (3,930,943)        86,882
       Other assets .............................     (2,559,044)       697,347
       Accounts payable .........................       (771,037)      (113,360)
       Accrued expenses .........................     (1,012,168)       733,644
                                                    ------------    -----------
          Net cash provided (used)
               by operating activities ..........     (3,582,570)       516,744

Cash flows from investing activities:
  Purchase of property and equipment ............     (1,714,608)    (1,562,966)
  Purchase of subsidiaries, net of cash .........     (3,170,413)    (2,099,581)
                                                    ------------    -----------
          Net cash used by investing activities .     (4,885,021)    (3,662,547)
                                                    ------------    -----------

Cash flows from financing activities:
  Net borrowing under revolving line of credit ..        478,265       (195,032)
  Proceeds from long-term debt ..................        247,062      1,124,561
  Principal payments on notes payable,
     long-term debt and capital
     lease obligations ..........................     (3,789,222)      (796,568)
  Proceeds from issuance of common stock ........     12,798,340      1,529,136
  Repurchase of common stock by an
   acquired company .............................                      (358,389)
                                                    ------------    -----------
     Net cash provided by financing activities ..      9,734,445      1,303,708
                                                    ------------    -----------
Net increase (decrease) in cash and equivalents .      1,266,854     (1,842,095)
Cash and equivalents, beginning of period .......        862,611      3,420,653
                                                    ------------    -----------
Cash and equivalents, end of period .............   $  2,129,465    $ 1,578,558
                                                    ============    ===========
Non-cash financing activities:
       Debt converted to equity .................                   $ 2,760,000

Cash paid for:
       Interest .................................   $  1,336,350    $ 1,177,644
       Income taxes .............................   $  2,103,326    $   355,000


                See notes to consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998


NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B    INVENTORY

          Inventory consists of the following:

                                            June 30             December 31
                                              1998                  1997
                                          -----------           -----------
          Raw materials .............     $ 3,878,606           $ 3,142,217
          Finished goods ............      13,310,923            11,922,031
          Other .....................       4,665,103             3,824,720
                                          -----------           -----------
                                          $21,854,632           $18,888,968

NOTE C      INVESTMENT IN LIMITED PARTNERSHIP

            In connection with the acquisition of Philform, the Company contributed certain equipment as well as Philform's operating activities to a limited partnership in exchange for a 49% interest in that limited partnership. The Company's investment in the limited partnership of $1,098,294 is included in the balance sheet in other assets. The Company's equity in the earnings of the limited partnership was $598,294 for the six months ended June 30, 1998 and is included in other income.

NOTE D      RECLASSIFICATION

            Certain amounts have been reclassified from previous periods to conform to the current presentation.

NOTE E      NEW ACCOUNTING PRONOUNCEMENTS

            On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the six months ended June 30, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

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

            In March 1998, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-11, Accounting for the Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred. For the six months ended June 30, 1998 and 1997, all internal costs incurred in real estate property acquisitions were expensed.

NOTE F      ACQUISITIONS

            In February 1998, the Company acquired Philform, Inc. ("Philform") along with certain leased operating assets (the "Equipment") for 419,773 shares of the Company's common stock valued at $4,520,000. Simultaneously, Philform contributed the Equipment and its activities to OF Acquisition L.P., a limited partnership (the "Partnership"), in exchange for a 49% limited partnership interest. Prior to its acquisition by the Company, Philform manufactured and sold forming and fastening systems primarily to the automotive industry. After the acquisition, the business and operations previously conducted by Philform are conducted by the Partnership. This acquisition has been accounted for by the purchase method of accounting and, accordingly, assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The final purchase price allocation of Philform is subject to certain adjustments relating to the appraised value of assets and certain other accruals. The results of operations of Philform have been included in the consolidated financial statements from the date of acquisition.

            In March 1998, the Company acquired all of the outstanding capital stock of WHIR Acquisition, Inc., doing business as Ameritech Fastener Manufacturing, Inc. ("Ameritech") for 124,000 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Ameritech, with Ameritech being the surviving corporation. As a result, Ameritech became a wholly owned subsidiary of the Company. Ameritech, located in Houston, Texas, manufactures fasteners for sale to the aerospace, automotive, petroleum and petrochemical industries.

            In March 1998, the Company acquired all of the outstanding common stock of GHX, Incorporated ("GHX") for 693,878 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into GHX, with GHX being the surviving corporation. As a result, GHX became a wholly owned subsidiary of the Company. GHX, located in Houston, Texas, fabricates and distributes industrial gaskets and molded rubber products and distributes industrial packing, hose, fittings and high temperature textiles to customers in the petrochemical industries.

            In April 1998, the Company acquired all of the outstanding capital stock of Moores Pump and Supply, Inc. ("Moores") for 1,600,000 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Moores, with Moores being the surviving corporation. As a result, Moores became a wholly owned subsidiary of the Company. Moores, located in Lafayette, Louisiana, is a supplier and servicer of pumps and packers to the energy industry, as well as provides fabrication, repair and machine shop services to its customers.

            The mergers with Ameritech, GHX and Moores (together, the "Acquired Companies") were accounted for as poolings-of-interests and accordingly, the consolidated financial statements for periods prior to the combination were restated to include the results of operations of the Acquired Companies. Sales and net income for the three and six months ended June 30, 1997 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:


                    THREE MONTHS ENDED JUNE 30, 1997           SIX MONTHS ENDED JUNE 30, 1997
             --------------------------------------------   ----------------------------------------
                INDUSTRIAL      ACQUIRED      COMBINED       INDUSTRIAL      ACQUIRED     COMBINED
              HOLDINGS, INC.    COMPANIES     COMPANIES     HOLDINGS, INC    COMPANIES    COMPANIES
             ----------------  -----------    -----------   --------------   ---------    ----------
                         (000's omitted)                    (000's omitted)
Sales .......   $   21,284      $   9,683      $  30,967      $  38,588        $19,601      $58,189
                ==========      =========      =========      =========        =======      =======
Net income ..   $      826      $     180      $   1,006      $   1,344        $   459      $ 1,803
                ==========      =========      =========      =========        =======      =======
Earnings per
share:
      Basic .   $      .14                     $     .12      $    . 24                     $   .22
      Diluted   $      .12                     $     .11      $     .21                     $   .20

NOTE G      SUBSEQUENT EVENT

            Effective July 1, 1998, the Company acquired all the outstanding capital stock of Beaird from its sole shareholder, Trinity Industries, Inc. ("Trinity"). Beaird manufactures large and heavy pressure vessels and storage tanks for the hydrocarbon and petrochemical processing industry, digesters and associated vessels for the pulp and paper industry, as well as evaporators, heat recovery emission control products and a variety of silencers. Beaird's revenues for its March 31, 1998 fiscal year were approximately $59 million. The purchase price for Beaird was $28 million cash and a $5.3 million debenture convertible (the "Debenture") to Common Stock at $12.75 per share and payable to Trinity (the "Convertible Debenture").

            Effective July 1, 1998, the Company acquired all the outstanding capital stock of UWS for 1,247,158 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into UWS, with UWS being the surviving corporation. As a result, UWS became a wholly owned subsidiary of the Company. UWS, headquartered in Corpus Christi, Texas, manufactures, reconditions, distributes, installs, provides maintenance for, and sells oilfield equipment, valves, drilling spools and manifolds. UWS 1997 revenues were $11.2 million.

                                    PART I
                             FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Industrial Holdings, Inc., operates four segments (i) Fastener Manufacturing and Sales comprised of Landreth Engineering Company ("Landreth"), American Rivet Company, Inc. ("American"), Connecticut Rivet ("CRivet"), WHIR Acquisition, Inc. ("Ameritech") and Philform, Inc. ("Philform") which manufacture industrial metal fasteners for sale primarily to manufacturers in the furniture, home appliance and automotive industries, LSS-Lone Star-Houston, Inc. ("Lone Star"), WALKER BOLT Manufacturing Co. ("WALKER") and GHX, Incorporated ("GHX") which manufacture industrial metal fasteners and fabricate and distribute gaskets, hose, fittings and other products primarily to the petrochemical and chemical refining and energy industries;
            (ii) Valve and Supplies Sales which includes Pipeline Valve Specialty, Inc. ("PVS"), Manifold Valve Services, Inc. ("MVS"), Rogers Equipment ("Rogers"), Industrial Municipal Supply ("IMSCO"), Moores Pump and Supply ("Moores"), and United Wellhead Services, Inc. ("UWS") which remanufacture and sell pipeline valves, high pressure valves and industrial valves and distribute other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries; (iii)Vessel and Components Manufacturing and Sales comprised of Beaird Industries, Inc. ("Beaird") which manufactures large and heavy pressure vessels and storage tanks for the petrochemical refining industry and (iv)Machine Sales and Service comprised of The Rex Group ("REX") which sells new and used machine tools and provides and international export crating services.

            RESULTS OF OPERATIONS

            THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

            SALES. On a consolidated basis, sales increased $7,189,219 or 23% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

            Fastener Segment sales increased 20% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Of this increase, 57% was attributable to growth through the acquisition of Walker in November 1997. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

            Valve Segment sales increased 25% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Of this increase, 21% is attributable to growth through the acquisition of Rogers in August 1997. The remainder of the increase (or 79%) is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

            Machine Segment sales increased 36% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as REX was able to secure inventory from its primary vendor for sale and delivery to its customers.

            COST OF SALES. Cost of sales increased $5,607,808 or 25% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

            Fastener Segment cost of sales increased 16% primarily as a result of the increase in sales described above.

            Valve Segment cost of sales increased 37% as a result of the increase in sales described above coupled with a reduction in high margin service revenues in the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

            Machine Segment cost of sales increased 41% as a result of the increase in sales described above.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,077,286 or 18% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

            Fastener Segment selling, general and administrative expense increased 37% primarily as a result of the increases in sales described above.

            Valve Segment selling, general and administrative expenses decreased 11%. This decrease is primarily due to the elimination of certain executive compensation and other benefits in connection with the acquisition of Moores on April 2, 1998. Moores was accounted for as a pooling-of-interests and its results of operations are included in each of the periods presented.

            Machine Segment selling, general and administrative expenses increased 8% primarily as a result of the increases in sales described above.

            INTEREST EXPENSE. Interest expense increased $66,711 or 11% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, primarily as a result of a $4.5 million net increase in interest bearing debt incurred to finance acquisitions which was offset by reductions in debt as $2.76 million of 12% notes were converted to equity in 1997.

            OTHER INCOME. Other income for the three months ended June 30, 1998, includes $324,999 of equity in income of the Partnership.

            INCOME TAXES. The Company's effective tax rate was 35% for the three months ended June 30, 1998 compared to 39% for the three months ended June 30, 1997. The lower effective tax rate is attributable to the fact that the effect of non-deductible goodwill amortization is reduced as income levels increase.

            RESULTS OF OPERATIONS

            SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

            SALES. On a consolidated basis, sales increased $17,673,950 or 30% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

            Fastener Segment sales increased 26% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Of this increase, 45% was attributable to growth through the acquisition of Walker in November 1997. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

            Valve Segment sales increased 43% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Of this increase, 56% is attributable to growth through the acquisition of MVS in March 1997 and Rogers in August 1997 and the inclusion of a full six months of operating results of these acquisitions in the six months ended June 30, 1998. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

            Machine Segment sales increased 27% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 as REX was able to secure inventory from its primary vendor for sale and delivery to its customers.

            COST OF SALES. Cost of sales increased $13,785,173 or 32% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

            Fastener Segment cost of sales increased 26% primarily as a result of the increase in sales described above.

            Valve Segment cost of sales increased 52% as a result of the increase in sales described above coupled with a reduction in high margin service revenues in the six months ended June 30, 1998 compared to the Six months ended June 30, 1997.

            Machine Segment cost of sales increased 27% as a result of the increase in sales described above.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,777,728 or 25% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

            Fastener Segment selling, general and administrative expense increased 28% primarily as a result of the increases in sales described above.

            Valve Segment selling, general and administrative expenses increased 18% primarily as a result of the increases in sales described above.

            Machine Segment selling, general and administrative expenses increased 13% primarily as a result of the increases in sales described above.

            INTEREST EXPENSE. Interest expense increased $122,277 or 10% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, primarily as a result of a $4.5 million net increase in interest bearing debt incurred to finance acquisitions which was offset by reductions in debt as $2.76 million of 12% notes were converted to equity in 1997.

            OTHER INCOME. Other income for the six months ended June 30, 1998, includes $598,294 of equity in income of the Partnership.

            INCOME TAXES. The Company's effective tax rate was 37% for the six months ended June 30, 1998 compared to 40% for the six months ended June 30, 1997. The lower effective tax rate is attributable to the fact that the effect of non-deductible goodwill amortization decreases as income levels increase.

            LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1998, the Company had cash of $2,129,465 and additional borrowing capacity under its line of credit of $8,964,195. The Company's operations used cash of $3,582,570 during the six months ended June 30, 1998 compared to providing cash of $517,744 during the six months ended June 30, 1997. This change was primarily attributable to increases in notes receivable and other assets.

            Investing activities used cash of $4,885,021 for the six months ended June 30, 1998 compared to $3,662,547 for the six months ended June 30, 1997. This increased use of cash was primarily attributable to the acquisition of Philform and purchases of property and equipment.

            Financing activities provided cash of $9,734,445 for the six months ended June 30, 1998 compared to $1,303,708 for the six months ended June 30, 1997. This change is due to an increase in proceeds received from the issuance of common stock as well as increased borrowings under the line of credit. In January 1998, the Company completed an offer (the "Offer") to the holders of its Class B Warrants to exchange each Class B Warrant and $10 cash for one share of Common Stock, one Class W Warrant and one Class D Warrant. The holders of Class B Warrants tendered their warrants. The Company received net proceeds of $10,825,000 after deducting $210,000 of expenses incurred in connection with the Offer.

            At June 30, 1998, the Company had working capital of $17,199,204 long-term debt of $11,321,897 and shareholders' equity of $55,476,050. The Company anticipates that its operating cash needs for fiscal 1998 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas, and private placements of securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of the shareholders of the Company was held June 10, 1998.

        (b) The following persons were elected at that meeting as Class I Directors to serve until the third annual meeting of shareholders following their election:

                                                 NUMBER OF VOTES
              NAME OF NOMINEE                  FOR          WITHHELD
              ---------------                -------       ----------
              Charles J. Anderson            9,266,135       78,517
              James W. Kenney                9,303,692       40,960

        (c) The Company's 1998 Incentive Plan was approved.

                                   NUMBER OF VOTES
                                  -----------------
                     FOR                AGAINST          ABSTAIN
                   ------              ---------        ---------
                  6,231,148             270,090           70,446

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibit 11 - Earnings per Share
        (b)   Reports on Form 8-K

        On June 10, 1998, the Company amended its Report on Form 8-K announcing its merger with Moores Pump and Supply, Inc.

Item 15.Recent Sales of Unregistered Securities

        In July 1998, in connection with the merger of a wholly owned subsidiary of the Company with United Wellhead Services, Inc. ("UWS"), the Company exchanged 1,247,158 shares of Common Stock for the outstanding common stock of UWS held by the shareholders of UWS.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INDUSTRIAL HOLDINGS, INC.


Date: August 12, 1998               By: /s/ CHRISTINE A. SMITH
                                            Christine A. Smith,
                                            Chief Financial Officer and
                                             Vice President

                           INDUSTRIAL HOLDINGS, INC.
                              EARNINGS PER SHARE
                                 JUNE 30, 1998
                 (thousands of dollars, except per share data)



                                              THREE MONTHS          SIX MONTHS
                                              ENDED JUNE 30        ENDED JUNE 30
                                            -----------------   ----------------
                                               1998     1997      1998     1997
                                              ------   ------    ------   ------
Net income ...............................   $ 1,682   $1,006   $ 2,990   $1,803
                                             =======   ======   =======   ======
Basic earnings per share
   Weighted average common shares
       outstanding - basic ...............    10,862    8,515    10,590    8,139
                                             =======   ======   =======   ======
   Basic earnings per share ..............   $   .15   $  .12   $   .28   $  .22
                                             =======   ======   =======   ======
Diluted earnings per share
   Weighted average common
      shares outstanding .................    10,862    8,515    10,590    8,139
   Shares issuable from assumed
     conversion of common stock
     options and warrants granted ........       646      663       594      792
                                             -------   ------   -------   ------
Weighted average common shares
   outstanding - diluted .................    11,508    9,178    11,184    8,931
                                             =======   ======   =======   ======
Diluted earnings per share ...............   $   .15   $  .11   $   .27   $  .20
                                             =======   ======   =======   ======