Form 10-Q
period 1998-09-30
INDUSTRIAL HOLDINGS INC
filed 1998-11-16
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                               September 30, 1998

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        At November 12, 1998, there were 12,981,028 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                                                         PAGE NO.
PART  I          FINANCIAL INFORMATION
                 Item 1         Financial Statements
                                Consolidated Balance Sheets at September 30, 1998
                                (unaudited) and December 31, 1997                                              1

                                Consolidated Statement of Income for the Three Months
                                ended September 30, 1998 and 1997 (unaudited)                                  2

                                Consolidated Statement of Income for the Nine Months
                                ended September 30, 1998 and 1997 (unaudited)                                  3

                                Consolidated Statement of Cash Flows for the Nine
                                Months ended September 30, 1998 and 1997 (unaudited)                           4

                                Notes to Unaudited Consolidated Financial Statements                           5

                 Item 2         Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                            9

                 Item 3         Quantitative and Qualitative Disclosures about Market
                                Risk (no response required)

PART  II         OTHER INFORMATION

                 Item 1.        Legal Proceedings                                                              15

                 Item 2.        Changes in Securities (no response required)

                 Item 3.        Defaults upon Senior Securities
                                (no response required)

                 Item 4.        Submission of Matters to a Vote of
                                Security Holders (no response required)

                 Item 5.        Other Information (no response required)

                 Item 6.        Exhibits and Reports on Form 8-K                                               15

                 Item 15.       Recent Sales of Unregistered Securities                                        16

                            INDUSTRIAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 1998          1997
                                                              -----------   -----------
                              ASSETS                                       (As restated)
Current assets:
         Cash and equivalents .............................           -0-     1,677,400
         Accounts receivable - trade, net .................    41,295,970    21,392,147
         Inventories ......................................    45,294,913    20,020,386
         Employee advances ................................        58,823       113,681
         Notes receivable, current portion ................     3,609,641     1,362,095
         Other current assets .............................     5,119,345     1,096,698
                                                              -----------   -----------
             Total current assets .........................    95,378,692    45,662,407
Property and equipment, net ...............................    56,727,060    26,399,464
Notes receivable, less current portion ....................     2,516,436     1,677,511
Other assets ..............................................     4,768,713     1,490,133
Goodwill and other, net ...................................    24,901,842    12,372,887
                                                              -----------   -----------
           Total assets ...................................   184,292,743    87,602,402
                                                              ===========   ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ....................................    36,874,643    14,993,496
         Accounts payable - trade .........................    15,152,614    10,837,780
         Accrued expenses and other .......................    10,420,635     5,699,277
         Current portion of long-term debt ................     8,176,121     3,554,962
                                                              -----------   -----------
              Total current liabilities ...................    70,624,013    35,085,515
Long-term debt, less current portion ......................    45,775,754    12,953,100
Deferred compensation payable, less current portion .......       222,675       241,778
Deferred income taxes payable .............................     2,843,134     2,864,154
                                                              -----------   -----------
               Total liabilities ..........................   119,465,576    51,144,547
Commitments and contingencies
Shareholders' equity:
    Preferred stock $.01 par value, 7,500,000 shares
      authorized, no shares issued or outstanding
    Common stock $.01 par value, 50,000,000
      shares authorized, 12,981,028 and 10,307,654
      shares issued and outstanding, respectively .........       129,810       103,077
   Additional paid-in capital .............................    50,738,490    27,252,844
   Retained earnings ......................................    13,958,867     9,101,934
                                                              -----------   -----------
                 Total shareholders' equity ...............    64,827,167    36,457,855
                                                              -----------   -----------
                 Total liabilities and shareholders' equity   184,292,743    87,602,402
                                                              ===========   ===========

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
                                                                (As restated)
Sales .......................................... $ 61,884,849    $ 36,428,372
Cost of sales ..................................   48,160,956      26,840,372
                                                 ------------    ------------
Gross profit ...................................   13,723,893       9,588,000
Selling, general and administrative expenses ...    9,835,254       6,861,718
                                                 ------------    ------------
Income from operations .........................    3,888,639       2,726,282
                                                 ------------    ------------
Other income (expense):
      Interest expense .........................   (1,613,868)       (587,105)
      Interest income ..........................      162,195          45,625
      Other income,  net .......................      258,591         276,826
                                                 ------------    ------------
              Total other income (expense) .....   (1,193,082)       (264,654)
                                                 ------------    ------------
Income before income taxes .....................    2,695,557       2,461,628
Provision for income taxes .....................    1,018,401         945,800
                                                 ------------    ------------

Net income .....................................    1,677,156       1,515,828

Distributions to shareholders ..................         --            34,342
                                                 ------------    ------------

Net income available to common shareholders .... $  1,677,156    $  1,481,486
                                                 ============    ============

Basic earnings per share ....................... $        .13    $        .14
                                                 $        .13    $        .13
Diluted earnings per share

Weighted average number of common shares
   outstanding - basic .........................   12,471,999      10,121,737
Weighted average number of common shares
   outstanding - diluted .......................   13,466,017      11,121,738

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1998              1997
                                                 -------------    -------------
                                                                  (as restated)
Sales ........................................   $ 143,585,292    $  99,577,745
Cost of sales ................................     108,191,575       72,738,406
                                                 -------------    -------------
Gross profit .................................      35,393,717       26,839,339
Selling, general and administrative expenses .      25,671,170       19,160,229
                                                 -------------    -------------
Income from operations .......................       9,722,547        7,679,110
                                                 -------------    -------------
Other income (expense):
      Interest expense .......................      (2,974,047)      (1,790,811)
      Interest income ........................         367,414          145,203
      Other income,  net .....................       1,006,178          460,619
                                                 -------------    -------------
              Total other income (expense) ...      (1,600,455)      (1,184,989)
                                                 -------------    -------------
Income before income taxes ...................       8,122,092        6,494,121
Provision for income taxes ...................       3,063,498        2,479,901
                                                 -------------    -------------

Net income ...................................       5,058,594        4,014,220

Distributions to shareholders ................          34,297          150,000
                                                 -------------    -------------

Net income available to common shareholders ..   $   5,024,297    $   3,864,220
                                                 =============    =============

Basic earnings per share .....................   $         .42    $         .40
                                                 $         .40    $         .36
Diluted earnings per share

Weighted average number of common shares
   outstanding - basic .......................      12,056,749        9,630,053
Weighted average number of common shares
   outstanding - diluted .....................      12,785,738       10,491,381

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                             ------------------------------
                                                                                 1998             1997
                                                                              ------------    ------------
Cash flows from operating activities:                                                         (As restated)
      Net income ..........................................................   $  5,058,594    $  4,014,220
      Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ......................................      3,458,832       2,260,016
       Deferred income tax benefit ........................................        (21,020)         (1,346)
       Deferred compensation paid .........................................        (19,103)        (37,650)
       Changes in assets and liabilities, net of acquisitions:
          Accounts receivable and employee advances .......................     (5,721,430)     (4,396,442)
          Inventories .....................................................     (4,699,000)     (1,541,626)
          Notes receivable ................................................     (2,980,772)       (624,599)
          Other assets ....................................................     (5,969,288)       (298,321)
          Accounts payable ................................................      1,029,409       1,522,480
          Accrued expenses ................................................      2,253,219         997,915
                                                                              ------------    ------------
              Net cash provided (used)
                   by operating activities ................................     (7,610,559)      1,894,647

Cash flows from investing activities:
   Purchase of property and equipment .....................................     (2,904,669)     (1,602,886)
   Purchase of subsidiaries, net of cash ..................................     (4,612,761)     (2,338,627)
                                                                              ------------    ------------
              Net cash used by investing activities .......................     (7,517,430)     (3,941,513)
                                                                              ------------    ------------

Cash flows from financing activities:
   Net borrowing under revolving line of credit ...........................      6,357,425        (559,724)
   Proceeds from long-term debt ...........................................        965,929       1,086,248
   Principal payments on notes payable,
       long-term debt and capital lease obligations .......................     (6,663,483)     (2,633,254)
   Proceeds from issuance of common stock .................................     12,825,015       1,605,512
   Distributions to shareholders ..........................................        (34,297)       (150,000)
   Repurchase of common stock by an acquired company ......................                       (330,609)
                                                                              ------------    ------------
       Net cash provided (used) by financing activities ...................     13,450,589        (981,827)
                                                                              ------------    ------------
Net increase (decrease) in cash and equivalents ...........................      1,677,400      (3,028,693)
Cash and equivalents, beginning of period .................................      1,677,400       3,899,639
                                                                              ------------    ------------
Cash and equivalents, end of period .......................................          $ -0-    $    870,946
                                                                              ============    ============
Non-cash financing activities:
          Debt converted to equity ........................................                   $  3,093,000
                Equity redeemed by debt ...................................                        960,000

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE A         BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 1997 and 1996 and for the three-year period ended December 31, 1997.

NOTE B         INVENTORY

               Inventory consists of the following:

                                                   SEPTEMBER 30     DECEMBER 31
                                                       1998             1997
                                                   ------------     ------------
Raw materials ................................     $ 14,618,257     $  3,197,946
Finished goods ...............................       23,077,204       12,997,720
Other ........................................        7,599,452        3,824,720
                                                   ------------     ------------
                                                   $ 45,294,913     $ 20,020,386
                                                   ============     ============

NOTE C            INVESTMENT IN LIMITED PARTNERSHIP

                  In connection with the acquisition of Philform, Inc. ("Philform") in February 1998 the Company contributed certain equipment as well as Philform's operating activities to a limited partnership in exchange for a 49% interest in that limited partnership. The Company's investment in the limited partnership of $1,160,226 is included in the balance sheet in other assets. The Company's equity in the earnings of the limited partnership was $660,226 for the nine months ended September 30, 1998 and is included in other income.

NOTE D            RECLASSIFICATION

                  Certain amounts have been reclassified from previous periods to conform to the current presentation.

NOTE E            NEW ACCOUNTING PRONOUNCEMENTS

                  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the nine months ended September 30, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

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

NOTE F            ACQUISITIONS

                  In February 1998, the Company acquired Philform, in July 1998, the Company acquired Beaird Industries, Inc. ("Beaird"), in August 1998, the Company acquired the assets and assumed certain liabilities of Ideal Products ("Ideal"), in August 1998, the Company acquired A&B Bolt and Supply, Inc. ("A&B") and in September 1998, the company acquired the assets of Erie Manufacturing. The aggregate purchase price of these acquisitions was $58.1 million cash and assumed liabilities plus 1,227,854 shares of common stock valued at $10.5 million. The aggregate excess of cost over fair value of net assets acquired was $12.2 million. These acquisitions have been accounted for by the purchase method of accounting and, accordingly, assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Additionally, Beaird and Ideal are subject to certain post closing, purchase price adjustments based upon the final determination of net assets acquired. The final purchase price allocations for each acquisition are subject to certain adjustments relating to the appraised value of the assets and final determination of accruals. The results of the acquired businesses have been included in the financial statements from the respective acquisition dates.

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

                  In April 1998, the Company acquired all of the outstanding capital stock of Moores Pump and Supply, Inc. ("Moores") for 1,600,000 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Moores, with Moores being the surviving corporation. As a result, Moores became a wholly owned subsidiary of the Company. Moores, located in Lafayette, Louisiana, is a supplier and servicer of pumps and packers to the energy industry, as well as a provider of fabrication, repair and machine shop services to its customers.

                  In July 1998, the Company acquired all the outstanding capital stock of United Wellhead Services, Inc. ("UWS") for 1,247,158 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into UWS, with UWS being the surviving corporation. As a result, UWS became a wholly owned subsidiary of the Company. UWS, headquartered in Corpus Christi, Texas, manufactures, reconditions, distributes, installs, provides maintenance for, and sells oilfield equipment, valves, drilling spools and manifolds.

                  The mergers with Ameritech, GHX, Moores, and UWS (together the "Acquired Companies") were accounted for as poolings-of-interests (the "Poolings"). The Company's consolidated balance sheet as of December 31, 1997 and the consolidated statements of income for the three and nine month periods ended September 30, 1997 have been restated to include the results of operations of the Acquired Companies for the corresponding periods. The Company's consolidated statements of income for the three and nine month periods ended September 30, 1998 include the results of operations of the Acquired Companies for the corresponding periods.

                  Sales, net income and earnings per share for the three and nine month periods ended September 30, 1997 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                   THREE MONTHS ENDED SEPTEMBER 30, 1997    NINE MONTHS ENDED SEPTEMBER 30, 1997
                   --------------------------------------   --------------------------------------
                     INDUSTRIAL    ACQUIRED     COMBINED     INDUSTRIAL     ACQUIRED    COMBINED
                   HOLDINGS, INC.  COMPANIES   COMPANIES    HOLDINGS, INC.  COMPANIES   COMPANIES
                   -------------   ---------   ----------   -------------   ---------   ----------
                               (000's omitted)                           (000's omitted)
Sales ..........   $      21,054   $  15,374   $   36,428   $      59,642   $  39,936   $   99,578
                   =============   =========   ==========   =============   =========   ==========
Net income .....   $         666   $     850   $    1,516   $       2,010   $   2,004   $    4,014
                   =============   =========   ==========   =============   =========   ==========
Earnings per
share:

         Basic .   $         .10               $      .14   $         .34               $      .40
         Diluted   $         .09               $      .13   $         .30               $      .36

                                     PART I
                              FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         The Company, incorporated in August 1989, operates four business segments which are organized into operating divisions:

         (i) FASTENER MANUFACTURING AND SALES DIVISION (THE "FASTENER DIVISION") which manufactures industrial metal fasteners and metal components for sale primarily to manufacturers in the home furnishings and automotive industries and which manufactures and distributes industrial metal fasteners and fabricates and distributes gaskets, hose, fittings and other products primarily to the petrochemical and chemical refining and energy industries;

         (ii) VALVE AND PUMP MANUFACTURING AND REPAIR DIVISION (THE "VALVE DIVISION") which remanufactures and sells pumps and high pressure valves, including pipelines valves, blow out preventers, manifold valves and wellhead valves, and distributes other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries; and

         (iii) COMPONENTS AND CONSTRUCTION DIVISION (THE "COMPONENTS DIVISION") which manufactures large and heavy pressure vessels, heat exchangers and storage tanks for the electric power, petrochemical, chemical and petroleum refining industries, and provides engineering and construction of portions of desalination, electric power and petrochemical plants;

         (iv) MACHINE SALES AND SERVICE DIVISION (THE "MACHINE DIVISION") which sells new and used machine tools and provides export crating services.

                             RESULTS OF OPERATIONS
                                (ooo's omitted)

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30           SEPTEMBER 30
                                 ----------------------   ----------------------
                                   1998          1997        1998         1997
                                 ---------    ---------   ---------    ---------
Sales: .......................          (1)        --            (1)        --
         Fastener Division ...   $  27,976    $  18,945   $  72,821    $  54,587
         Valve Division ......      12,309       13,540      39,667       33,566
         Components Division .      19,020                   19,020
         Machine Division ....       2,580        3,943      12,077       11,425
                                 ---------    ---------   ---------    ---------
                                    61,885       36,428     143,585       99,578
Cost of Sales:
         Fastener Division ...      21,400       13,963      54,247       40,104
         Valve Division ......       8,318        9,402      27,403       22,765
         Components Division .      16,375                   16,375
         Machine Division ....       2,068        3,475      10,167        9,869
                                 ---------    ---------   ---------    ---------
                                    48,161       26,840     108,192       72,738
Selling, General and
  Administrative:
         Fastener Division ...       5,227        3,632      13,411       10,000
         Valve Division ......       2,019        2,377       7,677        6,693
         Components Division .       1,600                    1,600
         Machine Division ....         527          639       1,881        1,841
         Corporate ...........         462          214       1,101          627
                                 ---------    ---------   ---------    ---------
                                     9,835        6,862      25,670       19,161

Income for Operations ........   $   3,889    $   2,726   $   9,723    $   7,679
                                 =========    =========   =========    =========

(1) COMPONENT DIVISION. The Component Division is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

SALES. On a consolidated basis, sales increased $25,456,000 or 70% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This increase is related to the acquisition in July 1998 of Beaird. The results of operations of Beaird are included in that of the Company from the date of the acquisition.

Fastener Division sales increased $9,031,000 or 48% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This increase was attributable to growth through the acquisition of Walker Bolt Manufacturing "(Walker") in November 1997 and Ideal Products ("Ideal") and A&B Bolt & Supply, Inc. (A&B") in August 1998.

Valve Division sales decreased $1,231,000 or 9% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease was primarily attributable to a decrease in sales at Moores as a result of the decline in the price of oil and the resulting budget cuts by Moores' customers for production and maintenance.

Machine Division sales decreased $1,363,000 or 35% for the three months ended
   September 30, 1998 compared to the three months ended September 30,1997 as the demand for machine tools declined.

COST OF SALES. Cost of sales increased $21,321,000 or 79% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Fastener Division cost of sales increased $7,437,000 or 53% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Approximately 87% of that increase is attributable to the acquisitions of Walker, Ideal, and A&B. The remainder of the increase is attributable to the adverse effect of the General Motors' strike and expenses associated with closing a manufacturing facility in El Paso, Texas.

Valve Division cost of sales decreased $1,084,000 or 12% as a result of the decrease in sales at Moores described above.

Machine Division cost of sales decreased $1,407,000 or 40% as a result of the decrease in sales described above.

SELLING. GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,973,000 or 43% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Fastener Division selling, general and administrative expenses increased $1,595,000 or 44% primarily as a result of the acquisitions described above.

Valve Division selling, general and administrative expenses decreased $358,000 or 15%. This decrease is primarily due to the elimination of certain executive compensation and other benefits in connection with the acquisition of Moores on April 2, 1998, as well as other reductions in general and administrative expenses at Moores attributable to reductions in personnel and managers' compensation in response to decreases in sales. Moores was accounted for as a pooling-of-interests and its results of operations are included in each of the periods presented.

Machine Division selling, general and administrative expenses decreased $112,000 or 18% primarily as a result of the decreases in sales described above.

Corporate selling, general and administrative expenses increased $249,000 or 116%. This increase was attributable to staff additions (Director of Human Resources, Vice-President of Mergers and Acquisitions, Corporate Analyst and a Loss Control Manager) and increases in insurance expense, state franchise taxes and building maintenance expenses.

INTEREST EXPENSE. Interest expense increased $1,027,000 or 175% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, primarily as a result of an increase in the Company's Line of Credit facility ("Line of Credit") with Comerica Bank - Texas ("Comerica") from $10,496,000 at December 31, 1997 to $35,171,000 at September 30, 1998, the
addition of $12,000,000 in term debt with Comerica at an interest rate of LIBOR plus 2.75% payable in equal installments through June 2003, a $15,000,000 note payable to EnSerCo at an interest rate of LIBOR plus 5% due December 1999, a $7,500,000 term note payable to Heller at LIBOR plus 2.5% in equal installments through December 2003 and a $5,312,500 seller note payable to Trinity Industries, all of which were primarily incurred to finance the Company's acquisitions.

INCOME TAXES. The Company's effective tax rate was 38% for the three months ended September 30, 1998 and for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

SALES. On a consolidated basis, sales increased $44,007,000 or 44% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Fastener Division sales increased $18,234,000 or 33% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Of this increase, approximately 71% was attributable to growth through the acquisition of Walker in November 1997 and Ideal and A&B in August of 1998. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

Valve Division sales increased $6,101,000 or 18% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Of this increase, approximately 29% is attributable to growth through the acquisition of Manifold Valve Services, Inc. ("MVS") in March 1997 and Rogers Equipment & Supply ("Rogers") in August 1997 and the inclusion of a full nine months of operating results of these acquisitions in the nine months ended September 30, 1998. The remainder of the increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector.

Machine Division sales increased $652,000 or 6% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 as the Rex Group, Inc.("REX") was able to secure inventory from its primary vendor for sale and delivery to its customers in the first nine months of 1998.

COST OF SALES. Cost of sales increased $35,454,000 or 49% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Fastener Division cost of sales increased $14,143,000 or 35% primarily as a result of the increase in sales described above.

Valve Division cost of sales increased $4,638,000 or 20% as a result of the increase in sales described above.

Machine Division cost of sales increased $298,000 or 3% as a result of the increase in sales described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6,509,000 or 34% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Fastener Division selling, general and administrative expense increased $3,411,000 or 34% primarily as a result of the increases in sales described above.

Valve Division selling, general and administrative expenses increased $984,000 or 15% primarily as a result of the increases in sales described above.

Machine Division selling, general and administrative expenses increased $40,000 or 2% primarily as a result of the increases in sales described above.

Corporate selling, general and administrative expenses increased $474,000 or 76%. This increase was attributable to staff additions (Director of Human Resources, Vice-President of Mergers and Acquisitions, Corporate Analyst, and a Loss Control Manager) and increases in legal expense, accounting expense, insurance expense, state franchise taxes and building maintenance expense.

INTEREST EXPENSE. Interest expense increased $1,183,000 or 66% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily as a result of increases in interest bearing debt incurred to finance acquisitions.

OTHER INCOME. In connection with the acquisition of Philform, Inc. ("Philform") the Company contributed certain equipment as well as Philform's operating activities to a limited partnership in exchange for a 49% interest in that limited partnership. Other income for the nine months ended September 30, 1998, includes $660,226 of equity in earnings of the limited partnership.

INCOME TAXES. The Company's effective tax rate was 38% for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1998, the Company had additional borrowing capacity under its line of credit of $9,175,000. The Company's operations used cash of $7,611,000 during the nine months ended September 30, 1998 compared to providing cash of $1,895,000 during the nine months ended September 30, 1997. This change was primarily attributable to increases in the working capital assets of Beaird and Ideal as a portion of these companies' accounts receivable and all accounts payable and accrued expenses were not acquired as part of the acquisition. Since acquisition, these accounts have returned to normal operating levels.

Investing activities used cash of $7,517,000 for the nine months ended September 30, 1998 compared to $3,942,000 for the nine months ended September 30, 1997. This increased use of cash was primarily attributable to increased acquisition activity in 1998 compared to 1997 and purchases of property and equipment.

Financing activities provided cash of $13,451,000 for the nine months ended September 30, 1998 compared to using cash of $982,000 for the nine months ended September 30, 1997. This change is due to an increase in proceeds received from the issuance of common stock as well as increased borrowings under the line of credit. In January 1998, the Company completed an offer (the "Offer") to the holders of its Class B Warrants to exchange each Class B Warrant and $10 cash for one share of Common Stock, one Class C Warrant and one Class D Warrant. The Company received net proceeds of $10,825,000 after deducting $210,000 of expenses incurred in connection with the Offer.

At September 30, 1998, the Company had working capital of $24,755,000, long-term debt of $45,776,000 and shareholders' equity of $64,827,000. The Company anticipates that its operating cash needs for fiscal 1998 can be met with cash generated from operations, borrowings under its credit facilities with Comerica Bank-Texas and private placements of securities. However, any acquisition of companies in connection with the Company's acquisition strategy will require additional financing, which likely would include a combination of debt and equity financing.

YEAR 2000 COMPLIANCE

The Company is exposed to the risk that the year 2000 issue (the "Year 2000 Issue") could cause system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1997, the Company undertook a corporate-wide initiative designed to assess the impact of the Year 2000 Issue on software and hardware utilized in the Company's operations, including information technology infrastructure ("IT") and embedded manufacturing control technology ("Non-IT").

The Company's initiative is to be conducted in three phases: assessment, implementation and testing. During the assessment phase, the Company completed a comprehensive inventory of IT and Non-IT systems and equipment. Many of the Company's IT systems include hardware and packaged software recently purchased from large vendors who have represented that these systems are already year 2000 compliant. However, the Company has determined that it will be necessary to modify portions of its financial and accounting software.

The Company believes that with modifications to its existing software, the Year 2000 Issue can be mitigated. The implementation of these remediation efforts is underway and is expected to be completed by June 30, 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the Company's operations. The Company plans to complete the testing of the year 2000 modifications as these modifications are implemented. The Company has not established a contingency plan but intends to formulate one to address unavoidable risks, and it expects to have the contingency plan formulated by mid-1999.

The Company does not currently rely on the IT systems of other companies; however, failure of the Company's suppliers or its customers to become Year 2000 compliant might have a material impact on the Company's operations. The Company intends to continue to pursue an acquisition strategy; and as a result there can be no assurance that the IT systems being used by an acquired company will be compliant within the Year 2000 Issue or that any such conversion or failure to convert an acquired system would not have an adverse effect on the Company.

The Company's efforts with respect to the Year 2000 Issue have been handled internally by management and other Company employees. Costs of developing and carrying out this initiative are being funded from the Company's operations and have not represented a material expense to the Company. The Company has not completed its assessment but currently believes that the costs of addressing the Year 2000 Issue will not be significant and will not have a material adverse impact on the Company's financial condition.

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

Item 6.             Exhibits and Reports on Form 8-K

           (a)      Exhibit 11 - Earnings per Share
           (b)      Reports on Form 8-K

On July 8, 1998, the Company filed its Report on Form 8-K announcing its merger with UWS.

On July 14, 1998, the Company filed its Report on Form 8-K announcing the acquisition of Beaird Industries, Inc. ("Beaird") from Trinity.

On August 24, 1998, the Company filed its Report on Form 8-K announcing the acquisition of A&B Bolt and Supply, Inc. ("A&B").

On August 24, 1998, the Company filed its Report on Form 8-K announcing the acquisition of assets and assumption of certain liabilities of the Kirsch Hardware and Components Business from Kirsch, Inc. The business will be operated under the name Ideal Products.

On September 11, 1998, the Company amended its Report on Form 8-K to include the pro forma and historical financial statements of Moores.

On September 14, 1998, the Company amended its Report on Form 8-K to include the pro forma and historical financial statements of Beaird.

On September 14, 1998, the Company amended its Report on Form 8-K to include the pro forma and historical financial statements of UWS.

On October 28, 1998, the Company amended its Report on Form 8-K to include the pro forma and historical financial statements of A&B.

Item 15. Recent Sales of Unregistered Securities

In July 1998, in connection with the acquisition of Beaird from Trinity, the Company issued a $5.3 million convertible debenture, convertible at $12.75 a share into 416,667 of Company Common Stock.

In August 1998, in connection with the acquisition of A&B, the Company issued 808,081 shares of Common Stock valued at $6,000,000 to the former shareholders of A&B.

In September 1998, for investment advisory services provided in connection with an acquisiton, the Company issued 750,000 warrants to purchase IHI Common Stock for $14 per share. These warrants were valued at $187,500.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INDUSTRIAL HOLDINGS, INC.


Date: November 12, 1998                By:   /S/CHRISTINE A. SMITH
                                                Christine A. Smith,
                                                Chief Financial Officer and
                                                Vice President