Form 10-K
period 1998-12-31
INDUSTRIAL HOLDINGS INC
filed 1999-04-01
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                                            OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant was $99,623,010 at March 26, 1999. At that date, there were 14,758,765 shares of common stock outstanding.

     THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 1999 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                     PART I

          ITEM                                                                                                         PAGE
         ------                                                                                                        ----
                 Business...........................................................................................     1
         1.
                 Properties.........................................................................................     6
         2.
                 Legal Proceedings..................................................................................     7
         3.
                 Submission of Matters to a Vote of Security Holders................................................     7
         4.

                                    PART II

         5.      Market for Registrant's Common Stock and Related Stockholder Matters...............................     7
                 Selected Financial Data............................................................................     8
         6.
                 Management's Discussion and Analysis of Financial Condition
         7.
                 and Results of Operations..........................................................................     9
                 Quantitative and Qualitative Disclosures About Market Risk.........................................    16
         7.A
                 Financial Statements and Supplementary Data........................................................    16
         8.
                 Changes in and Disagreements with Accountants on Accounting
         9.
                 and Financial Disclosure...........................................................................    16

                                    PART III

         10.     Directors and Executive Officers of the Registrant.................................................    17
                 Executive Compensation.............................................................................    17
         11.
                 Security Ownership of Certain Beneficial Owners and Management.....................................    17
         12.
                 Certain Relationships and Related Transactions.....................................................    17
         13.

                                    PART IV

         14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    17

     UNLESS OTHERWISE INDICATED, ALL REFERENCES TO "WE," "US," "OUR" OR
"OUR COMPANY" INCLUDE INDUSTRIAL HOLDINGS, INC. AND ALL OF ITS SUBSIDIARIES.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses. Our operations are organized into three core business segments: (i) fastener manufacturing and distribution; (ii) heavy fabrication; and (iii) valve manufacturing and repair. Through a fourth segment, we also distribute machine tools. We believe our businesses are characterized by strong market positions in niche markets, high value-added products and services, an established and diversified customer base, cost-efficient equipment and production facilities with a low sensitivity to technological change and experienced and committed management. Our products and services are sold to a broad customer base in the automotive, home furnishings, petrochemical, oil and gas and various other industrial and consumer products industries. Most of our products are manufactured to specific technical requirements and for specific customer orders. We believe that the diversified nature of our products, services and end-user markets reduces the effect of operating performance fluctuations in any one of our core business segments and limits our overall exposure to cyclical downturns within individual industry sectors.

     Industrial Holdings, Inc. was incorporated in August 1989. Our principal executive offices are located at 7135 Ardmore, Houston, Texas 77054, and our telephone number is (713) 747-1025.

BUSINESS STRATEGY

     Our business strategy is to increase the sales, cash flow and profitability of each core business segment:

        ENHANCE INTERNAL GROWTH. We believe that significant opportunities exist to enhance internal growth in our core business segments. We plan to achieve this growth by (i) identifying new applications and new markets for our existing products, (ii) identifying new applications for our existing production capabilities and skill base, (iii) promoting cross selling opportunities across our customer base and (iv) expanding into international markets. We believe that our strong market positions within the niche markets we serve enhance our ability to effectively implement this strategy.

        CAPITALIZE ON INTEGRATION OPPORTUNITIES. Our recent growth through acquisitions has created additional opportunities to reduce costs and increase margins through integration of our operations. We will continue to improve our cost structure and increase margins by (i) consolidating certain administrative functions and eliminating redundant costs, (ii) consolidating selected facilities, (iii) capitalizing on purchasing economies of scale and leveraging key vendor relationships, (iv) pursuing intercompany supply arrangements by substituting our components for those previously produced by outside vendors and (v) utilizing the best practices of our most efficient manufacturing plants throughout all of our facilities.

        PURSUE SELECTED STRATEGIC ACQUISITIONS. We believe that each of our three core business segments has sufficient critical mass to provide a platform for the acquisition and integration of complementary businesses. The industries in which we compete are large and highly fragmented, creating an attractive environment for additional acquisitions whereby we can leverage our competitive position and market opportunities. We historically have financed many of our acquisitions with equity capital. In six of our eight acquisitions in 1998, we used our common stock as all or part of the consideration paid. We have a focused and disciplined acquisition strategy that we use to identify and acquire well established, high value-added businesses with experienced and motivated management teams.

ACQUISITIONS

     Since 1996, we acquired 14 companies that either expanded or complimented our then existing product offerings. We continue to integrate these acquired companies into our existing operations, which we believe will allow us to achieve cost savings through the elimination of general and administrative functions and to exploit cross-selling opportunities. In addition, on July 1, 1998, we acquired Beaird Industries, which resulted in the formation of our heavy fabrication segment.

     The following chart describes each of our acquisitions since January 1, 1996.

                                         ACQUISITION                                     DESCRIPTION OF    ACCOUNTING
          ACQUIRED COMPANY                  DATE                   SEGMENT               CONSIDERATION      TREATMENT
-------------------------------------   -------------   ------------------------------   --------------    -----------
American.............................   November 1996   Fastener Manufacturing and       Cash              Purchase
                                                          Distribution
Lone Star............................   February 1997   Fastener Manufacturing and       Cash and Stock    Purchase
                                                          Distribution
MVS..................................   March 1997      Valve Manufacturing and Repair   Stock             Purchase
Rogers...............................   August 1997     Valve Manufacturing and Repair   Cash              Purchase
WALKER...............................   November 1997   Fastener Manufacturing and       Cash              Purchase
                                                          Distribution
Philform.............................   February 1998   Fastener Manufacturing and       Stock             Purchase
                                                          Distribution
Ameritech............................   March 1998      Fastener Manufacturing and       Stock             Pooling
                                                          Distribution
Moores Pump and Supply, Inc..........   April 1998      Valve Manufacturing and Repair   Stock             Pooling
GHX, Inc.............................   April 1998      Fastener Manufacturing and       Stock             Pooling
                                                          Distribution
United Wellhead Services, Inc........   July 1998       Valve Manufacturing and Repair   Stock             Pooling
Beaird Industries, Inc...............   July 1998       Heavy Fabrication                Cash              Purchase
Ideal................................   August 1998     Fastener Manufacturing and       Cash              Purchase
                                                          Distribution
A&B Bolt and Supply, Inc.............   August 1998     Fastener Manufacturing and       Cash and Stock    Purchase
                                                          Distribution
Blastco Services Company, Inc........   January 1999    Valve Manufacturing and Repair   Stock             Pooling

     In July 1998, we entered into an option agreement that grants us the right to purchase approximately 95% of Belleli Energy S.r.L. through 2003. Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants.

OPERATIONS

          PRODUCTS AND SERVICES

     FASTENER MANUFACTURING AND DISTRIBUTION. Our fastener manufacturing and distribution segment consists of the metal forming operations and the stud bolt and gasket operations. Our metal forming operations manufacture cold formed fasteners and specialty metal components for sale primarily to original equipment manufacturers in the home furnishings, automotive, lawn and garden and electrical components industries. These fasteners are manufactured in solid, semi-tubular, tubular or multi-dimensional form. We emphasize the manufacture of special cold-formed fasteners that are primarily targeted to more highly-engineered applications. These special cold-formed fasteners can, in many cases, replace more expensive machined parts. In addition to metal fasteners, we also manufacture electrical components (including retention clips, fuse holders, contacts and switch components), drapery hardware and wire drawn products such as common pins and safety pins, as well as rivet setting machines, which are sold to original equipment manufacturers. The six facilities used for metal forming operations are strategically located based on the industries they serve. We believe our engineering and manufacturing capabilities, multiple manufacturing facilities and broad equipment base make us one of the leading suppliers of cold formed fasteners in the U.S.

     Our stud bolt and gasket operations manufacture and distribute stud bolts, nuts, gaskets, hoses, fittings and other products from 13 locations in Texas and Louisiana primarily to the petrochemical, chemical and oil and gas industries located in the Gulf Coast region of the U.S. We manufacture ASTM Grade stud bolts and threaded fasteners, with emphasis on value added services such as electroplating, coating and special machining and traceability. We also produce specialty industrial fasteners including bolts, screws, studs, nuts and washers, all of which are made to order using forging, heat-treating, machining, grinding and threading processes. In addition to our manufactured products, we distribute a full line of industrial fasteners and other related products, including valves, pipe, gaskets, pipe hangers, steel, strainers, swages, tools, tubing and mill supplies. Our gaskets are fabricated from steel sheet or cut in standard or custom shapes out of various soft gasket materials. We believe that we are one of the leading manufacturers and distributors of stud bolts and gaskets in the Gulf Coast market, which is one of the largest oil and gas exploration, production and refining regions in North America. Our distribution facilities for stud bolt and gasket operations carry a broad product line, while our manufacturing facilities focus on specialty orders that generally require a rapid turnaround.

     HEAVY FABRICATION SEGMENT. Through our heavy fabrication segment, we manufacture and distribute medium and thick-walled pressure vessels, gas turbine casings, heat exchangers and other large machined weldments. Our products are sold to customers in the electric power, marine, petrochemical, petroleum refining and medical equipment industries and to major capital equipment suppliers. These products range in size from 500,000 to 2,000,000 pounds and are produced from sophisticated materials that are subject to quality requirements including fit, shape, size and metallurgy. We believe we are one of only four manufacturers in the U.S. with the capabilities and equipment required to produce these large machined weldments, which generally are critical components for their respective end use applications. We offer complete fabrication, material and welding laboratories, machining and finishing capabilities that are certified to conform to the International Quality System Standard 9001. Our facility in Shreveport, Louisiana is strategically located with access to commercial waterways, which is critical for the transportation of our large pressure vessels and other heavy weldments.

     VALVE MANUFACTURING AND REPAIR SEGMENT. Through our valve manufacturing and repair segment, we manufacture, remanufacture, distribute, install and provide maintenance and repair services for high-pressure valves, blow out preventers, pumps and other related products for companies in the exploration, production and pipeline transportation of oil and gas and in the petrochemical, chemical and petroleum refining industries located primarily in the Gulf Coast region. Through the acquisition of Blastco in January 1999, we also provide refinery and tank farm dismantling services. The cost to provide these products and services has a high variable component that consists primarily of labor and raw materials costs. Accordingly, the cost structure of this segment can be quickly adjusted in response to market conditions. We believe that we are one of the leading remanufacturers and distributors of valves and pumps in the Gulf Coast and believe that we are a leading provider of refinery dismantling services.

     MACHINE TOOL DISTRIBUTION SEGMENT. We distribute new machine tools in South Texas and Louisiana for certain manufacturers including Okuma Machinery, Inc. on an exclusive basis, and other manufacturers on a non-exclusive basis. We also sell used machine tools primarily to larger corporations and machine shops in the Gulf Cost region. Machine tools are used in various industries in the manufacturing process to cut metal and are sold in a variety of sizes depending upon the task they are designed to perform. We also provide crating services for products to be exported. Generally we crate other companies' products at our facility and then forward the crated products to the shipping source, which is typically an ocean-going vessel.

     CUSTOMERS AND MARKETS

     Within the fastener manufacturing and distribution segment, the customers for our cold formed fasteners are primarily original equipment manufacturers in the home furnishings, automotive and lawn and garden industries. Our electrical components are sold to manufacturers of electrical products, while our drapery hardware and our wire drawn products are primarily sold to apparel manufacturers, drycleaners and distributors of drapery hardware. Our stud bolts, specialty fasteners and gaskets are sold primarily to customers in the petrochemical, chemical and oil and gas industries on the Gulf Coast through our network of distribution facilities. Our manufacturing and distribution facilities within this segment are strategically located based on the customers that they serve. A significant portion of the products produced by our fastener manufacturing and distribution segment are manufactured to specific customer order. No single customer within this segment accounted for over 10% of our total sales within the segment.

     The major markets served by our heavy fabrication segment include electric power, marine, petrochemical, petroleum refining and medical equipment industries. Our customer base for this segment consists primarily of large multinational corporations and engineering and construction companies. Most of the large fabricated and machined weldments are manufactured pursuant to long-term contracts and almost all of our products within this segment are manufactured to specific customer orders. We utilize both an inside and outside sales staff in marketing our products in this segment. While we usually sell our pressure vessels directly to engineering and construction firms, we market directly to the end-users as well. Three customers, Formosa Plastics Corp., Vestas-American Wind Technology, Inc. and Bechtel Corp., each accounted for over 10% of total sales within this segment. Sales to these three customers represented 37% of total sales within this segment.

     Our valve manufacturing and repair segment sells its products primarily to customers in the oil and gas exploration and production, pipeline transportation, refining and product storage industries. Per-job orders account for substantially all of our remanufacturing and repair work performed and pipeline valves sold. We also sell new, used and remanufactured pipeline valves from existing inventory according to special customer orders. We conduct our sales efforts through our inside sales staff and through sales representatives. No single customer within this segment accounted for over 10% of our total sales within the segment.

     SUPPLIERS AND RAW MATERIALS

     The principal raw material that we use in our fastener manufacturing and distribution and heavy fabrication segments is steel wire and steel. To date, we have encountered no difficulty in meeting supply requirements of any raw materials in these segments. We generally maintain an inventory level of raw materials necessary for approximately 30 days of operations in our fastener manufacturing and distribution segment. We generally do not maintain a substantial raw material inventory in our heavy fabrication segment. The steel industry is cyclical, and steel prices can be volatile due to a number of factors beyond our control. This volatility can significantly affect our raw material costs. Competitive conditions determine whether steel price increases can be passed on to our customers. Our inability to pass some or all future steel price increases to our customers could have an adverse effect on our business, financial condition, results of operations and cash flows.

     In our valve manufacturing and repair segment, we acquire new and used valves and related equipment from suppliers, including individual brokers, other remanufacturing companies or original equipment manufacturers. We currently have a significant inventory of valves.

     We do not maintain firm contractual agreements with any of our suppliers. Instead, we purchase our raw materials on a continuing basis from suppliers on the most favorable terms that we can negotiate. Since product purchases are negotiated on a continuing basis, our ability to obtain raw materials may not be as secure as if they were subject to a long-term contract. Our inability to obtain sufficient raw materials from our suppliers would have a material adverse effect on our business, financial condition, results of operations and cashflows.

     COMPETITION

     Our cold formed fastener products are subject to competition from a number of small companies as well as four larger manufacturers. In the special cold formed fastener market that is concentrated primarily in the automotive and electronic markets, we also face competition from larger public companies and foreign manufacturers. We also compete with nine stud bolt manufacturers on a national basis as well as other manufacturers on a regional basis. We have many competitors in the markets for our gaskets, hose and related products that compete in a particular product category. Our competitors within our heavy fabrication segment vary based on the products manufactured. As the size and complexity of the products increase, competition is generally less. The market for each product is very competitive and we face competition from a number of different manufacturers in each of our product areas. In our valve manufacturing and repair segment, we believe that we are subject to competition from less than ten similarly-sized remanufacturing businesses. We believe that our broad inventory of valves and valve parts, machining capabilities and our high level of service are our primary competitive advantages. Factors that affect competition within all of our segments include price, quality and customer service. Some of our competitors within each of our segments have greater financial and other resources than us.

BACKLOG

     We acquired our heavy fabrication business in June 1998. A significant amount of the sales of our heavy fabrication segment relate to products that require more than several months to manufacture. As of December 31, 1998, the backlog for the heavy fabrication segment was $58,620,000.

     As of December 31, 1998, the backlog for the fastener manufacturing and distribution and valve manufacturing and repair segments was $7,932,000 and $1,956,000, respectively, compared to $9,676,000 and $4,289,000 for the fastener manufacturing and distribution segment and valve manufacturing and repair segments, respectively, at December 31, 1997. Orders for products produced by these segments are generally shipped within 10-20 days. Accordingly, we do not believe that the amount of our backlog for these segments is a reliable indication of our future sales in the segments.

REGULATION

     ENVIRONMENTAL REGULATION

     We are subject to extensive and changing federal, state and local environmental laws including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these environmental laws. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at our facilities or at third-party facilities at which we have arranged for the disposal or treatment of hazardous materials.

     Although no assurances can be given, we believe that we are in compliance in all material respects with all environmental laws and we are not aware of any non-compliance or obligation to investigate or remediate contamination that could reasonably be expected to result in material liability. However, it is possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. In addition, environmental laws continue to be amended and revised to impose stricter obligations. We cannot predict the effect such future requirements, if enacted, would have on us, although we believe that such regulations would be enacted over time and would affect the industry as a whole.

     HEALTH AND SAFETY MATTERS

     Our facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. We believe that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While we do not anticipate that we will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, we are unable to predict the ultimate cost of compliance with these changing regulations.

EMPLOYEES

     As of December 31, 1998, we employed approximately 2,100 persons. Of these employees, approximately 570 are represented under one collective bargaining agreement, which was recently renegotiated and which expires on November 20, 2002. We have not experienced a work stoppage at any of our facilities.

ITEM 2.  PROPERTIES

     We manufacture our products in the United States and distribute our products and provide services throughout North America. We have 22 manufacturing/distribution facilities and nine distribution facilities in seven states. At December 31, 1998, these facilities contained an aggregate of approximately 1.9 million square feet of which approximately 27% is owned and the remainder leased.

     We maintain our principal executive offices at 7135 Ardmore, Houston, Texas. The office facility portion of this property consists of conventional office space and is, in our opinion, adequate to meet our needs for the foreseeable future. We believe that all existing office and warehouse facilities leased or owned by our subsidiaries are adequate to meet our needs for the foreseeable future and are suitable for the business conducted therein.

     The following chart lists our material facilities by segment:

               SEGMENT                  NUMBER OF FACILITIES    SQUARE FOOTAGE
-------------------------------------   --------------------    --------------
Fastener Manufacturing and
  Distribution.......................             19                683,000
Heavy Fabrication....................              1                691,000
Valve Manufacturing and Repair.......              9                336,000
Machine Tool Distribution............              2                193,000

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various claims and litigation arising in the ordinary course of business. While there are uncertaintites inherent in the ultimate outcome of such matters and it is impossible to currently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on The NASDAQ Stock Market ("Nasdaq") under the symbol "IHII." The following table sets forth the high and low closing sales prices of our common stock, for the periods indicated below:

                                           PRICE RANGE
                                       --------------------
                                         HIGH        LOW
                                       ---------  ---------
1998
     First Quarter...................  $   16.06  $   11.63
     Second Quarter..................  $   16.06  $   12.50
     Third Quarter...................  $   15.38  $    8.75
     Fourth Quarter..................  $   11.13  $    8.00
1997
     First Quarter...................  $   14.00  $   10.63
     Second Quarter..................  $   11.25  $    9.88
     Third Quarter...................  $   15.88  $   10.88
     Fourth Quarter..................  $   16.00  $   11.81

     All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in our common stock.

     On March 26 , 1999, the last reported sales price of our common stock, as quoted by Nasdaq, was $7.63 per share. On March 26, 1998, there were approximately 523 record holders of our common stock.

     We have never paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available therefor, our earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. Additionally, certain of our debt agreements restrict the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the periods included, selected consolidated data of our company for the five years ended December 31, 1998 derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                     YEARS ENDED DECEMBER 31,(1)
                                       -------------------------------------------------------
                                        1998(6)     1997(5)     1996(4)    1995(3)     1994
                                       ----------  ----------  ---------  ---------  ---------
                                             (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Sales................................  $  208,971  $  138,504  $  93,270  $  72,285  $  63,692
Cost of sales........................     159,991     101,892     71,589     55,568     47,603
                                       ----------  ----------  ---------  ---------  ---------
Gross profit.........................      48,980      36,612     21,681     16,717     16,089
Selling, general & administrative....      35,976      26,860     17,169     14,579     14,067
                                       ----------  ----------  ---------  ---------  ---------
Operating income.....................      13,004       9,752      4,512      2,138      2,022
Other income (expense)...............      (3,123)     (1,757)    (1,634)    (1,387)    (1,043)
                                       ----------  ----------  ---------  ---------  ---------
Income before income taxes...........       9,881       7,995      2,878        751        979
Income tax provision.................       3,873       3,197      1,015         61        260
                                       ----------  ----------  ---------  ---------  ---------
Net income...........................       6,008       4,798      1,863        690        719
Distributions to shareholders........          34         130         77         68         20
                                       ----------  ----------  ---------  ---------  ---------
Net income available to common
  shareholders.......................  $    5,974  $    4,668  $   1,786  $     622  $     699
                                       ==========  ==========  =========  =========  =========
Basic earnings per share.............  $      .49  $      .48  $     .24  $     .09  $     .10
Diluted earnings per share...........  $      .47  $      .43  $     .22  $     .09  $     .09
Weighted average common shares
  outstanding -- basic...............      12,289       9,778      7,349      6,702      6,703
Weighted average common shares
  outstanding -- diluted.............      13,015      10,692      7,999      6,799      7,607

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                          1998        1997       1996       1995       1994
                                       ----------  ----------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital......................  $   10,753  $   10,577  $   6,732  $   4,159  $   4,131
Total assets.........................     196,982      87,602     59,461     40,994     33,411
Long-term obligations(2).............      29,649      12,953      8,998      7,250      5,107
Total liabilities....................     132,012      51,144     37,454     28,598     23,072
Shareholders' equity.................      64,970      36,458     22,007     12,396     10,339

------------

(1) The combinations of our company with GHX, Moores, Ameritech and UWS in March through July 1998 were accounted for as poolings-of-interest. The selected consolidated financial data have been prepared as if these companies had been combined for all periods presented.

(2) Excludes deferred income taxes and deferred compensation.

(3) We acquired Landreth's Connecticut manufacturing facility in December 1995 and the results of its operations have been included from the date of acquisition.

(4) We acquired American Rivet in November 1996 and the results of its operations have been included from the date of acquisition.

(5) We acquired Lone Star in February 1997, Manifold Valve Services in March 1997, Rogers Equipment in August 1997 and Walker in November 1997. The results of their operations have been included from the date of acquisition.

(6) We acquired Philform in February 1998, Beaird in July 1998, and Ideal and A&B in August 1998. The results of their operations have been included from the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high pressure industrial valves and related products and services. Operations are organized into three core business segments: (i) fastener manufacturing and distribution; (ii) heavy fabrication; and (iii) valve manufacturing and repair. Through a fourth segment, we also distribute machine tools.

     Our historical financial statements have been restated to include, for all periods presented, the results of operations from each of the companies that were acquired in acquisitions accounted for under the pooling-of-interests method. The results of operations for companies acquired in acquisitions accounted for under the purchase method are included in our historical financial statements from the date of such acquisition. Since these "purchase" acquisitions were consummated at various times, the financial information contained herein with respect to each fiscal period does not fully reflect the results of operations that would have been achieved had these acquisitions been consummated at the beginning of the periods presented or which may be achieved in the future. In connection with each "purchase" acquisition, we have recorded goodwill to the extent the purchase price exceeded the fair market value of the specific assets acquired.

     Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our clients are the automotive, home furnishings, petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During 1998, oil and gas prices declined significantly, resulting in a decrease in the demand for our products and services that are used in the exploration and production of oil and gas. Absent substantial increases in oil and gas prices, we expect demand for these products and services to continue to remain depressed from 1997 levels.

     In 1998, one of our operating units, IMSCO, was moved from the valve manufacturing and repair segment to the fastener manufacturing and distribution segment. As a result, 1997 and 1996 segment information has been restated to reflect the change consistent with management's view of the operations of the business.

     This section should be read in conjunction with our consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of our segments for each of the periods presented.

                                               FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------
                                            1998             1997             1996
                                       ---------------  ---------------  --------------
Sales:
     Fastener Manufacturing and
       Distribution..................  $   110,403,167  $    79,472,953  $   53,252,342
     Heavy Fabrication...............       40,011,472        --               --
     Valve Manufacturing and
       Repair........................       44,251,577       43,407,065      23,590,695
     Machine Tool Distribution.......       14,305,192       15,624,347      16,427,091
                                       ---------------  ---------------  --------------
                                           208,971,408      138,504,365      93,270,128
                                       ---------------  ---------------  --------------
Cost of Sales:
     Fastener Manufacturing and
       Distribution..................       83,189,597       59,166,263      41,208,559
     Heavy Fabrication...............       34,775,923        --               --
     Valve Manufacturing and
       Repair........................       30,154,646       29,267,345      16,571,736
     Machine Tool Distribution.......       11,871,634       13,458,243      13,808,638
                                       ---------------  ---------------  --------------
                                           159,991,800      101,891,851      71,588,933
                                       ---------------  ---------------  --------------
Selling, General and Administrative
     Fastener Manufacturing and
       Distribution..................       20,319,963       14,762,350       8,929,284
     Heavy Fabrication...............        3,254,128        --               --
     Valve Manufacturing and
       Repair........................        8,304,087        8,789,893       5,354,854
     Machine Tool Distribution.......        2,410,902        2,423,430       2,085,818
     Corporate.......................        1,686,506          884,040         798,647
                                       ---------------  ---------------  --------------
                                            35,975,586       26,859,713      17,168,603
                                       ---------------  ---------------  --------------
Operating Income.....................  $    13,004,022  $     9,752,801  $    4,512,592
                                       ===============  ===============  ==============

     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     SALES. On a consolidated basis sales increased $70,467,043 or 51% in 1998 compared to 1997.

     Sales for the fastener manufacturing and distribution segment increased $30,930,214 or 39% in 1998 compared to 1997. This increase was primarily as a result of the acquisitions of two companies in the third quarter of 1998 and the inclusion of a full year of operations of two companies in 1998 that were acquired in late 1997.

     The heavy fabrication segment was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for the six months ended December 31, 1998 increased compared to the periods prior to the acquisition of Beaird by approximately $13.1 million or 49% over the comparable 1997 period and $8.6 million or 27% over the six months ended June 30, 1998. Sales increased based on a strategic decision to increase sales by expanding the range of products manufactured.

     Sales for the valve manufacturing and repair segment increased $844,512 or 2% in 1998 compared to 1997. This sales increase was almost entirely attributable to the inclusion of a full year of operations of a company acquired in the third quarter of 1997.

     Sales for the machine tool distribution segment decreased $1,319,155 or 8% as demand for machine tools declined in the Texas Gulf Coast region.

     COST OF SALES. On a consolidated basis, cost of sales increased $58,099,949 or 57% in 1998 compared to 1997. Cost of sales as a percentage of sales was 76.6% in 1998 compared to 73.6% in 1997. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments.

     Cost of sales for the fastener manufacturing and distribution segment increased $24,023,334 or 41% in 1998 compared to 1997. Cost of sales as a percentage of sales was 75.4% in 1998 compared to 74.4% in 1997 as a result of increased competition in this segment.

     Cost of sales for the heavy fabrication segment as a percentage of sales was 87% for the six months ended December 31, 1998. Gross margins were adversely affected by the significant increase in sales during a period in which we were unable to hire or retain adequate skilled workers due to the terms of our then existing union contract that covered most of Beaird's workforce. The union contract expired in November 1998 and the effectiveness of the workforce was further reduced during the period of contract renegotiation. A new collective bargaining agreement was entered into in late November 1998. We believe that the terms of this agreement provides us with adequate flexibility to hire employees with the appropriate skills. With the settlement of the contract and additional new hires, Beaird experienced improvements in labor efficiency beginning in December 1998. However, due to the increase in backlog during the third and fourth quarters, the effects on gross margins in the fourth quarter of 1998 are expected to continue through the first quarter of 1999 as Beaird reduces its backlog.

     Cost of sales for the valve manufacturing and repair segment increased $887,301 or 3% compared to 1997. Cost of sales increased as a result of the comparable increase in sales. Cost of sales as a percentage of sales was 68.1% in 1998 compared to 67.4% in 1997. This slight increase was primarily as a result of the effects of the decline in the oil and gas sector during 1998.

     Cost of sales for the machine tool distribution segment decreased $1,586,609 or 12% in 1998 compared to 1997 primarily as a result of the decrease in sales described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $9,115,873 or 34% in 1998 compared to 1997.

     Selling, general and administrative expenses for the fastener manufacturing and distribution segment increased $5,557,613 or 38% primarily as the result of acquisitions in the third quarter of 1998 and the inclusion of a full year of operations of two companies in 1998 that were acquired in late 1997.

     Selling, general and administrative expenses in the heavy fabrication segment for the six months ended December 31, 1998 relate to Beaird's operations during the second half of 1998 and were comparable to the historical amounts prior to the acquisition of Beaird.

     Selling, general and administrative expenses for the valve manufacturing and repair segment decreased $485,806 or 6% in 1998 compared to 1997. This was primarily as the result of the elimination of the salary and related expenses of the president of a company who resigned in connection with our acquisition of the company, which was accounted for under the pooling-of-interests method of accounting.

     Selling, general and administrative expenses for the machine tool distribution segment for 1998 did not change significantly from 1997.

     Selling, general and administrative expenses at corporate increased $802,466 or 91% in 1998 compared to 1997 primarily as a result of personnel increases and increases in professional fees that have resulted from our growth.

     INTEREST EXPENSE. On a consolidated basis, interest expense increased $2,475,790 or 101% in 1998 compared to 1997, primarily as a result of $57.7 million in debt assumed or incurred in connection with acquisitions in 1998.

     INTEREST INCOME. On a consolidated basis, interest income increased $361,541 or 226% in 1998 compared to 1997. Interest income was earned primarily on the $10.9 million raised in January 1998 in connection with our offer to Class B warrant holders, which was held in interest bearing accounts prior to being used to repay debt and in acquisitions, as well as on notes receivable, which have increased since 1997.

     OTHER INCOME -- NET. On a consolidated basis, other income increased $748,325 or 140% in 1998 compared to 1997. Other income in 1998 includes $840,930 of equity in the earnings of an unconsolidated limited partnership, which was entered into in 1998.

     INCOME TAXES. Income tax expense increased $675,298 or 21% in 1998 compared to 1997. The effective tax rate for 1998 was 39.2% compared to 40.0% for 1997.

     NET INCOME. Net income was $6,008,052 in 1998 compared to $4,798,054 in 1997 as a result of the foregoing factors.

     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     SALES. On a consolidated basis sales increased $45,234,237 or 48% in 1997 compared to 1996.

     Sales for the fastener manufacturing and distribution segment increased $26,220,611 or 49% in 1997 compared to 1996. This was primarily as a result of an acquisition in February 1997, the inclusion of a full year's operations of a company acquired in November 1996 and a $3.8 million increase in sales at our other operating subsidiaries within this segment, which was primarily attributable to the strength of the energy sector in 1997. These increases were partially offset by a $4.6 million decrease in sales at one of our operating subsidiaries as a result of the loss of key salesmen in late 1996. By late 1997, all key salesmen had been replaced and as a result, fourth quarter sales at this subsidiary increased 21% over the third quarter and were only $198,000 less than the fourth quarter of the preceding year.

     Sales for the valve manufacturing and repair segment increased $19,816,370 or 84% in 1997 compared to 1996, primarily as a result of an acquisition in March 1997 and an $8.5 million increase in sales at our other operating subsidiaries within this segment. Sales increases at these subsidiaries were primarily attributable to the strength of the energy sector in 1997.

     Machine tool distribution segment sales decreased $802,746 or 5% primarily because of delays in receipts of machine tools from manufacturers, which caused some cancellation of orders by customers as well as deferral of shipments to customers to 1998.

     COST OF SALES. On a consolidated basis, cost of sales increased $30,302,918 or 42% in 1997 compared to 1996. However, cost of sales as a percentage of sales was 74% in 1997 compared to 77% in 1996.

     Cost of sales for the fastener manufacturing and distribution segment increased $17,957,704 or 44% in 1997 compared to 1996, primarily as a result of the acquisitions in 1997 and 1996 and a $2.4 million increase in cost of sales at our other operating subsidiaries within this segment as a result of the increase in sales described above. These increases were partially offset by a decrease in cost of sales at one of our operating subsidiaries as a result of the corresponding decrease in sales. Cost of sales as a percentage of sales was 74% in 1997 compared to 77% in 1996. The 1996 cost of sales percentage was unusually high because of the relocation of a manufacturing facility in late 1996 and the accompanying loss in production efficiency during the period of the relocation.

     Cost of sales for the valve manufacturing and repair segment increased $12,695,609 or 77% primarily as the result of an acquisition in March 1997 and a $5.1 million increase in cost of sales at our other operating subsidiaries within this segment as a result of the increase in sales described above. Cost of sales as a percentage of sales was 67% in 1997 compared to 70% in 1996 as higher margin sales were achieved as a result of the strength in the energy sector during 1997.

     Cost of sales for the machine tool distribution segment decreased $350,395 or 3% as a result of the decrease in sales. Cost of sales as a percentage of sales was 86% in 1997 compared to 84% in 1996. The increase in cost of sales as a percentage of sales was primarily due to the opening in 1997 of a crating facility located at the Houston Ship Channel and to increased lumber costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $9,691,110 or 56% in 1997 compared to 1996.

     Selling, general and administrative expenses for the fastener manufacturing and distribution segment increased $5,833,066 or 65% primarily as the result of the acquisitions in 1997 and 1996 and an $849,342 increase in selling, general and administrative expenses at our other operating subsidiaries within this segment. The increase at our operating subsidiaries was the result of the increase in sales described above. Selling, general and administrative expenses increased at a greater percentage than sales because of the inclusion of goodwill amortization associated with the acquisitions in 1997 and 1996.

     Selling, general and administrative expenses for the valve manufacturing and repair segment increased $3,435,038 or 64% primarily as the result of an acquisition in March 1997 and a $2.3 million increase in selling, general and administrative expenses at our other operating subsidiaries within this segment due to increased sales. This increase was partially offset by a decrease in selling, general and administrative expenses at one of our other operating subsidiaries in this segment. This increase was less than the related increase in sales as most costs at that subsidiary are accounted for as cost of sales.

     Selling, general and administrative expenses for the machine tool distribution segment increased $337,612 or 16% for 1997 compared to 1996 primarily as a result of the hiring of four additional sales people in 1997.

     There was no significant change in corporate selling, general and administrative expenses.

     INTEREST EXPENSE. On a consolidated basis, interest expense increased $545,974 or 29% in 1997 compared to 1996. The increase was the result of increases in debt related to two acquisitions in November 1996 and February 1997. This increase was partially offset by a reduction in interest expense at one of our other operating subsidiaries as a result of a $3,093,000 conversion of debt to equity in 1997.

     OTHER INCOME -- NET. On a consolidated basis, other income increased $423,388 or 379% in 1997 compared to 1996. This increase was primarily the result of a $270,000 insurance gain related to a fire at an unused manufacturing facility and a $140,000 gain on the sale of equipment.

     INCOME TAXES. Income taxes increased $2,182,108 or 215% in 1997 compared to 1996. The effective tax rate for 1997 was 40% compared to 35% for 1996. During 1996, we reduced our deferred tax asset valuation allowance by $239,000. No similar reduction occurred in 1997.

     NET INCOME. Net income was $4,798,054 in 1997 compared to $1,863,262 in 1996 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had working capital of $10,752,741, short-term debt of $41,386,422, current maturities of long-term debt of $23,049,999, long-term debt of $29,648,637 and shareholders' equity of $64,970,036. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity and internally generated funds.

     NET CASH USED BY OPERATING ACTIVITIES. For the year ended December 31, 1998, net cash used by operating activities was $6.3 million compared to 1997 and 1996, which provided cash of $3.2 million and $2.1 million. The cash used in 1998 was primarily as a result of the acquisition of Beaird and the related net increases in receivables, inventory, other assets and accounts payable over those acquired. Beaird's receivables and inventories increased as sales increased for the six months ended December 31, 1998 compared to the six month period ended June 30, 1998, which was prior to the Beaird acquisition. Additionally, receivables and payables increased at Beaird as $7.0 million in accounts receivable and all liabilities were distributed to the seller prior to acquisition. Cash was provided in 1997 and 1996 primarily because net income and depreciation and amortization were greater than increases in current assets resulting from increased sales.

     NET CASH USED BY INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For 1998, 1997 and 1996, the Company made capital expenditures of approximately $5.0 million, $3.6 million and $3.4 million, respectively. Other significant investing activities included acquisitions. The aggregate cash purchase price for acquisitions was $58.1 million in 1998, $18.9 million in 1997 and $11.4 million in 1996.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Our principal sources of cash are from financing activities, including borrowings under our credit facilities, and sales of equity securities. Financing activities provided net cash of $16.8 million in 1998 compared to using cash of $0.4 million in 1997 and providing cash of $3.3 million in 1996. During 1998, we issued common stock providing net proceeds of $12.9 million compared to net proceeds of $2.1 million in 1997 and $6.2 million in 1996. During 1998 we completed an offer to the holders of our Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant, from which we received net proceeds of $10.9 million after deducting approximately $0.1 million of related expenses. The 1998 common stock proceeds were used to repay $1.6 million in term debt and to fund acquisitions. During 1998, we borrowed $13.0 million under our credit facilities compared to $2.9 million and $2.0 million during 1997 and 1996.

     PRINCIPAL DEBT INSTRUMENTS. As of December 31, 1998, we had an aggregate of $94.1 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $23.0 million is scheduled to mature during 1999. Certain of our debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 1998, we were not in compliance with several of these covenants; however we obtained waivers for the non-compliance from those lenders. In the future, we may not be able to comply with all of these covenants and no assurance can be given that if unable to comply, we will be able to obtain waivers from our lenders.

     We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debt facilities in the second quarter of 1999, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

     Our existing credit facility is a revolving line of credit with Comerica Bank -- Texas. The principal amount is the lesser of $45 million or a defined borrowing base. The credit facility bears interest at the prime rate of Comerica (which was 7.75% at December 31, 1998) and allows the borrowing of funds based on 80% of eligible accounts receivable and 50% of eligible inventory. At December 31, 1998, the borrowing capacity under the credit facility was $45 million and availability was $1.2 million. At March 26, 1999, the borrowing capacity was $45 million and availability was $2.2 million.

     We entered into a loan from a financial institution in the principal amount of $15 million that matures in November 1999. This loan bears interest at Libor plus 5.0%. In connection with the acquisitions of businesses, we also have entered into various term loans secured by machinery, equipment and real estate of the businesses acquired and issued a convertible debenture in connection with the acquisition of Beaird. See Note 8 to the Consolidated Financial Statements.

     BELLELI ENERGY. In 1998, we entered into an option agreement that grants us the right to purchase approximately 95% of Belleli Energy S.r.L.
("Belleli") through 2003. Belleli is an Italian company that manufactures thick walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. The option agreement calls for two payments annually totaling approximately $600,000 in 1999, $700,000 in 2000, $800,000 in 2001 and
$400,000 in 2002.

     We have agreed during the option period to support the financing of Belleli in order for it to achieve its operating plan. We anticipate that the majority of this financing will take the form of providing bonding for projects that Belleli undertakes, and to a lesser extent, working capital infusions. At December 31, 1998, we have provided $400,000 in working capital loans, which are supported by accounts receivable, and $520,000 in bonding support in the form of letters of credit, $254,000 of which have expired subsequent to year end. We currently anticipate that Belleli may need up to $20 million in financial support from us through the end of 1999 which may be in the form of bonding, working capital loans or other financing. To date, we have been able to provide financing support to Belleli through bonding arrangements with our bank and cash flow from operations; however, even if we are successful in refinancing certain of our debt facilities in the second quarter, there can be no assurance that such sources will continue to be available to the extent necessary to provide adequate support to Belleli, which would require us to pursue additional sources of financing on terms that may be less desirable or advantageous than our current arrangements or force us to sell to a third party all or part of our rights to purchase Belleli.

INFLATION

     Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.

SEASONALITY

     We believe that our business is not subject to any significant seasonal factors, and do not anticipate significant seasonality in the future.

YEAR 2000 COMPLIANCE

     We are exposed to the risk that the year 2000 issue (the "Year 2000
Issue") could cause system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1997, we undertook a corporate-wide initiative designed to assess the impact of the Year 2000 Issue on software and hardware utilized in our operations, including information technology infrastructure ("IT") and embedded manufacturing control technology ("Non-IT") and the impact, if any, that the year 2000 issue, as it relates to customers and suppliers could have on our business.

     This initiative is being conducted in three phases: assessment, implementation and testing. During the assessment phase, we completed a comprehensive inventory of IT and Non-IT systems and equipment. Many of our IT systems include hardware and packaged software recently purchased from large vendors who have represented that these systems are already year 2000 compliant. However, we have determined that it will be necessary to modify portions of our financial and accounting software.

     We believe that with modifications to existing software, the Year 2000 Issue can be mitigated. The implementation of these remediation efforts is underway and is expected to be completed by June 30, 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations. We plan to complete the testing of the year 2000 modifications as these modifications are implemented. We have not established a contingency plan but intend to formulate one to address unavoidable risks, and we expect to have the contingency plan formulated by mid-1999.

     We do not currently rely on the IT systems of other companies; however, failure of our suppliers or customers to become year 2000 compliant might have a material adverse impact on our operations. We intend to continue to pursue an acquisition strategy and, as a result, there can be no assurance that the IT systems being used by an acquired company will be compliant with the Year 2000 Issue or that any such conversion or failure to convert an acquired system would not have an adverse effect on our business, financial condition, results of operations or cash flows.

     Efforts with respect to the Year 2000 Issue have been handled internally by our management and our other employees. Costs of developing and carrying out this initiative are being funded from operations and have not represented a material expense. We have not completed our remediation efforts but currently believe that the costs of the Year 2000 Issue will not be significant and will not have a material adverse impact on our business, financial condition, results of operations or cashflows.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which revises certain disclosure requirements about pensions and postretirement benefits. It does not change the measurement or recognition of these plans and is effective for fiscal years beginning after December 15, 1997.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants reached a consensus on Statement of Position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for the fiscal years beginning after December 15, 1998. We are evaluating what, if any, impact this SOP will have on us upon implementation.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. This statement establishes accounting and reporting standards for derivative instrument embedded in other contracts. This statement is effective for all fiscal years beginning after June 15, 1999. We are currently evaluating what impact adoption of this statement will have on our consolidated financial statements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding our estimate of sufficiency of existing capital resources and ability to raise additional capital to fund cash requirements for future operations. Although we believe that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that the expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve these expectations is contingent upon a number of factors, which include demand for products, need for additional capital for newly acquired companies and the ability to complete new acquisitions.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     We are exposed to some market risk due to the floating interest rate under our revolving line of credit. Under the revolving line of credit, the principal balance is due in June 2000. As of December 31, 1998, the revolving line of credit had a principal balance of $41.4 million at a floating interest rate of 7.75% per annum. We also have $27.0 million of long-term debt bearing interest at Libor plus 2.5% to 5%. The Libor rate as of December 31, 1998 was 5.56%. A 1.0% increase in interest rates could result in a $0.7 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required hereunder are included in this report as set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the heading "Principal Stockholders" and "Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.  Financial Statements

         See index to consolidated financial statements on page F-1.

     b.  Reports on Form 8-K

         We filed an amendment to a Current Report on Form 8-K dated October 28, 1998 disclosing the historical and pro forma financial statements of A&B Bolt.

         We filed a Current Report on Form 8-K dated November 18, 1998 that included our financial statements, which were restated to give effect to the acquisitions of Ameritech, GHX, Moores and UWS, which were accounted for as poolings-of-interest.

     c.  Exhibits

         See the Exhibit Index appearing on page EX-1.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH 1999.

                                                INDUSTRIAL HOLDINGS, INC.
                                          By: ____/s/__CHRISTINE A. SMITH_______
                                             CHRISTINE A. SMITH (CHIEF FINANCIAL
                                                 OFFICER AND VICE PRESIDENT)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH 1999.

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------
                By: /s/ROBERT E. CONE                   Chairman of the Board of Directors, President and Chief
                    ROBERT E. CONE                        Executive Officer (Principal Executive Officer)
              By: /s/CHRISTINE A. SMITH                 Vice President and Chief Financial Officer (Principal
                  CHRISTINE A. SMITH                      Financial Officer and Chief Accounting Officer)
              By: /s/CHARLES J. ANDERSON                Director
                 CHARLES J. ANDERSON
              By: /s/JAMES H. BROCK, JR.                Director
                 JAMES H. BROCK, JR.
                By: /s/JAMES W. KENNEY                  Director
                   JAMES W. KENNEY
                By: /s/JOHN P. MADDEN                   Director
                    JOHN P. MADDEN
               By: /s/BARBARA S. SHULER                 Director
                  BARBARA S. SHULER
               By: /s/JOHN L. THOMPSON                  Director
                   JOHN L. THOMPSON

                           INDUSTRIAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                         PAGE
                                       ---------

Independent Auditors' Reports........        F-2

Consolidated Balance Sheets at
  December 31,
  1998 and 1997......................        F-9

Consolidated Statements of Income For
  the Years Ended December 31,
  1998, 1997 and 1996................       F-10

Consolidated Statements of Cash Flows
  For the Years Ended December 31,
  1998, 1997 and 1996................       F-11

Consolidated Statements of
  Shareholders' Equity For the Years
  Ended December 31,
  1998, 1997 and 1996................       F-13

Notes to Consolidated Financial
  Statements.........................       F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Industrial Holdings, Inc.
  Houston, Texas

     We have audited the accompanying consolidated balance sheets of Industrial Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements give retroactive effect to the mergers of the Company and GHX, Incorporated and Subsidiary ("GHX"), Whir Acquisition, Inc., d/b/a/ Ameritech Fastener Manufacturing, Inc. ("Ameritech"), Moores Pump and Supply, Inc. ("Moores") and United Wellhead Services, Inc. ("UWS") in 1998, all of which have been accounted for as a poolings-of-interest as described in
Note 3 to the consolidated financial statements. We did not audit the balance sheet of Ameritech as of December 31, 1997, or the related statements of income, shareholders' equity, or cash flows for the year then ended, such statements reflect total assets of $610,000 as of December 31, 1997 and total sales of $1,695,000 for the year then ended. We did not audit the consolidated balance sheet of UWS as of December 31, 1997, or the related consolidated statements of operations, stockholders' equity or cash flows for the year then ended, which statements reflect total assets of $4,897,000 as of December 31, 1997 and total revenues of $11,237,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Ameritech and UWS for 1997, is based solely on the reports of such other auditors. We did not audit the financial statements of Moores for the year ended April 30, 1997, such statements reflect $13,419,000 of sales for the year then ended. We did not audit the consolidated financial statements of GHX for the year ended June 30, 1997, such statements reflect $21,849,000 of net sales for the year then ended. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moores and GHX for such periods, is based solely on the reports of such other auditors. As described in Note 3 to the consolidated financial statements, subsequent to the issuance of the reports of the other auditors, the financial statements of Moores and the consolidated financial statements of GHX were restated to conform to the fiscal year of the Company for the years ended December 31, 1998 and 1997.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The consolidated financial statements of the Company for the years ended December 31, 1996, prior to their restatement for the 1998 poolings-of-interests, were audited by other auditors, and their report dated March 5, 1997, expressed an unqualified opinion on those statements. The consolidated financial statements of UWS for the year ended December 31, 1996 were also previously audited by other auditors, and their report dated February 12, 1998 expressed an unqualified opinion on those statements. The financial statements of Ameritech for the year ended December 31, 1996 were also previously audited by other auditors, and their report dated January 22, 1998 expressed an unqualified opinion on those statements. The consolidated financial statements of GHX for the years ended June 30, 1997 and 1996 were also previously audited by other auditors, and their report dated September 19, 1997 expressed an unqualified opinion on those statements. The financial statements of Moores for the years ended April 30, 1997 and 1996 were also previously audited by other auditors, and their report dated June 17, 1997 expressed an unqualified opinion on those statements. We audited the adjustments described in Note 3 that were applied to restate the 1997 and 1996 financial statements of Moores and the 1997 and 1996 consolidated financial statements of GHX. In our opinion, such adjustments are appropriate and have been properly applied. We audited the combination of the accompanying consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1996, after restatement for the 1998 poolings-of-interest. In our opinion, such consolidated statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
March 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Industrial Holdings, Inc.

     In our opinion, the consolidated statements of income, cash flows and shareholders' equity (not presented separately herein) of Industrial Holdings, Inc. and its subsidiaries as they existed prior to the pooling-of-interests transaction described in Note 3, present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 5, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Moores Pump and Supply, Inc.:

     We have audited the balance sheets of Moores Pump and Supply, Inc. (a Louisiana corporation) as of April 30, 1997, and the related statements of income, retained earnings and cash flows for each of the years in the two year period ended April 30, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free or material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moores Pump and Supply, Inc. as of April 30, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
June 17, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Industrial Holdings, Inc.

     We have audited the accompanying Balance Sheets of WHIR Acquisition, Inc., dba Ameritech Fastener Manufacturing, Inc. (an S Corporation) as of December 31, 1997 and 1996, and the related Statements of Operations, Shareholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHIR Acquisition, Inc., dba Ameritech Fastener Manufacturing, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas
January 22, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
  UNITED WELLHEAD SERVICES, INC.
  Corpus Christi, Texas

     We have audited the consolidated balance sheets of UNITED WELLHEAD SERVICES, INC. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of results of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of UNITED WELLHEAD SERVICES, INC. and subsidiary at December 31, 1997 and 1996, and the results of their operations and cash flows for each of two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

KARLINS ARNOLD & CORBITT, P.C.
(Successors to Karlins Fuller Arnold & Klodsky, P.C.)

The Woodlands, Texas
February 12, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GHX, Incorporated and Subsidiary

     We have audited the consolidated balance sheets of GHX, Incorporated and Subsidiary as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GHX, Incorporated and Subsidiary as of June 30, 1997 and 1996 and the results of its operations and cash flows for each of the years in the two year period ended June 30, 1997 in conformity with generally accepted accounting principles.

SIMONTON, KUTAC & BARNIDGE, LLP

Houston, Texas
September 19, 1997

                           INDUSTRIAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
                                       -------------------------------
                                            1998             1997
                                       ---------------  --------------
               ASSETS
Current assets:
Cash and equivalents.................  $     3,262,670  $    1,677,400
Accounts receivable -- trade, net....       44,276,132      21,392,147
Contracts in progress with revenues
  in excess of progress billings.....        5,428,987        --
Inventories..........................       46,530,397      20,020,386
Employee advances....................           58,823         113,681
Notes receivable, current portion....        4,364,106       1,362,095
Other current assets.................        4,571,035       1,096,698
                                       ---------------  --------------
     Total current assets............      108,492,150      45,662,407
Property and equipment, net..........       55,134,141      26,399,464
Notes receivable, less current
  portion............................        1,470,409       1,677,511
Investment in unconsolidated limited
  partnership........................        1,290,930        --
Other assets.........................        3,352,223       1,490,133
Goodwill and other intangible assets,
  net................................       27,242,498      12,372,887
                                       ---------------  --------------
     Total assets....................  $   196,982,351  $   87,602,402
                                       ===============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable........................  $    41,386,422  $   14,993,496
Accounts payable -- trade............       20,460,797      10,837,780
Billings in excess of costs and
  estimated earnings on long-term
  contracts..........................        4,565,760        --
Accrued expenses and other...........        8,276,431       5,699,277
Current portion of long-term debt....       23,049,999       3,554,962
                                       ---------------  --------------
     Total current liabilities.......       97,739,409      35,085,515
Long-term debt, less current
  portion............................       29,648,637      12,953,100
Deferred compensation payable, less
  current portion....................          216,021         241,778
Deferred income taxes payable........        4,408,248       2,864,154
                                       ---------------  --------------
     Total liabilities...............      132,012,315      51,144,547
                                       ---------------  --------------
Commitments and contingencies -- Note
  9
Shareholders' equity
     Preferred stock $.01 par value,
       7,500,000 shares authorized,
       no shares issued or
       outstanding
     Common stock $.01 par value,
       50,000,000 shares authorized,
       13,028,635 and 10,307,656
       shares issued and outstanding
       for 1998 and 1997,
       respectively..................          130,286         103,077
     Additional paid-in capital......       50,876,425      27,252,844
     Retained earnings...............       14,908,325       9,101,934
     Notes receivable from
       officers -- Note 5............         (945,000)       --
                                       ---------------  --------------
          Total shareholders'
             equity..................       64,970,036      36,457,855
                                       ---------------  --------------
          Total liabilities and
             shareholders' equity....  $   196,982,351  $   87,602,402
                                       ===============  ==============

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------
                                            1998             1997             1996
                                       ---------------  ---------------  --------------
Sales................................  $   208,971,408  $   138,504,365  $   93,270,128
Cost of sales........................      159,991,800      101,891,851      71,588,933
                                       ---------------  ---------------  --------------
Gross profit.........................       48,979,608       36,612,514      21,681,195
Selling, general and administrative
  expenses...........................       35,975,586       26,859,713      17,168,603
                                       ---------------  ---------------  --------------
Income from operations...............       13,004,022        9,752,801       4,512,592
                                       ---------------  ---------------  --------------
Other income (expense):
Interest expense.....................       (4,928,347)      (2,452,557)     (1,906,583)
Interest income......................          521,771          160,231         160,954
Earnings from equity investment in
  unconsolidated limited
  partnership........................          840,930        --               --
Other income, net....................          442,407          535,012         111,624
                                       ---------------  ---------------  --------------
Total other income (expense).........       (3,123,239)      (1,757,314)     (1,634,005)
                                       ---------------  ---------------  --------------
Income before income taxes...........        9,880,783        7,995,487       2,878,587
Income tax expense...................        3,872,731        3,197,433       1,015,325
                                       ---------------  ---------------  --------------
Net income...........................        6,008,052        4,798,054       1,863,262
Distributions to shareholders........           34,297          130,242          77,290
                                       ---------------  ---------------  --------------
Net income available to common
  shareholders.......................  $     5,973,755  $     4,667,812  $    1,785,972
                                       ===============  ===============  ==============
Basic earnings per share.............  $           .49  $           .48  $          .24
Diluted earnings per share...........  $           .47  $           .43  $          .22
Weighted average number of common
  shares outstanding -- basic........       12,289,297        9,778,226       7,348,855
Weighted average number of common
  shares outstanding dilutive
  securities.........................       13,014,599       10,691,903       7,999,343

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------
                                            1998             1997            1996
                                       ---------------  --------------  --------------
Cash flows from operating activities:
Net income...........................  $     6,008,052  $    4,798,054  $    1,863,262
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization...        4,958,456       3,103,887       1,823,790
     Equity in earnings of
       unconsolidated limited
       partnership...................         (840,930)
     Deferred income tax provision...        1,539,859         303,009         455,060
     Deferred compensation paid......         (174,472)        (43,754)       (109,203)
     Income tax benefit from stock
       options
       exercised.....................           48,572         163,664
     Other...........................                                            7,500
     Changes in assets and
       liabilities, net of effect of
       purchase acquisitions:
          Accounts receivable........      (14,269,002)     (3,408,840)       (642,780)
          Employee advances..........           54,858          18,263        (109,373)
          Inventories................       (3,811,397)       (702,812)     (1,152,064)
          Notes receivable...........       (2,794,909)     (1,367,664)         53,466
          Other assets...............       (3,138,390)       (279,885)       (356,634)
          Accounts payable and
             accrued expenses........        6,107,670         615,510         229,635
                                       ---------------  --------------  --------------
               Net cash provided
                  (used) by operating
                  activities.........       (6,311,633)      3,199,432       2,062,659
Cash flows from investing activities:
     Purchase of property and
       equipment.....................       (5,021,944)     (3,571,263)     (3,394,135)
     Proceeds from disposals of
       property and equipment, net...          376,315         673,392          69,787
     Business acquisitions, net of
       cash..........................       (4,239,334)     (2,150,662)
     Cash obtained in purchase of
       American......................                                        1,244,666
     Additional consideration paid to
       former shareholders of
       Landreth......................                                          (29,491)
                                       ---------------  --------------  --------------
               Net cash used by
                  investing
                  activities.........       (8,884,963)     (5,048,533)     (2,109,173)

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            1998            1997            1996
                                       --------------  --------------  --------------
Cash flows from financing activities:
     Net (repayments) borrowings
       under revolving line of
       credit........................  $   11,756,321  $     (658,921) $      479,603
     Proceeds from issuance of
       long-term debt................       1,272,195       3,603,342       1,601,532
     Principal payments on notes
       payable and long-term debt....      (8,182,207)     (4,993,685)     (4,869,549)
     Proceeds from issuance of common
       stock.........................      12,914,854       2,136,978       6,248,281
     Notes receivable from
       officers......................        (945,000)
     Repurchase of common stock by an
       acquired company..............                        (330,610)
     Distributions to shareholders...         (34,297)       (130,242)        (77,290)
                                       --------------  --------------  --------------
          Net cash provided (used) by
             financing activities....      16,781,866        (373,138)      3,382,577
                                       --------------  --------------  --------------
Net increase (decrease) in cash and
  equivalents........................       1,585,270      (2,222,239)      3,336,063
Cash and equivalents, beginning of
  year...............................       1,677,400       3,899,639         563,576
                                       --------------  --------------  --------------
Cash and equivalents, end of year....  $    3,262,670  $    1,677,400  $    3,899,639
                                       ==============  ==============  ==============
Supplemental disclosure of noncash
  investing and financing activities:
     Conversion of debt to equity....                  $    3,093,000  $    1,619,100
     Redemption of preferred stock
       with debt.....................                         960,000        --
     Acquisition of businesses:
          Assets acquired............  $   83,307,736      24,828,899      11,443,214
          Liabilities assumed........      79,068,402      22,678,237      12,687,881

Supplemental disclosures of cash flow
  information:
     Cash paid for:
          Interest...................  $    4,344,227  $    2,425,666  $    1,848,246
          Income taxes...............       2,395,184       2,025,185         211,327

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                       NOTES
                                          PREFERRED STOCK          COMMON STOCK          ADDITIONAL                  RECEIVABLE
                                       ---------------------  -----------------------     PAID-IN       RETAINED        FROM
                                        SHARES    PAR VALUE     SHARES     PAR VALUE      CAPITAL       EARNINGS      OFFICERS
                                       ---------  ----------  ----------   ----------    ----------    ----------    ----------
Balance, January 1, 1996.............    202,960  $  960,000   6,756,199    $ 67,563     $8,720,616    $2,648,150    $  --
Issuance of common stock:
  Private placement..................                            300,000       3,000      1,007,000
  Tender offer to Class A
    warrantholders, net..............                            621,914       6,219      3,562,681
  Exercise of warrants and options...                            373,418       3,734      1,665,647
Conversion of debt to equity.........                            465,000       4,650      1,614,450
Distributions to shareholders........                                                                     (77,290)
Shortfall on sale of stock by former
  PVS shareholders -- Note 9.........                                                       (42,639)
Net income...........................                                                                   1,863,262
                                       ---------  ----------  ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1996...........    202,960     960,000   8,516,531      85,166     16,527,755     4,434,122
Insurance of common stock:
  Acquisitions.......................                            728,461       7,285      5,672,683
  Private placement..................                             71,530         715        644,790
  Exercise of warrants and options...                            462,680       4,627      1,486,846
Redemption of preferred stock........   (202,960)   (960,000)
Income tax benefits from stock
  options exercised..................                                                       163,664
Conversion of debt to equity.........                            528,454       5,284      3,087,716
Distributions to shareholders........                                                                    (130,242)
Repurchase of common stock by an
  acquired company...................                                                      (330,610)
Net income...........................                                                                   4,798,054
                                       ---------  ----------  ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1997...........                         10,307,656    $103,077     $27,252,844   $9,101,934
Issuance of common stock:
  Acquisitions.......................                          1,227,854      12,279     10,507,721
  Exercise of warrants and options...                          1,493,125      14,930     12,899,924
Income tax benefits from stock option
  exercised..........................                                                        48,572
Distributions to shareholders........                                                                     (34,297)
Transfer earnings of Sub S
  corporation........................                                                       167,364      (167,364)
Notes receivable.....................                                                                                 (945,000)
Net income...........................                                                                   6,008,052
                                       ---------  ----------  ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1998...........     --      $   --      13,028,635    $130,286     $50,876,425   $14,908,325   $(945,000)
                                       =========  ==========  ==========   ==========    ==========    ==========    ==========


                                         TOTAL
                                       ----------
Balance, January 1, 1996.............  $12,396,329
Issuance of common stock:
  Private placement..................   1,010,000
  Tender offer to Class A
    warrantholders, net..............   3,568,900
  Exercise of warrants and options...   1,669,381
Conversion of debt to equity.........   1,619,100
Distributions to shareholders........     (77,290)
Shortfall on sale of stock by former
  PVS shareholders -- Note 9.........     (42,639)
Net income...........................   1,863,262
                                       ----------
Balance, December 31, 1996...........  22,007,043
Insurance of common stock:
  Acquisitions.......................   5,679,968
  Private placement..................     645,505
  Exercise of warrants and options...   1,491,473
Redemption of preferred stock........    (960,000)
Income tax benefits from stock
  options exercised..................     163,664
Conversion of debt to equity.........   3,093,000
Distributions to shareholders........    (130,242)
Repurchase of common stock by an
  acquired company...................    (330,610)
Net income...........................   4,798,054
                                       ----------
Balance, December 31, 1997...........  $36,457,855
Issuance of common stock:
  Acquisitions.......................  10,520,000
  Exercise of warrants and options...  12,914,854
Income tax benefits from stock option
  exercised..........................      48,572
Distributions to shareholders........     (34,297)
Transfer earnings of Sub S
  corporation........................
Notes receivable.....................    (945,000)
Net income...........................   6,008,052
                                       ----------
Balance, December 31, 1998...........  $64,970,036
                                       ==========

                See notes to consolidated financial statements.

                           INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

     The consolidated financial statements, as presented, give retroactive effect to the 1998 acquisitions accounted for a poolings-of-interest (see Note
3). Industrial Holdings, Inc., incorporated in August 1989, operates in four business segments.

      (i) FASTENER MANUFACTURING AND DISTRIBUTION which manufactures industrial metal fasteners and metal components for sale primarily to manufacturers in the home furnishings and automotive industries and which manufactures and distributes industrial metal fasteners and fabricates and distributes gasket, hose, fittings and other products primarily to the petrochemical and chemical refining and oil and gas industries;

      (ii) HEAVY FABRICATION which manufactures and distributes medium and thick-walled pressure vessels, gas turbine casings, heat exchangers and other large machine weldments primarily to customers in the electric power, marine, petrochemical and medical equipment industries;

     (iii) VALVE MANUFACTURING AND REPAIR which remanufactures and sells pumps and high pressure valves, including pipelines valves, blow out preventers, manifold valves and wellhead valves, and distributes other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries; and

      (iv) MACHINE SALES AND SERVICE which sells new and used machine tools and provides export crating services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Industrial Holdings, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION

     For the majority of its operations, the Company recognizes revenues upon shipment of its product or upon completion of services it renders. Revenues and profits on long-term contracts are recognized using the percentage-of-completion method. The percentage-of-completion is determined by relating costs or labor incurred to date to management's estimate of total costs or total labor, respectively, to be incurred on each contract. Revisions of estimates are reflected in the year in which the facts necessatating the revisions become known. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts was $606,874 and $256,159 at December 31, 1998 and 1997, respectively.

  CREDIT RISK

     The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers'

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) financial condition and historically has not incurred significant credit losses. Notes receivable are collateralized by land, buildings and equipment.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of primarily cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book value of cash, trade accounts receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the related party amounts (see Note 9) due to the nature of the instruments. The fair values of the Company's debt instruments (see Notes 7 and 8) are representative of their carrying values based upon (i) variable rate terms or
(ii) management's opinion that the existing rates are equivalent to the current rates offered to the Company for fixed-rate long-term debt with the same maturities and security structure. The fair value of notes receivable approximates its carrying value and is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method ("FIFO") is used to determine the cost of substantially all of the inventories except for certain valve inventories for which the specific identification method is used to determine the cost.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 to 15 years for furniture and fixtures, machinery and equipment and leasehold improvements and 35 years for buildings). Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

  LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair market value of net tangible assets acquired. At December 31, 1998 and 1997, goodwill was $29,643,301 and $12,292,036 net of accumulated amortization of $2,446,617 and $1,369,835, respectively. Other intangible assets consist primarily of loan origination fees. Goodwill and other intangible assets are amortized over 5 to 30 years. Amortization expense was $1,122,355, $628,073, and $287,937 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated, with 1996 being restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, described below:

                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            1998            1997            1996
                                       --------------  --------------  --------------
EARNINGS FOR BASIC AND DILUTED
  COMPUTATION
     Net income......................  $    6,008,052  $    4,798,054  $    1,863,262
     Distributions to shareholders...         (34,297)       (130,242)        (77,290)
                                       --------------  --------------  --------------
     Net income used for basic
       earnings per share............       5,973,755       4,667,812       1,785,972
     Interest on convertible debt
       securities, net of tax........          87,656        --              --
                                       --------------  --------------  --------------
     Net income available to common
       shareholders..................  $    6,061,411  $    4,667,812  $    1,785,972
                                       ==============  ==============  ==============
BASIC EARNINGS PER SHARE
     Weighted average common shares
       outstanding...................      12,289,297       9,778,226       7,348,855
                                       ==============  ==============  ==============
     Basic earnings per share........  $          .49  $          .48  $          .24
                                       ==============  ==============  ==============
DILUTED EARNINGS PER SHARE
     Weighted average common shares
       outstanding...................      12,289,297       9,778,226       7,348,855
     Shares issuable from assumed
       conversion of common share
       options, warrants granted and
       debt conversion...............         725,302         913,677         650,488
                                       --------------  --------------  --------------
     Weighted average common shares
       outstanding, as adjusted......      13,014,599      10,691,903       7,999,343
                                       ==============  ==============  ==============
     Diluted earnings per share......  $          .47  $          .43  $          .22
                                       ==============  ==============  ==============

     There were 882,250 options for 1998 that were not included in EPS because the inclusion would have been anti-dilutive.

  CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Changes in assets and liabilities are presented net of the effect of the purchase of business.

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

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), Employer's Disclosures about Pensions and Other Postretirement Benefits, which revises certain disclosure requirements about pensions and postretirement benefits. It does not change the measurement or recognition of these plans and is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. This statement establishes accounting and reporting standards for derivative instrument embedded in other contracts. This statement is effective for all fiscal years beginning after June 15, 1999. The Company is currently evaluating what impact adoption of this statement will have on our consolidated financial statements.

     In June 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income. The statement was effective for fiscal years beginning after December 15, 1997 and required retroactive presentation of comprehensive income for all periods presented. For each of the years in the three years ended December 31, 1998, the Company had no transactions which would have given rise to comprehensive income.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accounting ("AICPA") reached a consensus on Statement of Position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for the fiscal year beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

3.  BUSINESS ACQUISITIONS:

     In February 1998, the Company acquired Philform, in July 1998, the Company acquired Beaird Industries, Inc. ("Beaird"), in August 1998, the Company acquired the assets and assumed certain liabilities of Ideal Products ("Ideal"), in August 1998, the Company acquired A&B Bolt and Supply, Inc. ("A&B") and in September 1998, the Company acquired the assets of Erie Manufacturing. The aggregate purchase price of these acquisitions were $58.1 million cash and assumed liabilities plus 1,227,854 shares of common stock valued at $10.5 million. The aggregate excess of cost over fair value of net assets acquired was $16.0 million. The final purchase price allocation of Philform, Beaird, Ideal and A&B are subject to certain adjustments relating to the appraised value of assets, final purchase price adjustments and to certain other accruals. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates.

     In March 1998, the Company acquired WHIR Acquisition, Inc., doing business as Ameritech Fastener Manufacturing, Inc. ("Ameritech") and GHX, Incorporated ("GHX"). In April 1998, the Company acquired Moores Pump and Supply, Inc. ("Moores") and in July 1998, the Company acquired United Wellhead Services, Inc. ("UWS") in transactions accounted for as pooling-of-interest (the "Poolings"). In the Poolings the outstanding capital stock of Ameritech, GHX, Moores and UWS (together, the "Pooled Companies") was exchanged for 3,665,036 shares of the Company's common stock.

     For purposes of restating the Company's consolidated financial statements to give retroactive effect to the Poolings, the consolidated financial statements of the Company as of December 31, 1997 and 1996 and for the two-year period ended December 31, 1997 were combined with (i) the financial statements of Ameritech as of December 31, 1997 and 1996 and for the two year period ended December 31, 1997, (ii) the financial statements of Moores as of December 31, 1997 and 1996 and for the two-year period ended December 31, 1997, and (iii) the consolidated financial statements of UWS, GHX and Moores as of

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
December 31, 1997 and 1996 and for the two-year period ended December 31, 1997. The consolidated financial statements of GHX as of June 30, 1997 and for the two-year period then ended and the financial statements of Moores as of April 30, 1997 and for the two-year period then ended have been restated to conform to the fiscal year of the Company. The Company's consolidated financial statements as of December 31, 1997 and 1996 and for the two-year period ended December 31, 1997 include all necessary adjustments to conform the fiscal periods of the Pooled Companies as previously presented to that of the Company.

     In February 1997, the Company acquired LSS-Lone Star-Houston, Inc. ("Lone Star"), in March 1997, the Company acquired Manifold Valve Services, Inc. ("MVS"), in May 1997, the Company acquired the assets and assumed certain liabilities of SRG Texas, Inc. and SRG Products Corporation (collectively, "SRG" or "GHX-Deer Park"), in August 1997, the Company acquired the assets and assumed certain liabilities of Rogers Equipment ("Rogers") and in November 1997, the Company acquired WALKER Bolt Manufacturing ("WALKER"). The aggregate purchase price of the acquisitions was $18.9 million cash and assumed liabilities plus 728,461 shares of common stock valued at $5,680,000. The aggregate excess of cost over the fair value of net assets acquired was $7.4 million. In November 1996, the Company acquired American Rivet Company, Inc. ("American") for $11.4 cash and assumed liabilities. The aggregate excess of cost over the fair value of net assets acquired in connection with the American acquisition was $3.7 million. These acquisitions have been accounted for by the purchase method of accounting and, accordingly assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates.

     On a pro forma unaudited basis, as if the 1998 and 1997 acquisitions as described above which were accounted for under the purchase method of accounting had occurred as of January 1, 1997, sales, net income and basic and diluted earnings per share would have been $265,386,000, $7,701,000, $.59 and $.55 for 1998 and $262,875,000, $9,977,000, $.89 and $.82 for 1997. On a pro forma unaudited basis, as if the 1997 and 1996 acquisitions had occurred as of January 1, 1996, sales, net income and basic and diluted earnings per share would have been $146,310,000, $5,266,000, $.52 and $.48 for 1997 and $128,081,000,
$2,746,000, $.33 and $.30 for 1996. The pro forma financial information does not purport to be indicative either of results of operations that would have occurred had the purchases been made at January 1, 1997 or 1996 or future results of operations of the combined companies.

4.  INVENTORIES:

     Inventories at December 31, consist of:

                                            1998            1997
                                       --------------  --------------
Raw materials........................  $   12,451,960  $    3,197,946
Finished goods.......................      23,628,114      12,997,720
Other................................      10,450,323       3,824,720
                                       --------------  --------------
                                       $   46,530,397  $   20,020,386
                                       ==============  ==============

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  NOTES RECEIVABLE:

Notes receivable at December 31 consist of the following:

                                            1998            1997
                                       --------------  --------------
Note receivable from affiliate with
  interest at 8.5% due on demand,
  unsecured..........................  $    2,609,139
Notes receivable from former
  shareholders of acquired companies
  due in 1999........................       1,312,287  $    1,108,632
Mortgage note receivable with
  interest at 9.53% due in monthly
  installments of $15,166 through
  February 2007 secured by land and
  building...........................       1,030,120       1,109,838
Notes receivable from employees due
  June 1999, unsecured...............         210,865         431,716
Note receivable from Belleli with
  interest at 8.5% due in 1999 and
  secured by accounts receivables....         400,000
Various installment notes receivable
  from assets sales due through 2000
  primarily secured by equipment.....         268,093         383,281
Other notes receivable...............           4,012           6,139
                                       --------------  --------------
                                            5,834,515       3,039,606
Less current portion.................       4,364,106       1,362,095
                                       --------------  --------------
                                       $    1,470,409  $    1,677,511
                                       ==============  ==============

     At December 31, 1998, the Company had notes receivable from officers of $945,000. Notes totaling $695,000 and bearing interest of 5.7% are due in 1999. One note in the amount of $250,000 at 6.1% is due in 2003.

6.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consist of:

                                            1998            1997
                                       --------------  --------------
Land.................................  $    2,875,655  $    1,716,990
Buildings and improvements...........      13,181,525       5,483,683
Machinery and equipment..............      47,412,937      25,839,250
Furniture and fixtures...............       2,758,387       2,358,182
Construction in progress.............         858,201        --
                                       --------------  --------------
                                           67,086,705      35,398,105
Less -- accumulated depreciation and
  amortization.......................     (11,952,564)     (8,998,641)
                                       --------------  --------------
                                       $   55,134,141  $   26,399,464
                                       ==============  ==============

     Depreciation expense was $3,836,101, $2,475,814 and $1,535,853 for 1998,
1997 and 1996, respectively.

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  NOTES PAYABLE:

Notes payable at December 31 consists of the following:

                                            1998            1997
                                       --------------  --------------
Revolving lines of credit with banks
  which provide for borrowings up to
  the lesser of a defined borrowing
  base or $45,000,000, $1,191,468
  available at December 31, 1998,
  principal due on demand through
  1999, interest payable monthly at
  prime (7.75% at December 31, 1998),
  secured by substantially all assets
  of the Company.....................  $   41,386,422  $   14,722,562
9% notes payable to individuals due
  December 31, 1998 including
  interest, unsecured................                         237,754
Other notes payable..................        --                33,180
                                       --------------  --------------
                                       $   41,386,422  $   14,993,496
                                       ==============  ==============

8.  LONG-TERM DEBT:

                                            1998            1997
                                       --------------  --------------
Notes payable to banks with monthly
  principal payments of $222,494 plus
  interest at prime (7.75% at
  December 31, 1998), maturing on
  November 1, 1997 through 2005,
  secured by certain assets of the
  Company............................  $   14,099,052  $    1,263,804
Note payable to a financial
  institution -- maturing November
  1999 with interest at Libor + 5%
  (10.6% at December 31, 1998)payable
  monthly, unsecured.................      15,000,000
Notes payable to a financial
  institution with monthly principal
  payments of $215,298 plus interest
  at libor + 2.5% (8.06% at December
  31, 1998), maturing December 2003
  and October 2004 and secured by
  certain equipment..................      12,038,888       7,888,889
Convertible debenture payable to
  former shareholder of Beaird
  payable in three annual
  installments of $1,770,833 plus
  interest at 4% thereafter June
  2001, unsecured, with principal and
  interest convertible to the
  Company's common stock at $12.75
  per share..........................       5,312,500
Various notes payable in monthly
  installments, including interest
  ranging from 7.65% to 10%, maturing
  2004 through 2010, secured by real
  estate.............................       3,030,550       1,166,771
Various notes payable to individuals,
  payable in monthly installments
  including interest ranging from 5%
  to 8%, maturing June 1998 through
  February 2007, primarily
  unsecured..........................       1,435,121       1,770,898
Various installment notes, payable in
  monthly installments through 2003,
  including interest ranging from
  7.6% to 16%, secured primarily by
  equipment..........................       1,782,525       4,405,200
Other notes..........................        --                12,500
                                       --------------  --------------
                                           52,698,636      16,508,062
Less -- current portion..............      23,049,999       3,554,962
                                       --------------  --------------
                                       $   29,648,637  $   12,953,100
                                       ==============  ==============

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of long-term debt at December 31, 1998 are as follows:

Year ended December 31:
     1999............................  $   23,049,999
     2000............................       8,240,537
     2001............................       7,446,921
     2002............................       4,356,814
     2003............................       6,135,963
     Thereafter......................       3,468,402
                                       --------------
                                       $   52,698,636
                                       ==============

     Certain of the company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum rates of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 1998, the Company was not in compliance with several of these covenants. Subsequently, the Company has received waivers on compliance with these covenants from the applicable lending institutions.

9.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

     The Company has entered into noncancellable operating leases with related parties for buildings and other third parties for buildings and equipment expiring in various years through 2007. Rent payments to the related parties were $183,000 for 1998, $528,800 for 1997 and $478,800 for 1996. Aggregate rent expense on all operating leases amounted to $2,827,226, $1,843,267 and $1,710,039 for the years 1998, 1997 and 1996. Future minimum lease payments are as follows:

Year ended December 31:
     1999............................  $  2,090,001
     2000............................     1,839,786
     2001............................     1,353,886
     2002............................     1,048,745
     2003............................       561,238
     Thereafter......................     1,335,955
                                       ------------
                                       $  8,229,611
                                       ============

     Lease commitments to related parties are $188,000, $116,000, $96,000 for 1999, 2000, 2001, respectively, and $56,800 annually thereafter through 2003 with an option to renew one building lease for an additional five years. Additionally, the Company has an option to purchase that same leased premises at a price equal to the outstanding indebtedness at the time the option is exercised.

     In connection with its 1998 acquisition of GHX, an officer of the Company who was a minority shareholder of GHX, received 24,345 shares of the Company's common stock.

     During 1998, the Company paid St. James Capital Corp. $1,000,000 in advisory fees in connection with the acquisitions of various companies. Mr. John Thompson, a director of the Company is also a director and president of St. James Capital Corp.

     In connection with the 1997 purchase of Lone Star, the Company issued a note payable to the former shareholder and president of Lone Star with quarterly principal and interest payments of $30,575, maturing in January 2002 (see Note
8).

     During 1996, the Company and a partnership providing a portion of the financing for the American acquisition, entered into a consulting agreement whereby the Company provided consulting services to the

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

partnership relating to the acquisition and operations of one of the partnership's investee companies. Fees for these consulting services were $100,000 and are included in other income, net in 1996.

     In 1998, the Company entered into an option agreement which grants the Company the right to purchase approximately 95% of Belleli Energy S.r.L. through 2003. Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. The option agreement calls for two payments annually totaling approximately $600,000 in 1999, $700,000 in 2000, $800,000 in 2001 and $400,000 in 2002. At December
31, 1998, the Company had made one payment in the amount of $287,500. Additionally, under the option agreement, the Company is to provide certain financing to Belleli. At December 31, 1998, the Company had a note receivable from Belleli for $400,000 which is secured by accounts receivable and had provided letters of credit to customers and suppliers of Belleli totaling $520,000, $254,000 of which have expired subsequent to year end. The Company currently anticipates that Belleli may need up to $20 million in financial support from the Company through the end of 1999. To date, the Company has been able to provide financing support to Belleli through bonding arrangements with its bank and cash flow from its operations; however, there can be no assurance that such sources will continue to be available to the extent necessary to provide adequate support to Belleli, which would require the Company to pursue other sources of financing on terms that may be less desirable or advantageous than its current arrangements, or force the Company to sell to a third party all or part of its rights to purchase Belleli.

     In connection with the 1992 purchase of Landreth Engineering Company ("Landreth"), former Landreth shareholders were entitled to additional consideration based upon the level of Landreth's pretax profits through 1997, not to exceed $500,000 in the aggregate. For 1996, the Company paid these shareholders $29,491 as additional consideration. No amounts were payable under this agreement for 1997 and no further obligation exists.

     In connection with the 1992 purchase of Pipeline Valve Specialty Company, Inc. ("PVS"), the former PVS shareholders agreed not to sell their shares except in accordance with an agreement with the Company. The Company was obligated to pay two of the former PVS shareholders the difference between $5 per share and the proceeds they received upon sale of their common stock. These obligations were satisfied in 1996.

     At December 31, 1998, the Company had $2,422,000 in letters of credit outstanding.

     The Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

10.  INCOME TAXES:

     The provision for income taxes for the years ended December 31 is as follows:

                                           1998          1997          1996
                                       ------------  ------------  ------------
Current
     Federal.........................  $  1,941,872  $  2,558,607  $    428,816
     State...........................       391,000       335,817       131,449
                                       ------------  ------------  ------------
                                          2,332,872     2,894,424       560,265
Deferred, primarily federal..........     1,539,859       303,009       455,060
                                       ------------  ------------  ------------
Income tax expense...................  $  3,872,731  $  3,197,433  $  1,015,325
                                       ============  ============  ============

     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1998, the Company has net operating loss (NOL) carryforwards of approximately $1,296,000 for income tax purposes which expire in 2007 and 2009. These losses may presently be offset against the future income of

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the applicable subsidiary only. Of the carryforward amount, $296,000 may be used at any time prior to its expiration. The remaining net operating loss carryforwards are subject to annual limitations.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes, primarily resulting from the acquisitions of the Company's subsidiaries. During 1996 the Company reduced the deferred tax asset valuation allowance by $239,000 to reflect $101,000 in deferred tax assets used and to recognize deferred tax assets of $138,000. The recognized deferred tax assets are based upon expected utilization of net operating loss carryforwards of its subsidiaries. The Rex Group, Inc. ("REX") and United Wellhead Services, Inc. ("UWS"), and reversal of certain temporary differences. The Company has assessed its past earnings history and trends and that of its subsidiaries, as well as expected revenues, cost reductions and expiration dates of carryforwards and has determined that it is more likely than not these deferred tax assets will be realized.

     The major components of deferred income tax assets and liabilities at December 31 are as follows:

                                            1998            1997
                                       --------------  --------------
Deferred income tax liabilities:
     Depreciation....................  $   (5,123,016) $   (3,563,383)
     Other...........................        (982,115)     (1,044,132)
                                       --------------  --------------
               Total deferred income
                  tax liabilities....      (6,105,131)     (4,607,515)
                                       --------------  --------------
Deferred income tax assets:
     Net operating loss
       carryforwards.................         440,602         465,716
     Inventory.......................         371,598         466,857
     Other...........................         884,682         810,788
                                       --------------  --------------
               Total deferred income
                  tax assets.........       1,696,882       1,743,361
                                       --------------  --------------
Deferred income tax liability, net...  $   (4,408,249)     (2,864,154)
                                       ==============  ==============

     A reconciliation of income tax expense computed at statutory rates to income tax expense for the years ended December 31 is as follows:

                                           1998          1997          1996
                                       ------------  ------------  ------------
Tax at statutory rate................  $  3,359,466  $  2,718,465  $    978,719
Effect of permanent difference.......       358,179       284,435       133,354
Reduction in deferred tax asset
  valuation allowance................                                  (238,873)
Tax effect of Sub S corporation net
  income.............................        (1,966)      (77,438)      (23,754)
Other................................      (101,008)       50,332        79,123
State income taxes, net of federal
  benefit............................       258,060       221,639        86,756
                                       ------------  ------------  ------------
                                       $  3,872,731  $  3,197,433  $  1,015,325
                                       ============  ============  ============

11.  SHAREHOLDERS' EQUITY:

  COMMON STOCK

     Holders of the Company's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DISTRIBUTION TO SHAREHOLDERS

     Distributions to shareholders consist of distributions to Sub S corporation shareholders prior to the acquisition of the Sub S corporation by the Company as well as in 1997 and 1996 dividends earned by holders of preferred stock of acquired companies prior to acquisition by the Company.

  WARRANTS TO ACQUIRE COMMON STOCK

     In 1998, the Company completed an offer to the holders of Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant. The Company received net proceeds of $10.9 million after deducting approximately $0.1 million of related expenses.

     The following table sets forth the outstanding warrants to acquire 3,506,863 shares of common stock as of December 31, 1998:

                                          NUMBER OF
                                        COMMON SHARES
                                        --------------
Class B redeemable warrants to
  acquire common stock at $10.00 per
  share issued in connection with
  initial public offering and with
  tender offer to Class B
  warrantholders currently
  exercisable, expiring on January
  14, 2000, redeemable upon 30 days
  notice.............................        149,375
Class C redeemable warrants to
  acquire common stock at $15.00 per
  share issued in connection with
  tender offer to Class B
  warrantholders, currently
  exercisable, expiring on January
  14, 2000, redeemable if closing bid
  price of common stock equals or
  exceeds $20.00 for 20 consecutive
  days...............................      1,724,603
Class D redeemable warrants to
  acquire common stock at $15.00 per
  share issued in connection with
  tender offer to Class B
  warrantholders, currently
  exercisable, expiring on January
  14, 2000, redeemable if closing bid
  price of common stock equals or
  exceeds $22.50 for 20 consecutive
  days...............................      1,102,689
Warrant to acquire common stock at
  $3.27 per share issued in
  connection with private financing,
  currently exercisable, expiring on
  December 8, 2000...................        117,909
Warrant to acquire common stock at
  $7.00 per share issued in
  connection with acquisition
  financing, currently exercisable,
  expiring on November 18, 2001......        382,287
Warrant to acquire common stock at
  $10.00 per share, currently
  exercisable, expiring on June 18,
  2007...............................         30,000

EMPLOYEE STOCK OPTION PLAN

     At December 31, 1998, the Company has a stock-based compensation plan under which shares or options can be granted to employees. The Company measures compensation cost for this plan using the intrinsic value method of accounting prescribed by APB Option No. 25 "Accounting for Stock Issued to Employees." Given the terms of the plan, no compensation cost has been recognized for stock options granted under the plan.

     Under the 1998 Incentive Stock Plan ("Plan"), the Company may grant incentive or nonqualified options to key employees. As of December 31, 1998, there were 2.3 million shares of common stock reserved for issuance under the Employee Plan. The option price per share is generally the fair market value on the date the option is granted and each option is exercisable into one share of common stock. The options under the Employee Plan are exercisable immediately to five years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire ten years from the date of the grant.

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about employee stock options outstanding at December 31:

                                               1998                    1997                   1996
                                       --------------------    --------------------    -------------------
                                                   WEIGHTED                WEIGHTED               WEIGHTED
                                                   AVERAGE                 AVERAGE                AVERAGE
                                                   EXERCISE                EXERCISE               EXERCISE
            FIXED OPTIONS               SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
-------------------------------------  ---------   --------    --------    --------    -------    --------
Outstanding at beginning of the
  year...............................    522,750    $ 6.68      438,000     $ 4.09     253,000     $ 2.97
Granted..............................    822,000    $11.87      208,750     $ 9.87     233,000     $ 5.09
Exercised............................   (156,800)   $ 4.42     (124,000)    $ 2.90     (45,000)    $ 3.00
Forfeited............................     (8,250)   $ 9.82        --         --         (3,000)    $ 3.13
                                       ---------   --------    --------    --------    -------    --------
Outstanding at end of year...........  1,179,700    $10.57      522,750     $ 6.68     438,000     $ 4.09
                                       ---------   --------    --------    --------    -------    --------
Options exercisable at end of year...    455,077    $ 8.79      293,250     $ 5.34     296,000     $ 3.33
Weighted-average fair value of
  options granted during the year at
  market price.......................    186,500    $ 3.70      208,750     $ 2.92      83,000     $ 1.64
Weighted-average fair value of
  options granted during the year
  where exercise price is greater
  than market price at grant date....    631,000    $ 5.99        --         --        150,000     $ 2.22

DIRECTORS' STOCK OPTION PLAN

     The Company has a stock option plan for Non-Employee Directors (the "Director Plan"). At December 31, 1998, there were 150,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and annually thereafter. Grants vest over nine months and are exercisable until the tenth anniversary of the date of grant. Grants have an exercise price equal to the fair market value of the Company's stock on the date of grant.

     The following table summarizes information about directors stock options outstanding at December 31:

                                                1998                     1997                     1996
                                       ----------------------   ----------------------   ----------------------
                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                                    EXERCISE                 EXERCISE                 EXERCISE
            FIXED OPTIONS                SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
-------------------------------------  ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of the
  year...............................      60,000    $  6.78        80,000    $  2.90        60,000    $  2.38
Granted..............................      25,000    $ 12.50        25,000    $ 11.60        25,000    $  4.06
Exercised............................     (10,000)   $  2.38       (45,000)   $  2.56        (5,000)   $  2.38
                                       ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at end of year...........      75,000    $  9.20        60,000    $  6.78        80,000    $  2.90
                                       ----------   ---------   ----------   ---------   ----------   ---------
Options exercisable at end of year...      75,000    $  9.20        60,000    $  6.78        80,000    $  2.90
                                       ----------   ---------   ----------   ---------   ----------   ---------
Weighted-average fair value of
  options granted during the year at
  market price.......................                               25,000    $  3.25        25,000    $  1.19
Weighted-average fair value of
  options granted during the year
  where exercise price is greater
  than market price at grant date....      25,000    $  5.07

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998.

                                                               WEIGHTED
                                                               AVERAGE         WEIGHTED                             WEIGHTED
                                             NUMBER           REMAINING        AVERAGE            NUMBER            AVERAGE
              RANGE OF                   OUTSTANDING AT      CONTRACTUAL     EXERCISABLE      EXERCISABLE AT      EXERCISABLE
         EXERCISABLE PRICES             DECEMBER 31, 1998        LIFE           PRICE        DECEMBER 31, 1998       PRICE
-------------------------------------   -----------------    ------------    ------------    -----------------    ------------
$2.38................................          5,000              5.8           $ 2.38              5,000            $ 2.38
$4.00 - $5.00........................        180,000              6.8           $ 4.77            180,000            $ 4.77
$9.00 - $10.50.......................        389,200              8.6           $ 9.74            174,077            $ 9.81
$11.38 - $12.50......................        651,000              8.8           $12.46            171,000            $12.34
$13.75...............................         25,000              9.6           $13.75            --                 --

     The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SAFS No. 123 "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected volatility range of .445% to .460%, a risk-free interest rate of 5.75%; and expected lives of 3 to 6 years for stock options granted. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:

                                                                           1998          1997          1996
                                                                       ------------  ------------  ------------
Net income...........................  As reported                     $  6,008,052  $  4,798,054  $  1,863,262
                                       Pro forma                       $  4,515,060  $  4,380,139  $  1,636,693
Earnings per share:
     Basic...........................  As reported                     $        .49  $        .48  $        .24
                                       Pro forma                       $        .36  $        .44  $        .21
     Diluted.........................  As reported                     $        .47  $        .43  $        .22
                                       Pro forma                       $        .35  $        .40  $        .19

12.  EMPLOYEE BENEFIT PLANS:

     The Company maintains various 401(k) savings plans which permit participants to contribute up to 18 percent of their compensation each year. The Company will match a percentage of a participant's contributions, subject to specified limits. The Company's results of operations reflect expenses associated with the plan of approximately $359,000, $230,000 and $132,000 for 1998, 1997 and 1996.

     July 1, 1998, the Company acquired Beaird. Beaird has a non-contributory defined benefit plan covering its union employees. The plan provides benefits that are generally based on years of service. Annual contributions to the plan are sufficient to satisfy legal requirements.

Net pension cost attributable to the Beaird plan includes the following components:

                                            YEAR
                                            ENDED
                                        DECEMBER 31,
                                        -------------
                                            1998
                                        -------------
Service cost -- benefits earned
  during the period..................     $ 419,856
Interest cost on projected benefit
  obligation.........................       191,703
Expected return on plan assets.......      (218,033)
                                        -------------
     Total pension cost..............     $ 393,526
                                        =============

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 1998.

                                            YEAR
                                            ENDED
                                        DECEMBER 31,
                                        -------------
                                            1998
                                        -------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at July 1,
      1998...........................    $ 5,909,781
     Service cost....................        419,856
     Interest cost...................        191,703
     Benefits paid...................        (22,807)
     Actuarial (gain) loss...........
                                        -------------
     Benefit obligation, end of
      year...........................    $ 6,498,533
                                        -------------
CHANGE IN PLAN ASSETS
     Plan asset, at July 1, 1998           4,784,729
     Benefits paid...................        (22,807)
     Employer contributions..........        588,574
     Actual investment return........         73,456
                                        -------------
     Plan assets, end of year........    $ 5,423,952
                                        -------------
RECONCILIATION OF FUNDED STATUS
     Funded status...................     (1,074,581)
     Unrecognized prior service
      cost...........................        --
     Unrecognized actuarial (gain)
      loss...........................        144,577
                                        -------------
     Net amount recognized...........    $  (930,004)
                                        =============

     The benefit obligation was determined using an assumed discount rate of 6.5%. A long-term annual rate of compensation increase of 4.5% was assumed for the plan. The assumed long-term rate of return on plan assets was 9%. The unrecognized transitional asset, prior service cost and net (gain) or loss related to the plan were recognized at the acquisition date.

13.  REPORTABLE SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types products and services to various customers. Financial information for purchase transactions are included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The accounting policies of the segments are the same as those of the Company as described in Note 2. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Intersegment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         HEAVY
                                        FASTENERS     FABRICATION      VALVES       MACHINES     CORPORATE    CONSOLIDATED
                                       -----------    -----------    ----------    ----------    ---------    ------------
                1998
Sales................................  $110,403,167   $40,011,472    $44,251,577   $14,305,192                $208,971,408
Depreciation and amortization........    3,151,524        549,849     1,073,942       151,868       31,273       4,958,456
Income from operations...............    6,893,607      1,981,421     5,792,844        22,656    (1,686,506)    13,004,022
Total assets.........................  106,246,831     58,427,308    24,844,292     3,969,087    3,494,833     196,982,351
Equity investment in limited
  partnership........................    1,290,930                                                               1,290,930
Capital expenditures.................    2,865,211        689,674     1,068,493        79,847      318,719       5,021,944
                1997
Sales................................   79,472,953                   43,407,065    15,624,347                  138,504,365
Depreciation and amortization........    2,058,076                      794,773       238,085       12,953       3,103,887
Income from operations...............    5,544,340                    5,349,827      (257,326)    (884,040)      9,752,801
Total assets.........................   58,574,755                   23,254,001     4,872,691      900,955      87,602,402
Capital expenditures.................    1,799,365                    1,579,168       162,383       30,347       3,571,263
                1996
Sales................................   53,252,342                   23,590,695    16,427,091                   93,270,128
Depreciation and amortization........    1,123,761                      465,982       195,327       38,720       1,823,790
Income from operations...............    3,114,499                    1,664,105       532,635     (798,647)      4,512,592
Total assets.........................   39,107,171                   12,160,870     5,870,016    2,322,763      59,460,820
Capital expenditures.................    2,680,252                      476,613       227,576        9,694       3,394,135

             RECONCILIATION OF INCOME FROM OPERATIONS TO NET INCOME

                                            1998            1997            1996
                                       --------------  --------------  --------------
Income from operations...............  $   13,004,022  $    9,752,801  $    4,512,592
Other income (expense):
     Interest expense................      (4,928,347)     (2,452,557)     (1,906,583)
     Interest income.................         521,771         160,231         160,954
     Equity in earnings of
       unconsolidated limited
       partnership...................         840,930        --              --
     Other income, net...............         442,407         535,012         111,624
                                       --------------  --------------  --------------
Total other income (expense).........      (3,123,239)     (1,757,314)     (1,634,005)
Income before income taxes...........       9,880,783       7,995,487       2,878,587
Income tax expense...................       3,872,731       3,197,433       1,015,325
                                       --------------  --------------  --------------
Net income...........................  $    6,008,052  $    4,798,054  $    1,863,262
                                       ==============  ==============  ==============

                    RECONCILIATION OF PRODUCTS AND SERVICES

                                            1998             1997             1996
                                       ---------------  ---------------  --------------
Cold formed fasteners, fastening
  systems and metal components.......  $    36,266,413  $    31,900,128  $   23,505,900
Stud bolts, gaskets and hoses........       74,136,754       47,572,825      29,746,442
Pressure vessels, storage tanks and
  related products...................       40,011,472                0               0
Valves and related products..........       44,251,577       43,407,065      23,590,695
Machine tools and other..............       14,305,192       15,624,347      16,427,091
                                       ---------------  ---------------  --------------
Sales................................  $   208,971,408  $   138,504,365  $   93,270,128
                                       ===============  ===============  ==============

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 1998, 1997 and 1996 are as follows (in thousands, except per share data):

                                        MARCH 31(1)       JUNE 30(1)       SEPTEMBER 30(1)       DECEMBER 31(1)
                                        ------------      -----------      ----------------      ---------------
1998(2)
Sales................................     $ 40,777          $40,924            $ 61,885              $65,386
Gross Profit.........................       10,848           10,821              13,724               13,586
Net income...........................        1,611            1,771               1,677                  949
Earnings per share:
     Basic...........................          .14              .15                 .13                  .07
     Diluted.........................          .13              .14                 .13                  .07

1997
Sales................................     $ 29,823          $33,326            $ 36,428              $38,927
Gross Profit.........................        8,287            8,964               9,588                9,773
Net income...........................        1,246            1,253               1,515                  784
Earnings per share:
     Basic...........................          .14              .12                 .14                  .08
     Diluted.........................          .12              .11                 .13                  .07

1996
Sales................................     $ 21,572          $23,288            $ 23,751              $24,659
Gross Profit.........................        5,086            5,365               5,674                5,556
Net income...........................          383              711                 413                  356
Earnings per share:
     Basic...........................          .05              .10                 .05                  .04
     Diluted.........................          .05              .08                 .05                  .04

------------

(1) Quarterly financial data presented herein has been retroactively restated to give effect to the pooled companies as described in Note 3.

(2) The Company acquired Philform in February 1998, Beaird in July 1998, and Ideal and A&B Bolt in August 1998. The results of their operations have been included from the date of acquisition.

                           INDUSTRIAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  SUBSEQUENT EVENT:

     In January 1999, the Company issued 1,711,027 shares of its common stock for all the outstanding common stock of Blastco Services Co. ("Blastco"), a company which dismantles refineries. This business combination will be accounted for as a pooling-of-interest and, accordingly, the Company's historical consolidated financial statements will be restated to include the accounts and results of Blastco.

     The following unaudited proforma data summarizes the combined results of the Company and Blastco as if the combination had been consummated on December 31, 1998.

                                          IHI         BLASTCO      COMBINED
                                       ----------     -------      --------
1998
Sales................................  $  208,971     $12,073      $221,044
Net income...........................  $    6,008     $ 1,546      $  7,554
Net income available to common
  shareholders.......................  $    5,974     $ 1,546      $  7,520
Earnings per share:
     Basic...........................  $      .49                  $    .54
     Diluted.........................  $      .47                  $    .52

1997
Sales................................  $  138,504     $12,723      $151,227
Net income...........................  $    4,798     $   405      $  5,203
Net income available to common
  shareholders.......................  $    4,668     $   405      $  5,073
Earnings per share:
     Basic...........................  $      .48                  $    .44
     Diluted.........................  $      .43                  $    .41

1996
Sales................................  $   93,270     $ 6,135      $ 99,405
Net income...........................  $    1,863     $  (158)     $  1,705
Net income available to common
  shareholders.......................  $    1,786     $  (158)     $  1,628
Earnings per share:
     Basic...........................  $      .24                  $    .18
     Diluted.........................  $      .22                  $    .17

                               INDEX TO EXHIBITS

                                                              SEQUENTIALLY
        EXHIBIT                                                 NUMBERED
         NUMBER               IDENTIFICATION OF EXHIBIT           PAGES
         ------               -------------------------           -----
           3.1       -- Amended and Restated Articles of
                        Incorporation of the Company. Exhibit
                        3.1 from Amendment No. 1 to the
                        Company's Registration Statement on
                        Form S-1 (No. 333-13323) (the "1996
                        Registration Statement") is
                        incorporated herein by this
                        reference.
           3.2       -- Amended and Restated Bylaws of the
                        Company. Exhibit 3.2 from the 1996
                        Registration Statement is
                        incorporated herein by this
                        reference.
           4.1       -- Specimen Certificate of Common Stock,
                        $.01 par value, of the Company.
                        Exhibit 4.1 to the Company's
                        Registration Statement on Form S-1
                        (No. 33-43169) dated October 7, 1991
                        (the "Registration Statement"), as
                        amended, is incorporated herein by
                        reference.
           4.2       -- Class B Redeemable Warrant Agreement
                        and specimen of Class B Redeemable
                        Warrant Certificate. Exhibit 4.2 to
                        the Company's Registration Statement
                        is incorporated herein by this
                        reference.
           4.3       -- Designation of Warrant Agent (Class B
                        Redeemable Warrant), dated as of
                        November 1, 1996. Exhibit 4.3 the
                        1996 Registration Statement is
                        incorporated herein by this
                        reference.
           4.4       -- Class C Redeemable Warrant Agreement
                        and specimen of Class C Redeemable
                        Warrant Certificate. Exhibit 4.4 to
                        the 1996 Registration Statement is
                        incorporated herein by this
                        reference.
           4.5       -- Designation of Warrant Agent (Class C
                        Redeemable Warrant), dated as of
                        November 1, 1996. Exhibit 4.5 to the
                        1996 Registration Statement is
                        incorporated herein by this
                        reference.
           4.6       -- Class D Redeemable Warrant Agreement
                        and specimen of Class D Redeemable
                        Warrant Certificate, Exhibit 4.5 from
                        Amendment No. 1 to the Company's
                        Registration Statement on Form S-2
                        (No. 333-37915) (the "1997
                        Registration Statement") is
                        incorporated herein by this
                        reference.
          10.1       -- Second Amendment to Employment
                        Agreement of Robert E. Cone. Exhibit
                        10.1 to the 1996 Registration
                        Statement is incorporated herein by
                        this reference.
          10.2       -- Third Amendment to Employment
                        Agreement of James H. Brock, Jr.
                        Exhibit 4.6 from the 1996
                        Registration Statement is
                        incorporated herein by this
                        reference.
          10.3       -- The Company's 1998 Incentive Plan is
                        incorporated herein by this reference
                        to the Proxy Statement dated June 10,
                        1998.
          10.4       -- 1995 Non-Employee Director Stock
                        Option Plan incorporated herein by
                        reference to the Proxy Statements
                        dated May 27, 1997 and May 25, 1994.
          10.5       -- 1994 Amended and Restated Incentive
                        Stock Plan. Incorporated herein by
                        this reference to the Proxy Statement
                        dated May 27, 1997 and May 26, 1995.
          10.6       -- Promissory Note dated December 6,
                        1995, by and among the Company,
                        Landreth Engineering Company and
                        General Electric Corporation. Exhibit
                        10.1 to the Company's Current Report
                        on Form 8-K dated December 7, 1995 is
                        incorporated herein by this
                        reference.
          10.7       -- 12% Convertible Promissory Note dated
                        December 8, 1995, by and among the
                        Company and St. James Capital
                        Partners, L.P. ("St. James").
                        Exhibit 10.1 to the Company's
                        Amendment A2 to its Current Report on
                        Form 8-K dated December 7, 1995 is
                        incorporated herein by this
                        reference.
          10.8       -- Convertible Debenture Loan Agreement
                        date October 8, 1992, by and among
                        the Company, Pipeline Valve
                        Specialty, Inc., ("PVS") and
                        Renaissance Capital Partners II, Ltd.
                        Exhibit 2.2 to the Company's Current
                        Report on Form 8-K Dated October 26,
                        1992 is incorporated herein by this
                        reference.

                                                              SEQUENTIALLY
        EXHIBIT                                                 NUMBERED
         NUMBER               IDENTIFICATION OF EXHIBIT           PAGES
         ------               -------------------------           -----
          10.9       -- Line of Credit Facility, by and among
                        the Company and Comerica. Exhibit
                        10.1 to the Company's Current Report
                        on Form 8-K dated July 14, 1998
                        incorporated herein by this
                        reference.
          10.10      -- Promissory Note by and among the
                        Company, American Rivet Company,
                        Inc., LSS-LoneStar-Houston, Inc.,
                        Bolt Manufacturing Co., Inc. and
                        Heller Financial, Inc. ("Heller").
                        Exhibit 10.1 from the Company's
                        Current Report on Form 8-K dated
                        December 1, 1997 is incorporated
                        herein by this reference.
          10.11*    --  Promissory Note dated August 14, 1998
                        by and among the Company, American
                        Rivet Company, Inc.,
                        LSS-LoneStar-Houston, Inc., Bolt
                        Manufacturing Co., Inc., Manifold
                        Valve Services, Inc., and Rex
                        Machinery Movers, Inc. and Heller.        Ex-1
          10.12      -- Agreement of Limited Partnership of
                        O.F. Acquisition, L.P. Exhibit 2.2
                        from the Company's Current Report on
                        Form 8-K dated February 10, 1998 is
                        incorporated herein by this
                        reference.
          10.13      -- Comerica Leasing Corporation Lease
                        Agreement. Exhibit 10.2 from the
                        Company's Current Report on Form 8-K
                        dated July 14, 1998 is incorporated
                        herein by this reference.
          10.14      -- EnSerCo, L.L.C. Promissory Note.
                        Exhibit 10.3 from the Company's
                        Current Report on Form 8-K dated July
                        14, 1998 is incorporated herein by
                        this reference.
          10.15      -- 12% Promissory Note dated November
                        18, 1996 by and among the Company and
                        St. James. Exhibit 10.3 to the
                        Company's Current Report on Form 8-K
                        dated November 18, 1996 is
                        incorporated herein by this
                        reference.
          10.16      -- 12% Promissory Note dated November
                        18, 1996 by and among the Company and
                        St. James. Exhibit 10.4 to the
                        Company's Current Report on Form 8-K
                        dated November 18, 1996 is
                        incorporated herein by this
                        reference.
          10.17      -- Stock Purchase Warrant Agreement
                        dated November 18, 1996, from the
                        Company in favor of St. James.
                        Exhibit 10.5 to the Company's Current
                        Report on Form 8-K dated November 18,
                        1996 is incorporated herein by this
                        reference.
            11*     --  Statement regarding computation of
                        per share earnings                        Ex-2
            21*     --  Subsidiaries of the Company               Ex-3
          23.1*      -- Consent of Deloitte & Touche LLP          Ex-4
          23.2*      -- Consent of PricewaterhouseCoopers LLP     Ex-5
          23.3*      -- Consent of Arthur Andersen LLP            Ex-6
          23.4*      -- Consent of Weinstein Spira & Company,
                        P.C.                                      Ex-7
          23.5*      -- Consent of Karlins Arnold & Corbitt,
                        P.C.                                      Ex-8
          23.6*      -- Consent of Simonton, Kutac &
                        Barnidge, LLP                             Ex-9
          27.1*      -- Financial data schedule
------------
* Filed herewith.