Form 10-K/A
period 1998-12-31
INDUSTRIAL HOLDINGS INC
filed 1999-04-29
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO.1 TO

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information concerning the directors and executive officers of the Company is set forth below:

                             PRINCIPAL POSITION                         DIRECTOR
             NAME             WITH THE COMPANY                   AGE     SINCE
             ----             ----------------                   ---     -----
       Robert E. Cone       Chairman of the Board, President,     47      1989
                            Chief Executive Officer and
                            Director

       John P. Madden       Director                              56      1992

       John L. Thompson     Director                              38      1997

       James H. Brock, Jr.  Director                              60      1991

       Barbara S. Shuler    Secretary and Director                52      1991

       Charles J. Anderson  Director                              75      1991

       James W. Kenney      Director                              56      1992

       Christine A. Smith   Executive Vice President              46
                            and Chief Financial Officer

       Thomas C. Landreth   Executive Vice President              50

      Messrs. Madden's and Thompson's terms as directors expire on the date of the Company's 1999 Annual Meeting. Messrs. Cone's and Brock's and Ms. Shuler's terms as directors expire on the date of the Company's 2000 Annual Meeting. Messrs. Anderson's and Kenney's terms as directors expire on the date of the Company's 2001 Annual Meeting

      ROBERT E. CONE founded the Company in 1989 and has served as President, Chief Executive Officer and Director of the Company since then.

      THOMAS C. LANDRETH has served as Executive Vice President since September 1996. Mr. Landreth has served as President of Landreth Engineering Company since 1977 and as President of the Fastener Manufacturing and Sales Division of the Company since 1996.

      CHRISTINE A. SMITH has served as Executive Vice President and Chief Financial Officer of the Company since January 1995. From April 1989 through December 1994, Ms. Smith was a Principal at The Spinnaker Group, an investment banking firm providing services primarily to manufacturing and distribution companies. Prior to joining The Spinnaker Group, Ms. Smith, a certified public accountant, was a Senior Manager with Ernst & Young.

      JAMES H. BROCK, JR. has served as a Director of the Company since 1991. He served as President of the Rex Group from 1993 to April 1999, as Executive Vice President of the Company from 1991 to 1997, as President of the Company's Energy Products and Services Division from 1997 to 1998 and as Chief Operating Officer and Chief Financial Officer of the Company from 1989 to 1994. Mr. Brock is a certified public accountant.

      JOHN P. MADDEN has served as a Director of the Company since October 1992. From January 1992 to April 1993, Mr. Madden served as Chairman of the Board of The Rex Group, Inc. (the "Rex Group"), which was purchased by the Company in 1992. Mr. Madden is Chairman and Chief Executive Officer of Ashburn

Industries, Inc., a metalworking fluids manufacturer, and Mr. Madden is engaged in private industrial commercial real estate activity.

      JOHN L. THOMPSON has served as a Director of the Company since 1997. Mr. Thompson is a director and President of St. James Capital Corp., a Houston-based merchant banking firm. St. James Capital Corp. is the general partner of St. James Capital Partners L.P., an investment limited partnership specializing in merchant banking related investments. Prior to co-founding St. James, Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issuances.

      BARBARA S. SHULER has served as Secretary of the Company since February 1992 and as a Director of the Company since September 1991. Since 1974, Ms. Shuler has been self-employed in auction management, marketing, advertising and promotional aspects of the equine industry, serving as President of Shuler, Inc.

      CHARLES J. ANDERSON has served as a Director of the Company since September 1991. Since 1985, Mr. Anderson has been engaged in private business investments. Prior to 1985, Mr. Anderson served as Senior Sales Vice President and Director of Sales and was a partner of the Delaware Management Company, the manager of the Delaware Group of Mutual Funds and certain other private pension funds.

      JAMES W. KENNEY has served as a Director of the Company since October 1992. Since October 1993, Mr. Kenney has served as Executive Vice President of San Jacinto Securities, Inc. From February 1992 to September 1993, he served as the Vice President of Renaissance Capital Group, Inc. Prior to that time, Mr. Kenney served as Senior Vice President for Capital Institutional Services, Inc. and in various executive positions with major southwest regional brokerage firms, including Rauscher Pierce Refsnes Inc. and Weber, Hall, Sale and Associates, Inc. Mr. Kenney is a director of Consolidated Health Care Associates, Inc., a company that operates physical rehabilitation centers; Scientific Measurement Systems, Inc., a developer of industrial digital radiography and computerized tomography; and Tricom Corporation, a company that develops products and services for the telecommunication industry.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1998, each of Messrs. Cone, Brock, Madden, Anderson, Thompson and Kenney and Ms. Shuler and Smith did not timely file a Form 5, which was due on February 15, 1999. The Company believes that these failures to file a Form 5 on a timely basis were inadvertent.

ITEM 11.    EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following table provides certain summary information covering compensation paid or accrued during the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and the other executive officers, whose annual compensation, determined as of the end of the last fiscal year, exceeds $100,000.

                                                                                                                     LONG-TERM
                                                                                ANNUAL COMPENSATION                COMPENSATION
                                                                          ------------------------------      ----------------------
                                                                                                               OPTION     EXERCISE
NAME AND PRINCIPAL POSITION                                        YEAR    SALARY     BONUS      OTHER         AWARDS       PRICE
----------------------------------------------------------------   ----   --------   --------   --------      --------   -----------
Robert E. Cone .................................................   1998   $237,920   $ 16,000   $  4,800(1)    400,000   $     12.50
  President and                                                    1997   $185,000       --     $  4,000(1)       --            --
  Chief Executive Officer                                          1996   $160,000   $ 10,000       --         150,000   $4.06-$5.50

James H. Brock, Jr .............................................   1998   $180,000   $ 16,000       --            --            --
   President - The Rex Group                                       1997   $168,333       --         --            --            --
                                                                   1996   $150,000   $ 10,000       --            --            --

Thomas C. Landreth .............................................   1998   $175,780   $ 19,553   $ 11,000(1)     10,000   $     10.50
   Executive Vice President and                                    1997   $132,455   $  7,070   $ 12,000(1)     25,000   $     10.00
   President - Fastener Manufacturing                              1996   $120,000   $ 24,518   $  4,745(2)     30,000   $      4.06
      and Sales Division

Christine A. Smith .............................................   1998   $165,000   $ 16,000   $  6,000(1)    200,000   $     12.50
   Executive Vice President and                                    1997   $111,833       --     $  6,000(1)     25,000   $     10.00
   Chief Financial Officer                                         1996   $ 95,000   $ 30,000       --          30,000   $      4.06

(1)   Fringe benefits.

(2) Additional payments under the terms of the Landreth Engineering Company purchase agreement.

      OPTION GRANTS IN 1998. The following table provides certain information with respect to options granted to the executive officers during the fiscal year ended December 31, 1998 under the Company's stock option plans:

                                                         INDIVIDUAL GRANTS
                                  -------------------------------------------------------------------
                                    NUMBER OF                                                             POTENTIAL REALIZABLE VALUE
                                    SHARES OF                                                             AT ASSUMED ANNUAL RATES OF
                                  COMMON STOCK     PERCENT OF TOTAL                                        STOCK PRICE APPRECIATION
                                   UNDERLYING       OPTIONS GRANTED       EXERCISE                           FOR OPTION TERMS(2)
                                     OPTIONS        TO EMPLOYEES IN        PRICE          EXPIRATION      --------------------------
             NAME                    GRANTED          FISCAL YEAR        ($/SHARE)           DATE             5%             10%
---------------------------       ------------     ----------------      ---------        ----------          --             ---
Robert E. Cone.............        400,000(1)            47.5%             $12.50           3/17/08       $3,144,473      $7,968,712
Christine A. Smith.........        200,000(1)            23.7%             $12.50           3/17/08       $1,572,237      $3,984,356
Thomas C. Landreth.........         10,000(1)             1.2%             $10.50           9/18/08          $66,034        $167,343

(1)   None of these options were fully vested at December 31, 1998.

(2) These calculations are based on the market value of the Common Stock on the date of grant. The market value is calculated by averaging the closing bid and ask price for the stock as quoted by The Nasdaq National Market System on the date of grant. The exercise price is determined by the same method which is equal to the market value on the date of grant.

      OPTION EXERCISES DURING 1998 AND YEAR-END OPTION VALUES. The following table sets forth information on options exercised by the executive officers during 1998 and unexercised options and the value of in-the-money, unexercised options held by the executive officers at December 31,1998.

                                                               NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS AT
                                  SHARES                              AT FISCAL YEAR-END                     FISCAL YEAR-END(1)
                                ACQUIRED ON       VALUE        ------------------------------        ------------------------------
                NAME           EXERCISE (#)    REALIZED($)     EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
                ----           ------------    -----------     -----------      -------------        -----------      -------------
       Robert E. Cone.......      33,000          $307,313         140,000            410,000           $542,500             $32,500

       James H Brock, Jr....      33,000          $307,313            --                 --                 --                  --

       Thomas C. Landreth...      16,250           $94,761          18,750             10,000               --                  --

       Christine A. Smith...      61,250          $490,919          18,750            200,000               --                  --

(1) Represents the difference between the average of the closing bid and ask price for the Common Stock as quoted by The Nasdaq National Market System on December 31, 1998 and any lesser exercise price.

BOARD AND COMMITTEE ACTIVITY: STRUCTURE AND COMPENSATION

      The Company's operations are managed under the broad supervision of the Board of Directors, which has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During 1998, the Board of Directors convened on two occasions. Each director attended all of the meetings held by the Board or meetings of Board committees of which he was a member during his tenure in 1998, except for Mr. Anderson, who was unable to attend any of the meetings. During 1998, outside directors received $500 for attendance at Board meetings, as well as reimbursement for reasonable travel expenses incurred in attending such meetings. In 1998, each non-employee director (Messrs. Anderson, Kenney, Madden and Thompson and Ms. Shuler) was awarded under the Company's 1995 Non-Employee Director Stock Option Plan (the "Director Plan") options to purchase 5,000 shares of the Company's Common Stock at $12.25 to $12.50 per share. All directors are eligible to participate in the Company's 1998 Incentive Plan (the "Incentive Plan").

      Pursuant to delegated authority, various Board functions are discharged by the standing committees of the Board. The Audit Committee of the Board of Directors, composed of Messrs. Brock and Kenney and Ms. Shuler, makes recommendations to the Board of Directors concerning the selection and engagement of the Company's independent public accountants and reviews the scope of the annual audit, audit fees and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee convened on two occasions in 1998. The Compensation Committee sets the compensation for executive, managerial and technical personnel of the Company and administers the Company's stock option and other compensation plans. The Compensation Committee is composed of Messrs. Madden, Thompson and Kenney and met on two occasions in 1998. The Board of Directors does not have a Nominating Committee.

COMPENSATION COMMITTEE REPORT

      The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for 1998:

      Under the supervision of the Committee, the Company has developed and implemented compensation policies, plans and programs designed to enhance the profitability of the Company, and therefore shareholder value, by aligning closely the financial interests of the Company's senior executives with those of its shareholders. The Committee has adopted the following objectives as guidelines for making its compensation decisions:

      - Provide a competitive total compensation package that enables the Company to attract and retain key executives.

      - Integrate all compensation programs with the Company's annual and long-term business objectives and strategy and focus executive behavior on the fulfillment of those objectives.

      - Provide variable compensation opportunities that are directly linked to the performance of the Company and that align executive remuneration with the interests of shareholders.

      Executive base compensation for senior executives is intended to be competitive with that paid in comparably situated industries and to provide a reasonable degree of financial security and flexibility to those individuals who the Board of Directors regards as adequately performing the duties associated with the various senior executive positions. In furtherance of this objective, the Committee periodically, though not necessarily annually, reviews the salary levels of a sampling of companies that are regarded by the Committee as having sufficiently similar financial and operational characteristics to provide a reasonable basis for comparison. Although the Committee does not attempt to specifically tie executive base pay to that offered by any particular sampling of companies, the review provides a useful gauge in administering the Company's base compensation policy. In general, however, the Committee considers the credentials, length of service, experience, and consistent performance of each individual senior executive when setting compensation levels.

      To ensure retention of qualified management, the Company has entered into employment agreements with its key management personnel. The employment agreements establish annual base salary amounts that the Committee may increase based on the foregoing criteria. Pursuant to his employment agreement the annual base salary of the Chief Executive Officer was increased from $185,000 in 1997 to $250,000 in 1998. See "- Employment Agreements."

      The Incentive Plan is intended to provide key employees, including the Chief Executive Officer and other executive officers of the Company and its subsidiaries, with a continuing proprietary interest in the Company, with a view to increasing the interest in the Company's welfare of those personnel who share the primary responsibility for the management and growth of the Company. Moreover, the Incentive Plan provides a significant non-cash form of compensation that is intended to benefit the Company by enabling it to continue to attract and to retain qualified personnel.

      The Compensation Committee is authorized to make incentive equity awards ("Incentive Awards") under the Incentive Plan to key employees, including officers (whether or not they are also directors), of the Company and its subsidiaries. Although the Incentive Awards are not based on any one criterion, the Committee will direct particular attention to management's ability to implement the Company's strategy of geographic expansion through acquisition followed by successful integration and assimilation of the acquired companies.

In making Incentive Awards, the Committee will also consider margin improvements achieved through management's realization of operational efficiencies, as well as revenue and earnings growth.

CHIEF EXECUTIVE OFFICER COMPENSATION

        The chief executive officer's salary was reviewed in February 1998 based upon his responsibilities, experience, and performance with respect to the progress made in achieving the Company's strategic objectives. After considering the chief executive officer's performance over 1997 and the increase in the size of the Company due to strategic acquisitions and internal growth, the Committee recommended a salary increase of $65,000 effective April 1, 1998. To provide increased long-term incentives to Mr. Cone, during 1998 he was awarded stock options to purchase 400,000 shares of Common Stock.


                           1998 COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS
                              John P. Madden, Chair
                                John L. Thompson
                                 James W. Kenney


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      For the fiscal year ended December 31, 1998, Messrs. Madden, Thompson and Kenney served on the Compensation Committee of the Board of Directors. No member of the Compensation Committee has served as an officer of the Company.

EMPLOYMENT AGREEMENTS

      Effective July 1, 1991, the Company entered into employment agreements with Messrs. Cone and Brock, which agreements were subsequently amended and extended. Mr. Cone's amended employment agreement provides for a base salary of $250,000 for 1999 and 2000. Mr. Brock's amended employment agreement provides for a base salary of $150,000 for 1999 and 2000.

PERFORMANCE GRAPH

      The following performance graph compares the performance of the Company's Common Stock to the National Association of Securities Dealers Automated Quotation System Composite Index for U.S. Companies and to the Index of Non-Financial Companies. The graph covers the period from December 31, 1993 to December 31, 1998.

                         Nasdaq           Nasdaq
                       STOCK MKT.     NON-FINANCIAL        IHI
                       ----------     -------------        ---
    Dec. 31, 1993        100.000         100.000         100.000
    Dec. 31, 1994         97.752          96.163          86.376
    Dec. 31, 1995        138.265         134.033         100.000
    Dec. 31, 1996        170.032         162.843         269.697
    Dec. 31, 1997        208.277         190.692         300.000
    Dec. 31, 1998        293.484         279.462         212.121

                                     [Graph]


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth certain information regarding the beneficial ownership of Common Stock at April 22, 1999, by (i) each person known to the Company to beneficially own more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                       NUMBER OF SHARES
               NAME OF                   BENEFICIALLY        PERCENTAGE OF
          BENEFICIAL OWNER                 OWNED(1)              CLASS
          ----------------             ----------------      -------------
St. James Capital Partners, L.P.
777 Post Oak Blvd., Suite 950
Houston, Texas  77056(2)...........             1,873,544        12.0%

Directors and Executive Officers:
Robert E. Cone(3)..................               519,785         3.4%
Thomas C. Landreth(4)..............                98,445          *
Christine A. Smith(5)..............               214,416         1.4%
Charles J. Anderson(6).............                77,000          *
James H. Brock, Jr.................               115,000          *
James W. Kenney(7).................                15,000          *
John P. Madden(8)..................               257,946         1.7%
Barbara S. Shuler(7)...............                71,795          *
John L. Thompson(9)................                10,000          *
All directors and executive officers
  as a group (9 persons) (3) - (9).             1,365,887         9.0%

--------------
*Less than one percent.

(1) Subject to community property laws, where applicable, each person has sole voting and investment power with respect to the shares listed, except as otherwise specified. Each person is a United States citizen. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.
(2) Includes 107,994 shares that may be acquired on or before June 20, 1999 upon the exercise of warrants.
(3) Includes 340,000 shares that may be acquired on or before June 20, 1999 upon the exercise of stock options. Also includes 13,500 shares held in trust for persons related to Mr. Cone for which Mr. Cone is the executor of the trusts and for which Mr. Cone is deemed to have beneficial ownership.
(4) Includes 26,750 shares that may be acquired on or before June 20, 1999 upon the exercise of warrants and stock options.
(5) Includes 118,750 shares that may be acquired on or before June 20, 1999 upon the exercise of stock options.
(6) Includes 20,000 shares that may be acquired on or before June 20, 1999 upon the exercise of stock options.
(7) Includes 15,000 shares that may be acquired on or before June 20, 1999 upon the exercise of stock options.
(8) Includes 25,000 shares that may be acquired on or before June 20, 1999 upon the exercise of stock options. Excludes 44,325 shares owned by persons related to Mr. Madden, but as to which Mr. Madden disclaims beneficial ownership.
(9) Includes 10,000 shares that may be acquired on or before June 20, 1999 upon the exercise of stock options. Excludes 1,015,550 shares and 857,994 warrants owned by St. James Capital Partners, L.P., of which Mr. Thompson is a director and president of its general partner and may be deemed to share voting and investment power with respect to such shares.

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

      In connection with the purchase of Landreth Engineering Co. ("Landreth") in 1992, the Company entered into a lease agreement with Scranton Acres, a general partnership of which Mr. Tom Landreth is a partner, for the Landreth facility. The lease expires in 2002. Rental payments are $106,800 annually.

      In 1998, the Company paid St. James Capital Corp., $1 million in investment advisory fees in connection with acquisitions of various companies. Mr. John Thompson, a director of the Company since February 1997, is also a director and President of St. James Capital Corp. St. James Capital Corp. serves as the general partner of St. James Capital Partners, L.P.

      In connection with the Company's acquisition of GHX in 1998, Christine Smith, one of the executive officers of the Company who was also a minority shareholder of GHX, received 24,345 shares of Common Stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    INDUSTRIAL HOLDINGS, INC.


                                    ROBERT E. CONE
                                    Chairman of the Board, President and
                                    Chief Executive Officer

April 28, 1999