Form 10-Q
period 1999-03-31
INDUSTRIAL HOLDINGS INC
filed 1999-05-17
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                                 March 31, 1999

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




         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]




         At May 13,1999, there were 14,764,202 shares of Common Stock outstanding.

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART  I   FINANCIAL INFORMATION
          Item 1         Financial Statements
                         Consolidated Balance Sheets at March 31, 1999
                         (unaudited) and December 31, 1998                            1
                         Consolidated Statement of Income for the Three Months
                         ended March 31, 1999 and 1998 (unaudited)                    2
                         Consolidated Statement of Cash Flows for the Three
                         months ended March 31, 1999 and 1998 (unaudited)             3
                         Notes to Unaudited Consolidated Financial Statements         4
          Item 2         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          8
          Item 3         Quantitative and Qualitative Disclosures about Market
                         Risk                                                         14
PART  II  OTHER INFORMATION
          Item 1.        Legal Proceedings (no response required)
          Item 2.        Changes in Securities and Use of Proceeds                    15
          Item 3.        Defaults upon Senior Securities
                         (no response required)
          Item 4.        Submission of Matters to a Vote of
                         Security Holders (no response required)
          Item 5.        Other Information (no response required)
          Item 6.        Exhibits and Reports on Form 8-K                             15

                            INDUSTRIAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        March 31,       December 31,
                                                                          1999             1998
                                                                     -------------    -------------
                                ASSETS                                        (As restated)
Current assets:
         Cash and equivalents ....................................   $   1,484,538    $   3,412,411
         Accounts receivable - trade, net ........................      46,341,072       45,577,133
         Contracts in progress with revenues in excess of billings       7,552,149        5,428,987
         Employee advances .......................................                           58,823
         Inventories .............................................      49,466,494       48,275,927
         Notes receivable, current portion .......................       4,147,693        4,364,106
         Other current assets ....................................       4,945,746        4,620,337
                                                                     -------------    -------------
             Total current assets ................................     113,937,692      111,737,724
Property and equipment, net ......................................      60,630,732       58,793,946
Notes receivable, less current portion ...........................       1,456,825        1,783,769
Investment in unconsolidated affiliates ..........................       2,576,466        1,513,284
Other assets .....................................................       4,101,860        3,365,494
Goodwill and other, net ..........................................      27,132,194       27,474,438
                                                                     -------------    -------------
           Total assets ..........................................   $ 209,835,769    $ 204,668,655
                                                                     =============    =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ...........................................   $  44,790,413    $  42,486,422
         Accounts payable - trade ................................      19,865,991       21,628,422
         Billings in excess of costs and estimated earnings ......       6,830,419        5,999,093
         Accrued expenses and other ..............................      12,244,172        9,220,307
         Current portion of long-term debt .......................      23,376,884       23,547,890
                                                                     -------------    -------------
              Total current liabilities ..........................     107,107,879      102,882,134
Long-term debt, less current portion .............................      28,975,373       30,334,166
Deferred compensation payable, less current portion ..............         235,686          216,021
Deferred income taxes payable ....................................       4,702,705        4,703,534
                                                                     -------------    -------------
               Total liabilities .................................     141,021,643      138,135,855
Commitments and contingencies
Shareholders' equity:

    Preferred stock $.01 par value, 7,500,000 shares
      authorized, no shares issued or outstanding
    Common stock $.01 par value, 50,000,000
      shares authorized, 14,761,515 and 14,739,662
      shares issued and outstanding, respectively ................         147,614          147,396
   Additional paid-in capital ....................................      51,630,770       51,545,271
   Retained earnings .............................................      17,980,742       15,785,133
   Notes receivable from officers ................................        (945,000)        (945,000)
                                                                     -------------    -------------
                 Total shareholders' equity ......................      68,814,126       66,532,800
                                                                     -------------    -------------
                 Total liabilities and shareholders' equity ......   $ 209,835,769    $ 204,668,655
                                                                     =============    =============

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.


                                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1999             1998
                                                   ------------    ------------
                                                                   (As restated)

Sales ..........................................   $ 72,774,728    $ 45,210,170
Cost of sales ..................................     57,546,031      32,344,566
                                                   ------------    ------------
Gross profit ...................................     15,228,697      12,865,604
Selling, general and administrative expenses ...     10,493,392       8,323,748
                                                   ------------    ------------
Income from operations .........................      4,735,305       4,541,856
Equity in earnings of unconsolidated affiliates         563,131         289,905
Other income (expense):
      Interest expense .........................     (1,995,745)       (835,613)
      Interest income ..........................         74,682         153,496
      Other income,  net .......................        279,280           3,271
                                                   ------------    ------------
              Total other income (expense) .....     (1,641,783)       (678,846)
                                                   ------------    ------------
Income before income taxes .....................      3,656,653       4,152,915
Provision for income taxes .....................      1,461,044       1,675,108
                                                   ------------    ------------

Net income .....................................      2,195,609       2,477,807

Distributions to shareholders ..................                         34,297
                                                   ------------    ------------

Net income available to common shareholders ....   $  2,195,609    $  2,443,510
                                                   ============    ============

Basic earnings per share .......................   $        .15    $        .18

Diluted earnings per share .....................   $        .15    $        .17

Weighted average number of common shares
   outstanding - basic .........................     14,758,122      13,254,952
Weighted average number of common shares
   outstanding - diluted .......................     15,393,132      13,797,149



            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                   1999           1998
                                                                              ------------    ------------
Cash flows from operating activities:                                                         (As restated)

      Net income                                                              $  2,195,609     $ 2,477,807
      Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ......................................      1,821,958       1,280,708
          Equity in earnings of unconsolidated affiliates .................       (563,131)       (289,905)
       Deferred income tax expense (benefit) ..............................           (829)        294,947
       Deferred compensation paid .........................................         19,665          (6,227)
       Changes in assets and liabilities, net of acquisitions:
          Accounts receivable and employee advances .......................       (763,939)     (5,496,343)
          Inventories .....................................................     (1,190,567)      1,378,779
          Notes receivable ................................................        543,357      (4,306,271)
          Other assets ....................................................     (3,126,114)       (555,155)
          Accounts payable ................................................     (1,762,431)        291,203
          Accrued expenses ................................................      3,855,191       1,493,272
                                                                              ------------    ------------
              Net cash provided (used)
                   by operating activities ................................      1,028,769      (3,437,185)

Cash flows from investing activities:
   Purchase of property and equipment .....................................     (3,392,083)     (4,463,472)
   Proceeds from disposals of property and equipment, net .................         75,583          72,945
   Distributions received from unconsolidated affiliates ..................                        197,791
   Investment in unconsolidated affiliates ................................       (500,051)        (69,132)
   Business acquisitions, net of cash .....................................                     (1,589,013)
                                                                              ------------    ------------
              Net cash used by investing activities .......................     (3,816,551)     (5,850,881)
                                                                              ------------    ------------

Cash flows from financing activities:
   Net borrowing under revolving line of credit ...........................      2,303,991       4,119,042
   Proceeds from the issuance of long-term debt ...........................        246,637       2,228,939
   Principal payments on long-term debt ...................................     (1,776,436)     (2,950,829)
   Proceeds from issuance of common stock .................................         85,717      11,635,591
   Distributions to shareholders ..........................................                        (34,297)
                                                                              ------------    ------------
             Net cash provided by financing activities ....................        859,909      14,998,446
                                                                              ------------    ------------
Net increase (decrease) in cash and equivalents ...........................     (1,927,873)      5,710,380
Cash and equivalents, beginning of period .................................      3,412,411       1,725,053
                                                                              ------------    ------------
Cash and equivalents, end of period .......................................   $  1,484,538    $  7,435,433
                                                                              ============    ============
Supplemental disclosures for cash flow information:
             Cash paid for:
                  Interest ................................................   $  1,803,683    $    856,257
                  Taxes ...................................................                   $    970,000

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999



NOTE A         BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 1998 and 1997 and for the three-year period ended December 31, 1998.

NOTE B         INVENTORY

               Inventory consists of the following:

                                                 March 31            December 31
                                                   1999                  1998
                                               -----------           -----------
Raw materials ......................           $15,319,737           $12,451,960
Finished goods .....................            25,692,940            25,373,644
Other ..............................             8,453,817            10,450,323
                                               -----------           -----------
                                               $49,466,494           $48,275,927

NOTE C            RECLASSIFICATION

                  Certain amounts have been reclassified from previous periods to conform to the current presentation.

NOTE D            REPORTABLE SEGMENTS

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

                                                           HEAVY
                                        FASTENERS       FABRICATION       VALVES          MACHINES        CORPORATE     CONSOLIDATED
  AS OF AND FOR THE THREE
        MONTHS ENDED
       MARCH 31, 1999
Sales ............................    $ 34,259,693    $ 25,594,204    $ 11,576,325    $  1,344,506                      $ 72,774,728
Income from operations ...........       2,151,022         707,743       2,499,746         (97,889)    $   (525,317)       4,735,305
Total assets .....................     104,285,793      62,468,797      35,205,920       3,646,380        4,228,879      209,835,769

     THREE MONTHS ENDED
       MARCH 31, 1998
Sales ............................      23,681,154                      17,056,179       4,472,837                        45,210,170
Income from operations ...........       1,850,784                       2,957,221           7,507         (273,656)       4,541,856
  AS OF DECEMBER 31, 1998
Total assets .....................     106,246,831      58,427,308      32,530,596       3,969,087        3,494,833      204,668,655


NOTE E            EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                               Three months ended
                                                                   March 31,
                                                               1999          1998
                                                           -----------   -----------
EARNINGS FOR BASIC AND DILUTED
COMPUTATION
  Net income ...........................................   $ 2,195,609   $ 2,477,807
  Distributions to shareholders ........................                      34,297
                                                           -----------   -----------
  Net income available for common shareholders - basic .     2,195,609     2,443,510
  Interest on convertible debt securities, net of tax ..        43,828
                                                           -----------   -----------
  Net income available for common shareholders - diluted   $ 2,239,437   $ 2,443,510
                                                           ===========   ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,758,122    13,254,952
                                                           ===========   ===========
  Basic earnings per share .............................   $      0.15   $      0.18
                                                           ===========   ===========

DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding .........   14,758,122   13,254,952
  Shares issuable from assumed conversion of
    common share options, warrants granted and debt
    conversion .......................................      635,010      542,197
                                                         ----------   ----------
  Weighted average common shares outstanding,
    as adjusted ......................................   15,393,132   13,797,149
                                                         ==========   ==========
  Diluted earnings per share .........................   $     0.15   $     0.17
                                                         ==========   ==========



NOTE F            ACQUISITIONS

                  In January 1999, the Company acquired all the outstanding capital stock of Blastco Services Co., Inc. ("Blastco") for 1,711,027 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Blastco, with Blastco being the surviving corporation. As a result, Blastco became a wholly owned subsidiary of the Company. Blastco, headquartered in Midland, Texas, demolishes refineries.

                  The merger with Blastco was accounted for as a pooling-of-interests. The Company's consolidated balance sheet as of December 31, 1998 and the consolidated statement of income for the three months ended March 31, 1998 have been restated to include the results of operations of Blastco. The Company's consolidated statement of income for the three months ended March 31, 1999 include the results of operations of Blastco for the period.

                  Sales, net income and earnings per share for the three months ended March 31, 1998 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:


                                            THREE MONTHS ENDED MARCH 31, 1998
                                        Industrial                  Combined
                                      HOLDINGS,INC.    BLASTCO      COMPANIES
                                                   (000's omitted)
Sales ............................       $40,777       $ 4,433       $45,210
                                         =======       =======       =======
Net income .......................       $ 1,611       $   867       $ 2,478
                                         =======       =======       =======
Net income available to
  common shareholders ............       $ 1,577       $   867       $ 2,444
                                         =======       =======       =======
Earnings per share:
         Basic ...................       $   .14                     $   .18

         Diluted .................       $   .13                     $   .17

NOTE G         DEBT

               As of March 31, 1999, we had an aggregate of $97.1 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $23.4 million is scheduled to mature during 1999. Certain of our debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At March 31, 1999, we were not in compliance with several of these covenants; however, we obtained waivers for the non-compliance from those lenders.

                                     PART I
                              FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         We own and operate a diversified group of middle-market industrial manufacturing businesses whose products include metal fasteners, medium and thick-walled heavy pressure vessels, high pressure industrial valves and related products and services. Operations are organized into three core business segments: (i) fastener manufacturing; (ii) heavy fabrication; and (iii) valve manufacturing and repair. Through a fourth segment, we also distribute machine tools and provide export crating services.

         This section should be read in conjunction with our unaudited consolidated financial statements included elsewhere.

         Our historical financial statements have been restated for all periods presented to include the results of operations from each of the companies that were acquired in acquisitions accounted for under the pooling-of-interests method. The results of operations for companies acquired in acquisitions accounted for under the purchase method are included in our historical financial statements from the date of such acquisition. Since these "purchase" acquisitions were consummated at various times during 1998, the financial information contained herein with respect to each fiscal period does not fully reflect the results of operations that would have been achieved had these acquisitions been consummated at the beginning of the periods presented or which may be achieved in the future. In connection with each "purchase" acquisition, we have recorded goodwill to the extent the purchase price exceeded the fair market value of the specific assets acquired, which is generally amortized over 20 years.

         Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our clients are the automotive, home furnishings, petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During 1998 and into 1999, oil and gas prices declined significantly, resulting in a decrease in the demand for our products and services that are used in the exploration and production of oil and gas. Absent substantial increases in oil and gas prices that result in increases in expenditures for exploration and production, we expect demand for these products and services to continue to remain depressed.

         In 1998, one of our operating units was moved from the valve manufacturing and repair segment to the fastener manufacturing and distribution segment. As a result, 1998 segment information has been restated to reflect the change consistent with management's view of the operations of the business.

RESULTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,
                                                     1999          1998
                                                   --------      --------
Sales:                                                    (000's omitted)
         Fastener Segment ....................     $ 34,260      $ 23,681
         Heavy Fabrication Segment (1) .......       25,594
         Valve Segment .......................       11,576        17,056
         Machine Segment .....................        1,344         4,473
                                                   --------      --------
                                                     72,774        45,210
Cost of Sales:
         Fastener Segment ....................       26,236        17,516
         Heavy Fabrication Segment (1) .......       23,044
         Valve Segment .......................        7,279        11,030
         Machine Segment .....................          987         3,798
                                                   --------      --------
                                                     57,546        32,344
Selling, General and Administrative:
         Fastener Segment ....................        5,872         4,314
         Heavy Fabrication Segment (1) .......        1,842
         Valve Segment .......................        1,798         3,069
         Machine Segment .....................          456           667
         Corporate ...........................          525           274
                                                   --------      --------
                                                     10,493         8,324

Operating Income .............................     $  4,735      $  4,542
                                                   ========      ========


      (1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

SALES. On a consolidated basis, sales increased $27.6 million or 61% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Fastener Segment sales increased $10.6 million or 45% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc., in the third quarter of 1998 which added $12.6 million in sales in the first quarter of 1999, partially offset by $2.0 million in aggregate sales decreases in our stud bolt and gasket operations primarily related to declining oil prices and the resulting slow down in the oil and gas industries in the first three months of 1999.

The Heavy Fabrication Segment was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for the three month period ending March 31, 1999 increased $11.0 million or 76% compared to the comparable 1998 period. Sales increased based on a strategic decision to increase sales by expanding the range of products manufactured, primarily the production of wind turbine towers.

Valve Segment sales decreased $5.5 million or 32% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil and the resulting cost reduction efforts implemented by our customers for production and maintenance.

Machine Segment sales decreased $3.1 million or 70% for the three months ended March 31, 1999 compared to the three months ended March 31,1998 as the demand for machine tools declined.

COST OF SALES. Cost of sales increased $25.2 million or 78% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Cost of sales as a percentage of sales was 79% for the first quarter of 1999 compared to 72% for the first quarter of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in July 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments.

Fastener Segment cost of sales increased $8.7 million or 50% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, primarily as a result of the increased sales described above. Cost of sales as a percentage of sales was 77% for the first quarter of 1999 compared to 74% for the comparable period in 1998 as a result of management and production changes, including planned reductions in inventory at one of our facilities.

Heavy Fabrication Segment cost of sales as a percentage of sales was 90% for the three months ended March 31, 1999. Gross margin was adversely affected by the aftermath of the labor negotiations which concluded in November 1998. The backlog created during the negotiation process was still being cleared in the first quarter of 1999 resulting in higher than usual overtime and outsourcing costs.

Valve Segment cost of sales decreased $3.8 million, or 34%, primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 63% for the first quarter 1999 compared to 65% for the first quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production.

Machine Segment cost of sales decreased $2.8 million or 74% as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 73% for the three months ended March 31, 1999 compared to 85% for the same period in 1998. Sales related to export crating represented 31% of total sales for the first quarter of 1999 compared to 19% in the first quarter of 1998. Gross margins have historically been higher for crating compared to machine sales.

SELLING. GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.2 million or 26% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, primarily as a result of the purchase acquisitions made in the third quarter of 1998.

Fastener Segment selling, general and administrative expenses increased $1.6 million or 36% primarily as a result of the acquisitions described above.

Heavy Fabrication Segment selling, general and administrative expenses for the three months ended March 31, 1999 relate to Beaird's operations during the first quarter of 1999 and were comparable to the historical amounts prior to the acquisition of Beaird.

Valve Segment selling, general and administrative expenses decreased $1.3 million or 41%. This decrease was primarily as a result of the elimination of the salary and related expenses of the president of a company who resigned in connection with the acquisition of that company, which was accounted for under the pooling-of-interests method of accounting, as well as other reductions in general and administrative expenses in response to decreases in sales.

Machine Segment selling, general and administrative expenses decreased $211,000 or 32% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

Corporate selling, general and administrative expenses increased $251,000 or 92%. This increase was attributable to personnel additions and increases in professional fees associated with our growth.

EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments in unconsolidated affiliates increased $273,226 or 94% primarily as the result of the company's investment in one affiliate, which is engaged in the demolition of refineries, that did not have significant activity until the second quarter of 1998.

INTEREST EXPENSE. Interest expense increased $1.2 million or 139% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, primarily as a result of $57.7 million in debt assumed or incurred in connection with acquisitions in the third quarter of 1998.

OTHER INCOME. On a consolidated basis, other income increased $276,000 in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily as the result of the sale of equipment in 1999.

INCOME TAXES. Income tax expense decreased $214,000 or 13% for the first three months of 1999 compared to the first three months of 1998. Our effective tax rate was 40% for the three months ended March 31, 1999 and March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, we had working capital of $6.8 million, short-term debt of $44.8 million, current maturities of long-term debt of $23.4 million, long term debt of $29.0 million and shareholders' equity of

$68.8 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuance of equity securities and internally generated funds.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three months ended March 31, 1999, net cash provided by operating activities was $1.0 million compared to 1998, which used cash of $3.4 million. The cash provided in 1999 was primarily as a result of net income and depreciation and amortization exceeding changes in current assets and liabilities while in 1998 increases in current assets and liabilities exceeded net income and depreciation and amortization, primarily as the result of increases in accounts receivable in the first quarter of 1998 and notes receivable resulting from the transfer of inventory to an affiliate in exchange for a note receivable.

NET CASH USED BY INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 1999 and 1998, we made capital expenditures of approximately $3.4 million and $4.5 million respectively. Other significant investing activities in 1998 included acquisitions.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Our principal sources of cash are from financing activities, including borrowings under our credit facilities, and issuances of equity securities. Financing activities provided net cash of $860,000 in the three months ended March 31, 1999 compared to $15.0 million in the comparable period in 1998. During the three months ended March 31, 1999, we issued common stock providing net proceeds of $86,000 compared to net proceeds of $11.6 million in the three months ended March 31, 1999 in the comparable period in 1998. During 1998, we completed an offer to the holders of our Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant, from which we received net proceeds of $10.9 million after deducting approximately $100,000 of related expenses. During the three months ended March 31, 1999, we had net borrowings under the lines of credit of $2.3 million and borrowed $247,000 in long-term debt compared to $4.1 million and $2.2 million, respectively in the comparable period in 1998.

PRINCIPAL DEBT INSTRUMENTS. As of March 31, 1999, we had an aggregate of $97.1 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $23.4 million is scheduled to mature during 1999. Certain of our debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At March 31, 1999, we were not in compliance with several of these covenants; however we obtained waivers for the non-compliance from those lenders. In the future, we may not be able to comply with all of these covenants and no assurance can be given that if unable to comply, we will be able to obtain waivers from our lenders.

We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debt facilities in the second quarter of 1999, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

Our existing credit facility is a revolving line of credit with Comerica Bank-Texas. The principal amount is the lesser of $45 million or a defined borrowing base. The credit facility bears interest at the prime rate of Comerica (which was 7.75% at March 31, 1999) and allows the borrowing of funds based on 80% of eligible accounts receivable and 50% of eligible inventory. At March 31, 1999, the borrowing capacity under the credit facility was $45 million and availability was $1.6 million.

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

BELLELI ENERGY. In 1998, we entered into an option agreement that grants us the right to purchase approximately 95% of Belleli Energy S.r.L. ("Belleli") through 2003. Belleli is an Italian company that manufactures thick walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemcial plants. The option agreement calls for two payments annually totaling approximately $600,000 in 1999, $700,000 in 2000, $800,000 in 2001 and $400,000 in 2002.

We have agreed during the option period to support the financing of Belleli in order for it to achieve its operating plan. We anticipate that the majority of this financing will take the form of providing bonding for projects that Belleli undertakes, and to a lesser extent, working capital infusions. At March 31, 1999, we have provided $400,000 in working capital loans, which are supported by accounts receivable, and $266,000 in bonding support in the form of letters of credit. We currently anticipate that Belleli may need significant financial support from us through the end of 1999 which may be in the form of bonding, working capital loans or other financing. To date, we have been able to provide financing support to Belleli through bonding arrangements with our bank and cash flow from operations; however, even if we are successful in refinancing certain of our debt facilities in the second quarter, there can be no assurance that such sources will continue to be available to the extent necessary to provide adequate support to Belleli, which would require us to pursue additional sources of financing on terms that may be less desirable or advantageous than our current arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

We are exposed to some market risk due to the floating interest rate under our revolving line of credit and long-term debt. Under the revolving line of credit, the principal balance is due in June 2000. As of March 31, 1999 the revolving lines of credit had a principal balance of $44.8 million and the long-term debt had a balance of $13.4 million at a floating interest rate equal to the lenders' prime rate, 7.75% at March 31, 1999. We also have $26.4 million of long-term debt bearing interest at Libor plus 2.5% to 5%. The Libor rate as of March 31, 1999 was 5.0%. A 1.0% increase in interest rates could result in a $0.9 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit or the long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

In January 1999, in connection with the merger of a wholly owned subsidiary of the company with Blastco Services Co., Inc. ("Blastco"), the Company exchanged 1,711,027 shares of common stock for the outstanding common stock of Blastco.

In January 1999, Charles E. Underbrink exercised warrants to purchase 18,605 shares of common stock at $3.27 per share. These warrants were issued in 1995 in connection with financing for an acquisition.

All of the above sales were exempt from registration under Section 4(2) of the Securities Act since no public offering was involved.

Item 6.             Exhibits and Reports on Form 8-K

           (a)      Exhibits - none
           (b)      Reports on Form 8-K - none

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INDUSTRIAL HOLDINGS, INC.


Date: May 14, 1999                           By: /s/CHRISTINE A. SMITH
                                                    Christine A. Smith,
                                                   Chief Financial Officer
                                                   and Executive Vice President