Form 10-Q/A
period 1999-03-31
INDUSTRIAL HOLDINGS INC
filed 1999-06-25
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A




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

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX

                                                                                                        PAGE NO.
PART  I          FINANCIAL INFORMATION
                 Item 1      Financial Statements
                             Consolidated Balance Sheets at March 31, 1999 as restated
                             (unaudited) and December 31, 1998 as restated                                     1

                             Consolidated Statement of Income for the Three Months
                             ended March 31, 1999 as restated and 1998 as restated
                             (unaudited)                                                                       2

                             Consolidated Statement of Cash Flows for the Three months
                             ended March 31, 1999 as restated and 1998 as restated                             3
                             (unaudited)

                             Notes to Unaudited Consolidated Financial Statements                              4

                 Item 2      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                               9

                 Item 3      Quantitative and Qualitative Disclosures about Market Risk
                                                                                                              16
PART  II         OTHER INFORMATION

                 Item 1.     Legal Proceedings (no response required)

                 Item 2.     Changes in Securities and Use of Proceeds                                        17

                 Item 3.     Defaults upon Senior Securities
                             (no response required)

                 Item 4.     Submission of Matters to a Vote of
                             Security Holders (no response required)

                 Item 5.     Other Information (no response required)

                 Item 6.     Exhibits and Reports on Form 8-K                                                 17

                            INDUSTRIAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1999            1998
                                                                     -------------    -------------
                                ASSETS                                (As restated  (As restated see
                                                                       see Note 2)    Notes 2 and 7)
Current assets:
         Cash and equivalents ....................................   $   1,484,538    $   3,412,411
         Accounts receivable - trade, net ........................      46,341,072       45,577,133
         Contracts in progress with revenues in excess of billings       7,552,149        5,428,987
         Employee advances .......................................          59,397           58,823
         Inventories .............................................      49,466,494       48,275,927
         Notes receivable, current portion .......................       4,147,693        4,364,106
         Other current assets ....................................       4,886,349        4,620,337
                                                                     -------------    -------------
             Total current assets ................................     113,937,692      111,737,724
Property and equipment, net ......................................      60,630,732       58,793,946
Notes receivable, less current portion ...........................       1,456,825        1,783,769
Investment in unconsolidated affiliates ..........................       1,826,466          513,284
Other assets .....................................................       4,101,860        3,365,494
Goodwill and other, net ..........................................      27,132,194       27,474,438
                                                                     -------------    -------------
           Total assets ..........................................   $ 209,085,769    $ 203,668,655
                                                                     =============    =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ...........................................   $  44,790,413    $  42,486,422
         Accounts payable - trade ................................      19,865,991       21,628,422
         Billings in excess of costs and estimated earnings.......       6,247,086        5,165,760
         Accrued expenses and other ..............................      12,542,505        9,673,640
         Current portion of long-term debt .......................      23,376,884       23,547,890
                                                                     -------------    -------------
              Total current liabilities ..........................     106,822,879      102,502,134
Long-term debt, less current portion .............................      28,975,373       30,334,166
Deferred compensation payable, less current portion ..............         235,686          216,021
Deferred income taxes payable ....................................       4,702,705        4,703,534
                                                                     -------------    -------------
               Total liabilities .................................     140,736,643      137,755,855
Commitments and contingencies
Shareholders' equity:
    Preferred stock $.01 par value, 7,500,000 shares
      authorized, no shares issued or outstanding
    Common stock $.01 par value, 50,000,000
      shares authorized, 14,761,515 and 14,739,662
      shares issued and outstanding, respectively ................         147,614          147,396
   Additional paid-in capital ....................................      51,630,770       51,545,271
   Retained earnings .............................................      17,515,742       15,165,133
   Notes receivable from officers ................................        (945,000)        (945,000)
                                                                     -------------    -------------
                 Total shareholders' equity ......................      68,349,126       65,912,800
                                                                     -------------    -------------
                 Total liabilities and shareholders' equity ......   $ 209,085,769    $ 203,668,655
                                                                     =============    =============

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                      1999           1998
                                                  (As restated    (As restated
                                                   see Note 2)  see Notes 2 and 7)
                                                  ------------    ------------
Sales .........................................   $ 72,774,728    $ 43,110,170
Cost of sales .................................     57,546,031      32,244,566
                                                  ------------    ------------
Gross profit ..................................     15,228,697      10,865,604
Selling, general and administrative expenses ..     10,493,392       8,323,748
                                                  ------------    ------------
Income from operations ........................      4,735,305       2,541,856
Equity in earnings of unconsolidated affiliates        563,131         289,905
Other income (expense):
      Interest expense ........................     (1,995,745)       (835,613)
      Interest income .........................         74,682         153,496
      Other income,  net ......................        529,280         253,271
                                                  ------------    ------------
              Total other income (expense) ....     (1,391,783)       (428,846)
                                                  ------------    ------------
Income before income taxes ....................      3,906,653       2,402,915
Provision for income taxes ....................      1,556,044       1,010,108
                                                  ------------    ------------

Net income ....................................      2,350,609       1,392,807

Distributions to shareholders .................                         34,297
                                                  ------------    ------------
Net income available to common shareholders ...   $  2,350,609    $  1,358,510
                                                  ============    ============
Basic earnings per share ......................   $        .16    $        .10

Diluted earnings per share ....................   $        .16    $        .10
Weighted average number of common shares
   outstanding - basic ........................     14,758,122      13,254,952
Weighted average number of common shares
   outstanding - diluted ......................     15,393,132      13,797,149

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     ------------    ------------
Cash flows from operating activities:                                (As restated    (As restated
                                                                      see Note 2)  see Notes 2 and 7)
      Net income .................................................   $  2,350,609    $  1,392,807
      Adjustments to reconcile net income to net
        cash provided by operating activities:
       Depreciation and amortization .............................      1,821,958       1,280,708
          Equity in earnings of unconsolidated affiliates ........       (563,131)       (289,905)
       Deferred income tax expense (benefit) .....................           (829)        294,947
       Deferred compensation paid ................................         19,665          (6,227)
       Deferred gain on demolition contract ......................       (250,000)       (250,000)
       Changes in assets and liabilities, net of acquisitions:
          Accounts receivable ....................................       (763,939)     (5,496,343)
          Employee advances ......................................            574         107,090
          Inventories ............................................     (1,190,567)      1,378,779
          Notes receivable .......................................        543,357      (4,306,271)
          Other assets ...........................................     (3,126,688)       (662,245)
          Accounts payable .......................................     (1,762,431)        291,203
          Accrued expenses and other .............................      3,950,191         828,272
                                                                     ------------    ------------
              Net cash provided by (used
                   in) operating activities ......................      1,028,769      (5,437,185)
Cash flows from investing activities:
   Purchase of property and equipment ............................     (3,392,083)     (4,463,472)
   Proceeds from disposals of property and equipment, net ........         75,583          72,945
   Distributions received from unconsolidated affiliates .........                        197,791
   Investment in unconsolidated affiliates .......................       (500,051)        (69,132)
   Net proceeds from sale of interest in
      demolition contract ........................................                      2,000,000
   Business acquisitions, net of cash ............................                     (1,589,013)
                                                                     ------------    ------------
              Net cash used in investing activities ..............     (3,816,551)     (3,850,881)
                                                                     ------------    ------------

Cash flows from financing activities:
   Net borrowing under revolving line of credit ..................      2,303,991       4,119,042
   Proceeds from the issuance of long-term debt ..................        246,637       2,228,939
   Principal payments on long-term debt ..........................     (1,776,436)     (2,950,829)
   Proceeds from issuance of common stock ........................         85,717      11,635,591
   Distributions to shareholders .................................                        (34,297)
                                                                     ------------    ------------
             Net cash provided by financing activities ...........        859,909      14,998,446
                                                                     ------------    ------------
Net increase (decrease) in cash and equivalents ..................     (1,927,873)      5,710,380
Cash and equivalents, beginning of period ........................      3,412,411       1,725,053
                                                                     ------------    ------------
Cash and equivalents, end of period ..............................   $  1,484,538    $  7,435,433
                                                                     ============    ============
Supplemental disclosures for cash flow information:
             Cash paid for:
                  Interest .......................................   $  1,803,683    $    856,257
                  Taxes ..........................................                   $    970,000

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


1.             BASIS OF PRESENTATION

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


2.             RESTATEMENT

               Subsequent to the issuance of the Company's unaudited financial statements for the three months ended March 31, 1999, the Company's management determined that certain amounts recognized by Blastco Services Company, Inc. ("Blastco") as sales during the three months ended March 31, 1998, should have been deferred and recognized over the term of the contract. In the first quarter of 1998, Blastco, which merged with the Company in January 1999 in a transaction accounted for as a pooling of interests (see Note 7), recognized as sales the disposition of an interest in a demolition contract for $2.0 million, net of associated expenses. The sale was made to affiliates of an entity in which Blastco owned a non-controlling equity interest and should not have been recognized due to the continuing involvement required by Blastco with the affiliate. As a result, the financial statements for the three months ended March 31, 1998 and 1999, and at December 31, 1998 and March 31, 1999 have been restated from the amounts previously reported to reverse the sale and recognize such income over the estimated life of the demolition contract. The deferred amount is reported on the consolidated balance sheet as Investment in Unconsolidated Affiliates. A summary of the significant effects of the restatement is as follows (in thousand of dollars, except per share amounts):

                                                         Three Months Ended
                                                           March 31, 1998
                                                       ------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                       ----------    ----------
Sales ..............................................   $   45,210    $   43,110
Gross profit .......................................       12,865        10,866
Total other income (expense) .......................         (679)         (429)
Income before income taxes .........................        4,153         2,403
Net income available to common shareholders ........        2,444         1,359
Basic earnings per share ...........................   $     0.18    $     0.10
Diluted earnings per share .........................   $     0.17    $     0.10


                                                         Three Months Ended
                                                           March 31, 1999
                                                       ------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                       ----------    ----------
Sales ..............................................   $   72,775    $   72,775
Gross profit .......................................       15,229        15,229
Total other income (expense) .......................       (1,642)       (1,392)
Income before income taxes .........................        3,657         3,907
Net income available to common shareholders ........        2,196         2,351
Basic earnings per share ...........................   $     0.15    $     0.16
Diluted earnings per share .........................   $     0.15    $     0.16


                                                         At December 31, 1998
                                                       ------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                       ----------    ----------
Investment in unconsolidated affiliates ............   $    1,513    $      513
Billings in excess .................................        5,999         5,166
Accrued expenses and other .........................        9,220         9,673
Retained earnings ..................................       15,785        15,165


                                                          At March 31, 1999
                                                       ------------------------
                                                       Previously        As
                                                        Reported      Restated
                                                       ----------    ----------
Investment in unconsolidated affiliates ............   $    2,576    $    1,826
Billings in excess .................................        6,830         6,247
Accrued expenses and other .........................       12,224        12,542
Retained earnings ..................................       17,981        17,516

3.             INVENTORY

               Inventory consists of the following:

                                                    March 31        December 31
                                                      1999             1998
                                                 -------------     -------------
               Raw materials ...............     $  15,319,737     $  12,451,960
               Finished goods ..............        25,692,940        25,373,644
               Other .......................         8,453,817        10,450,323
                                                 -------------     -------------
                                                 $  49,466,494     $  48,275,927
                                                 =============     =============

4.             RECLASSIFICATION

               Certain amounts have been reclassified from previous periods to conform to the current presentation.

5.             REPORTABLE SEGMENTS

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

                                                HEAVY
                               FASTENERS     FABRICATION       VALVES            MACHINES     CORPORATE    CONSOLIDATED
                               ---------     -----------       ------            --------     ---------    ------------
  AS OF AND FOR THE THREE
        MONTHS ENDED:
       MARCH 31, 1999
Sales                          $34,259,693     $25,594,204    $11,576,325        $1,344,506                 $72,774,728
Income from operations           2,151,022         707,743      2,499,746          (97,889)   $ (525,317)     4,735,305
Total assets                   104,285,793      62,468,797     34,455,920  (1)    3,646,380    4,228,879    209,085,769   (1)

       MARCH 31, 1998
Sales                           23,681,154                     14,956,179  (1)    4,472,837                   43,110,170   (1)
Income from operations           1,850,784                        957,221  (1)        7,507     (273,656)      2,541,856   (1)
  AS OF DECEMBER 31, 1998
Total assets                   106,246,831      58,427,308     31,530,596  (1)    3,969,087     3,494,833    203,668,655   (1)

   (1) As restated - see Note 2.

6.             EARNINGS PER SHARE

               The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                              Three months ended
                                                                    March 31,
                                                           -------------------------
                                                             1999(1)       1998(1)
                                                           -----------   -----------
EARNINGS FOR BASIC AND DILUTED
COMPUTATION
  Net income ...........................................   $ 2,350,609   $ 1,392,807
  Distributions to shareholders ........................                      34,297
                                                           -----------   -----------
  Net income available for common shareholders - basic .     2,350,609     1,358,510
  Interest on convertible debt securities, net of tax ..        43,828
                                                           -----------   -----------
  Net income available for common shareholders - diluted   $ 2,394,437   $ 1,358,510
                                                           ===========   ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,758,122    13,254,952
                                                           ===========   ===========
  Basic earnings per share .............................   $      0.16   $      0.10
                                                           ===========   ===========
DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,758,122    13,254,952
  Shares issuable from assumed conversion of
      common share options, warrants granted and debt
                  conversion ...........................       635,010       542,197
                                                           -----------   -----------
  Weighted average common shares outstanding,
       as adjusted .....................................    15,393,132    13,797,149
                                                           ===========   ===========
  Diluted earnings per share ...........................   $      0.16   $      0.10
                                                           ===========   ===========

 (1) As restated - see Note 2


7.             ACQUISITIONS

               In January 1999, the Company acquired all the outstanding capital stock of Blastco for 1,711,027 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Blastco, with Blastco being the surviving corporation. As a result, Blastco became a wholly owned subsidiary of the Company. Blastco, headquartered in Midland, Texas, demolishes refineries.

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

               Sales, net income and earnings per share for the three months ended March 31, 1998 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                              THREE MONTHS ENDED MARCH 31, 1998
                                          --------------------------------------
                                            INDUSTRIAL                  COMBINED
                                          HOLDINGS,INC.    BLASTCO     COMPANIES
                                          -------------   ---------    ---------
                                                      (000's omitted)
Sales .................................   $      40,777   $   2,333    $  43,110
                                          =============   =========    =========
Net income ............................   $       1,611   $    (218)   $   1,393
                                          =============   =========    =========
Net income available to
  common shareholders .................   $       1,577   $    (218)   $   1,359
                                          =============   =========    =========
Earnings per share:
  Basic ...............................   $         .14                $     .10
  Diluted .............................   $         .13                $     .10

8.             DEBT AND SUBSEQUENT EVENTS

               As of March 31, 1999, the Company had an aggregate of $97.1 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $23.4 million is scheduled to mature during 1999. Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 1998 and March 31, 1999, the Company was not in compliance with several of these covenants; however, it obtained waivers for the non-compliance from the applicable lending institutions. As of December 31, 1998 and March 31, 1999, the Company was not in compliance with certain non-financial covenants related to the Company's ability to provide financial support to Belleli Energy S.r.l. ("Belleli"). In the second quarter of 1999, the Company obtained waivers from our lenders to allow the Company to provide up to $7.5 million of support to Belleli and in conjunction with these waivers, the lenders liberalized certain financial covenants. Management expects to be in compliance with all covenants throughout the remainder of 1999; however, no assurance can be given that the Company is unable to comply, that it will be able to obtain waivers from its lenders.

               On June 17, 1999, the Company amended its credit facility which provides for a $55 million line of credit. Advances under the revolving line of credit bear interest, at the Company's option, at either (i) the prime rate in effect at the time of the advance or (ii) an adjusted Eurodollar rate plus an amount ranging from 2 1/4% to 3% based upon the ratio of senior debt to EBITDA. Substantially all covenants and conditions remain unchanged. The revolving line of credit matures on June 16, 2001.

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

     Subsequent to the issuance of the Company's unaudited financial statements for the three months ended March 31, 1999, the Company's management determined that certain amounts recognized by Blastco Services Company, Inc. ("Blastco") as sales during the three months ended March 31, 1998, should have been deferred and recognized over the term of the contract. In the first quarter of 1998, Blastco, which merged with the Company in January 1999 in a transaction accounted for as a pooling of interests, recognized as sales the disposition of an interest in a demolition contract for $2.0 million, net of associated expenses. The sale was made to affiliates of an entity in which Blastco owned a non-controlling equity interest and should not have been recognized due to the continuing involvement required by Blastco with the affiliate. As a result, the financial statements for the three months ended March 31, 1998 and 1999, and at December 31, 1998 and March 31, 1999 have been restated from the amounts previously reported to reverse the sale and recognize such income over the estimated life of the demolition contract. The effects of the restatement are presented in Note 2 to the consolidated financial statements and have been reflected herein.

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

RESULTS OF OPERATIONS

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Sales:                                                        (000's omitted)
     Fastener Segment ..................................    $ 34,260    $ 23,681
     Heavy Fabrication Segment(1) ......................      25,594        --
     Valve Segment .....................................      11,576      14,956
     Machine Segment ...................................       1,344       4,473
                                                            --------    --------
                                                              72,774      43,110
Cost of Sales:
     Fastener Segment ..................................      26,236      17,516
     Heavy Fabrication Segment(1) ......................      23,044        --
     Valve Segment .....................................       7,279      10,930
     Machine Segment ...................................         987       3,798
                                                            --------    --------
                                                              57,546      32,244
Selling, General and Administrative:
     Fastener Segment ..................................       5,872       4,314
     Heavy Fabrication Segment(1) ......................       1,842        --
     Valve Segment .....................................       1,798       3,069
     Machine Segment ...................................         456         667
     Corporate .........................................         525         274
                                                            --------    --------
                                                              10,493       8,324
Operating Income .......................................    $  4,735    $  2,542
                                                            ========    ========

      (1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998 (AS RESTATED).

SALES. On a consolidated basis, sales increased $29.7 million or 69% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Fastener Segment sales increased $10.6 million or 45% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc., in the third quarter of 1998 which added $12.6 million in sales in the first quarter of 1999, partially offset by $2.0 million in aggregate sales decreases in our stud bolt and gasket operations primarily related to declining oil prices and the resulting slowdown in the oil and gas industries in the first three months of 1999.

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

Valve Segment sales decreased $3.4 million or 23% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil and the resulting cost reduction efforts implemented by our customers for production and maintenance.

Machine Segment sales decreased $3.1 million or 70% for the three months ended March 31, 1999 compared to the three months ended March 31,1998 as the demand for machine tools declined.

COST OF SALES. Cost of sales increased $25.3 million or 78% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Cost of sales as a percentage of sales was 79% for the first quarter of 1999 compared to 75% for the first quarter of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in July 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments.

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

Valve Segment cost of sales decreased $3.7 million or 33% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 63% for the first quarter 1999 compared to 73% for the first quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the greater volume of higher margin contracts in progress for refinery demolition.

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

OTHER INCOME. On a consolidated basis, other income increased $276,009 in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily as the result of the sale of equipment in 1999.

INCOME TAXES. Income tax expense increased $545,936 or 54% for the first three months of 1999 compared to the first three months of 1998. Our effective tax rate was 40% for the three months ended March 31, 1999 and 42% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, we had working capital of $7.1 million, short-term debt of $44.8 million, current maturities of long-term debt of $23.4 million, long term debt of $29.0 million and shareholders' equity of $68.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuances of equity securities and internally generated funds.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three months ended March 31, 1999, net cash provided by operating activities was $1.0 million compared to 1998, which used cash of $5.4 million. The cash provided in 1999 was primarily as a result of net income and depreciation and amortization exceeding changes in current assets and liabilities while in 1998 increases in current assets and liabilities exceeded net income and depreciation and amortization, primarily as the result of an increase in accounts receivable and an increase in notes receivable resulting from the transfer of inventory to an affiliate in exchange for a note receivable in the first quarter of 1998.

NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 1999 and 1998, we made capital expenditures of approximately $3.4 million and $4.5 million, respectively. Other significant investing activities in 1998 included acquisitions and the sale of an interest in a demolition contract for $2.1 million.

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

PRINCIPAL DEBT INSTRUMENTS. As of March 31, 1999, we had an aggregate of $97.1 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $23.4 million is scheduled to mature during 1999. Certain of our debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 1998 and March 31, 1999, we were not in compliance with several of these covenants; however we obtained waivers for the non-compliance from the applicable lending institutions. As of December 31, 1998 and March 31, 1999, we were not in compliance with certain non-financial covenants related to our ability to provide financial support to Belleli Energy S.r.l. ("Belleli"). In the second quarter of 1999, we obtained waivers from our lenders to allow us to provide up to $7.5 million of support to Belleli and in conjunction with these waivers the lenders liberalized certain financial covenants. Management expects to be in compliance with all covenants throughout the remainder of 1999; however, no assurance can be given that if we are unable to comply, we will be able to obtain waivers from our lenders.

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

On June 17, 1999, we amended our credit facility. Our amended credit facility provides for a $55 million line of credit. Advances under the revolving line of credit bear interest, at our option, at either (i) the prime rate in effect at the time of the advance or (ii) an adjusted Eurodollar rate plus an amount ranging from 2 1/4% to 3% based upon our ratios of senior debt to EBITDA. Substantially all covenants and conditions remain unchanged. The revolving line of credit matures on June 16, 2001.

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

BELLELI ENERGY. In 1998, we entered into an option agreement that grants us the right to purchase approximately 96% of Belleli through 2002. Belleli is an Italian company that manufactures thick walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. The option agreement calls for payments totaling approximately $600,000 in 1999, $700,000 in 2000, $800,000 in 2001 and $400,000 in 2002. During the second quarter of 1999, the option agreement was amended to include an additional option payment of $3 million, of which $2.6 million was funded by a private placement of our common stock and the remainder from the conversion of a $400,000 note receivable from Belleli.

In connection with the Belleli option agreement, we have agreed to support the financing of Belleli to the extent its existing lines of credit and bonding arrangements are not sufficient to support successful implementation of an agreed upon business plan. We currently estimate that we will need to provide or assist in arranging support to Belleli of up to $20 million, which may take the form of cash, equity, bonding or other support; however, the actual amount is subject to numerous variables outside of our control, including Belleli's success in obtaining new contracts, its cash flow from operations and its customers' and suppliers' bonding requirements. At March 31, 1999, we had a note receivable from Belleli for $400,000 which was secured by accounts receivable and which was converted to an additional option payment subsequent to that date. At March 31, 1999 we had provided to customers and suppliers third-party performance guarantees of $5.6 million and letters of credit of $242,000, all of which have subsequently expired. We are exposed to credit loss in the event of nonperformance by Belleli under these arrangements;

however, we do not anticipate nonperformance by Belleli. To date we have been able to provide this financial support through bonding arrangements with our bank and performance guarantees; however, even if we are successful in refinancing certain of our debt facilities in the second quarter, there can be no assurance that such sources will continue to be available to the extent necessary to provide adequate support to Belleli, which would require us to pursue additional sources of financing on terms that may be less desirable or advantageous than our current arrangements.

We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debts facilities in the second quarter of 1999, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist. For the three months ending March 31, 1999 we have made capital expenditures of $3.4 million and anticipate spending $6.4 million for the remainder of 1999. We believe that our overall treasury management of cash on hand from operations and available borrowings under new or existing credit facilities will be adequate to meet capital requirements and provide working capital needs in connection with integrating our businesses acquired and for continued maintenance and improvements in our business.

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

We believe that with modifications to existing software, the Year 2000 Issue can be mitigated. The implementation of these remediation efforts is underway and is expected to be completed by September 30, 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations. We plan to complete the testing of the year 2000 modifications as these modifications are implemented. We have not established a contingency plan but intend to formulate one to address unavoidable risks, and we expect to have the contingency plan formulated by mid-1999.

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

Efforts with respect to the Year 2000 Issue have been handled internally by our management and our other employees. Costs of developing and carrying out this initiative are being funded from operations and have not represented a material expense. We have not completed our remediation efforts but currently believe that the costs of the Year 2000 Issue will not be significant and will not have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Item 6.             Exhibits and Reports on Form 8-K

           (a)      Exhibits.

           Exhibit
           Number     Identification of Exhibit
           -------    -------------------------
             27       Amended Financial Data Schedules

           (b)      Reports on Form 8-K - none

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     INDUSTRIAL HOLDINGS, INC.


Date: June 24, 1999                                  By:/S/CHRISTINE A. SMITH
                                                           Christine A. Smith,
                                                           Chief Financial
                                                           Officer and Executive
                                                           Vice President
                                       17