Form 10-Q
period 1999-06-30
INDUSTRIAL HOLDINGS INC
filed 1999-08-16
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 1999

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

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   At August 11, 1999, there were 15,111,094 shares of Common Stock outstanding.

                          INDUSTRIAL HOLDINGS, INC.
                                    INDEX

                                                                        PAGE NO.
PART I  FINANCIAL INFORMATION
        Item 1  Financial Statements (unaudited)
                Consolidated Balance Sheets at June 30, 1999
                and December 31, 1998 as restated .........................    1

                Consolidated Statements of Income for the Three Months
                ended June 30, 1999 and 1998 as restated ..................    2

                Consolidated Statements of Income for the Six Months
                ended June 30,1999 and 1998 as restated ...................    3

                Consolidated Statements of Cash Flows for the Six Months
                ended June 30, 1999 and 1998 as restated ..................    4

                Notes to Consolidated Financial Statements ................    5

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................    9

        Item 3  Quantitative and Qualitative Disclosures about Market Risk    18

PART II OTHER INFORMATION

        Item 1. Legal Proceedings (no response required)

        Item 2. Changes in Securities and Use of Proceeds .................   18

        Item 3. Defaults upon Senior Securities
                (no response required)

        Item 4. Submission of Matters to a Vote of
                Security Holders ..........................................   18

        Item 5. Other Information (no response required)

        Item 6. Exhibits and Reports on Form 8-K ..........................   19

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.


                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      June 30,      December 31,
                                                                        1999            1998
                                                                   -------------    -------------
                                ASSETS                                               (As restated
                                                                                      see Note 6)
Current assets:
    Cash and equivalents .......................................   $   1,684,392    $   3,412,411
    Accounts receivable - trade, net ...........................      41,000,007       45,577,133
    Costs and estimated earnings in excess of billings..........      12,192,314        5,428,987
    Employee advances ..........................................          59,397           58,823
    Inventories ................................................      44,399,368       48,275,927
    Notes receivable, current portion ..........................       3,018,937        4,364,106
    Other current assets .......................................       2,208,258        4,620,337
                                                                   -------------    -------------
          Total current assets .................................     104,562,673      111,737,724
Property and equipment, net ....................................      64,868,082       58,793,946
Notes receivable, less current portion .........................       1,605,499        1,783,769
Investment in unconsolidated affiliates ........................       3,680,988          513,284
Other assets ...................................................       7,465,930        3,365,494
Goodwill and other, net ........................................      26,793,284       27,474,438
                                                                   -------------    -------------
        Total assets ...........................................   $ 208,976,456    $ 203,668,655
                                                                   =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable, current ...................................   $                $  42,486,422
      Accounts payable - trade .................................      20,472,401       21,628,422
      Billings in excess of costs and estimated earnings........       1,606,296        5,165,760
      Accrued expenses and other ...............................      11,305,561        9,673,640
      Current portion of long-term debt ........................      25,883,600       23,547,890
                                                                   -------------    -------------
           Total current liabilities ...........................      59,267,858      102,502,134
Notes payable, long-term .......................................      43,678,082
Long-term debt, less current portion ...........................      27,681,692       30,334,166
Deferred compensation payable, less current portion ............         224,185          216,021
Deferred income taxes payable ..................................       6,301,062        4,703,534
                                                                   -------------    -------------
            Total liabilities ..................................     137,152,879      137,755,855
                                                                   -------------    -------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock $.01 par value, 7,500,000 shares
      authorized, no shares issued or outstanding
    Common stock $.01 par value, 50,000,000
      shares authorized, 15,111,094 and 14,739,662
      shares issued and outstanding, at June 30, 1999 and
      December 31, 1998, respectively ..........................         151,110          147,396
   Additional paid-in capital ..................................      54,217,882       51,545,271
   Retained earnings ...........................................      18,399,585       15,165,133
   Notes receivable from officers ..............................        (945,000)        (945,000)
                                                                   -------------    -------------
              Total shareholders' equity .......................      71,823,577       65,912,800
                                                                   -------------    -------------
              Total liabilities and shareholders' equity .......   $ 208,976,456    $ 203,668,655
                                                                   =============    =============

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
                                                                   (As restated
                                                                    see Note 6)

Sales ..........................................   $ 68,458,726    $ 44,580,543
Cost of sales ..................................     55,197,053      32,112,821
                                                   ------------    ------------
Gross profit ...................................     13,261,673      12,467,722
Selling, general and administrative expenses ...     10,956,602       8,986,730
                                                   ------------    ------------
Income from operations .........................      2,305,071       3,480,992
Equity in earnings of unconsolidated affiliates         767,522         548,924
Other income (expense):
      Interest expense .........................     (1,940,790)       (847,502)
      Interest income ..........................         84,060          51,723
      Other income,  net .......................        353,499         569,027
                                                   ------------    ------------
                Total other income (expense) ...     (1,503,231)       (226,752)
Income before income taxes .....................      1,569,362       3,803,164
Provision for income taxes .....................        685,519       1,365,209
                                                   ------------    ------------
Net income .....................................        883,843       2,437,955
Distributions to shareholders ..................
                                                   ------------    ------------
Net income available to common shareholders ....   $    883,843    $  2,437,955
                                                   ============    ============
Basic earnings per share .......................   $       0.06    $       0.18
                                                   ============    ============
Diluted earnings per share .....................   $       0.06    $       0.17
                                                   ============    ============

Weighted average number of common shares
   outstanding - basic .........................     14,842,187      13,819,809
Weighted average number of common shares
   outstanding - diluted .......................     15,427,953      14,465,899

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
                                                                   (As restated
                                                                    see Note 6)

Sales .........................................   $ 141,233,454    $ 87,690,713
Cost of sales .................................     112,743,084      64,357,387
                                                  -------------    ------------
Gross profit ..................................      28,490,370      23,333,326
Selling, general and administrative expenses ..      21,449,994      17,310,477
                                                  -------------    ------------
Income from operations ........................       7,040,376       6,022,849
Equity in earnings of unconsolidated affiliates       1,330,653         838,829
Other income (expense):
      Interest expense ........................      (3,936,535)     (1,683,115)
      Interest income .........................         158,742         205,219
      Other income,  net ......................         882,779         822,298
                                                  -------------    ------------
            Total other income (expense) ......      (2,895,014)       (655,598)
Income before income taxes ....................       5,476,015       6,206,080
Provision for income taxes ....................       2,241,563       2,375,317
                                                  -------------    ------------
Net income ....................................       3,234,452       3,830,763
Distributions to shareholders .................                          34,297
                                                  -------------    ------------

Net income available to common shareholders ...   $   3,234,452    $  3,796,466
                                                  =============    ============
Basic earnings per share ......................   $        0.22    $       0.28
                                                  =============    ============

Diluted earnings per share ....................   $        0.22    $       0.27
                                                  =============    ============

Weighted average number of common shares
   outstanding - basic ........................      14,800,489      13,547,767
Weighted average number of common shares
   outstanding - diluted ......................      15,410,877      14,141,703

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                      ----------------------------
                                                                          1999            1998
                                                                      ------------    ------------
                                                                                      (As restated
                                                                                       see Note 6)
Cash flows from operating activities:
  Net income ......................................................   $  3,234,452    $  3,830,763
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization .............................      3,765,371       2,491,566
        Equity in earnings of unconsolidated affiliates ...........     (1,330,653)       (838,829)
        Deferred income tax provision .............................      1,597,528          49,713
        Deferred compensation paid ................................          8,164         (12,579)
        Deferred gain on demolition contract ......................       (500,000)       (500,000)
        Changes in assets and liabilities, net of acquisitions:
            Accounts receivable ...................................      4,577,126         921,909
            Employee advances .....................................           (574)         54,858
            Inventories ...........................................      3,876,559        (662,163)
            Notes receivable ......................................      1,523,439      (4,237,664)
            Other assets ..........................................    (11,654,443)     (2,555,290)
            Accounts payable ......................................     (1,156,021)       (646,286)
            Accrued expenses and other ............................     (2,877,543)       (954,236)
                                                                      ------------    ------------
                Net cash provided by (used in) operating activities      1,063,405      (3,058,238)
                                                                      ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment .............................     (5,118,129)     (5,935,438)
   Proceeds from disposals of property and equipment, net .........        112,535         166,268
   Distributions received from unconsolidated affiliates ..........                      1,897,353
   Investments in unconsolidated affiliates .......................     (1,337,051)       (129,389)
   Net proceeds from sale of interest in
      demolition contract .........................................                      2,000,000
   Business acquisitions, net of cash acquired ....................                     (1,697,664)
                                                                      ------------    ------------
                Net cash used in investing activities .............     (6,342,645)     (3,698,870)
                                                                      ------------    ------------
Cash flows from financing activities:
   Net borrowings under revolving line of credit ..................      1,591,660      (1,993,647)
   Proceeds from the issuance of long-term debt ...................      3,192,251       2,429,993
   Principal payments on notes payable and long-term debt .........     (3,909,015)     (5,578,577)
   Proceeds from issuance of common stock .........................      2,676,325      12,826,568
   Distributions to shareholders ..................................                        (34,297)
                                                                      ------------    ------------
        Net cash provided by financing activities .................      3,551,221       7,650,040
                                                                      ------------    ------------
Net increase (decrease) in cash and equivalents ...................     (1,728,019)        892,932
Cash and equivalents, beginning of period .........................      3,412,411       1,725,053
                                                                      ------------    ------------
Cash and equivalents, end of period ...............................   $  1,684,392    $  2,617,985
                                                                      ============    ============
Supplemental disclosures for cash flow information:
   Cash paid for:
                  Interest ........................................      3,692,434       1,659,286
                  Taxes ...........................................        364,000       2,103,326

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto of the Company as of December 31, 1998 and 1997 and for the three-year period ended December 31, 1998.


2.        INVENTORIES

          Inventories consists of the following:

                                                  June 30,          December 31,
                                                    1999                1998
                                                 -----------        -----------
          Raw materials ..............           $12,350,627        $12,451,960
          Finished goods .............            22,838,659         25,373,644
          Other ......................             9,210,082         10,450,323
                                                 -----------        -----------
                                                 $44,399,368        $48,275,927
                                                 ===========        ===========


3.        RECLASSIFICATION

          Certain amounts have been reclassified from previous periods to conform to the current period presentation.


4.        REPORTABLE SEGMENTS

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

                                                         HEAVY
                                         FASTENERS    FABRICATION      VALVES         MACHINES       CORPORATE     CONSOLIDATED
                                       ------------   -----------   -----------      -----------    -----------    ------------
    AS OF AND FOR THE THREE
  MONTHS ENDED JUNE 30, 1999
Sales ..............................   $ 30,370,861   $26,125,641   $11,115,592      $   846,632                   $ 68,458,726
Income from operations .............        887,925       452,143     1,959,095         (285,564)      (708,528)      2,305,071
Total assets .......................     72,764,015    54,997,074    30,237,087        4,114,823     46,863,457     208,976,456

   FOR THE THREE MONTHS ENDED
        JUNE 30, 1998
Sales ..............................     24,033,407                  15,523,094 (1)    5,024,042                     44,580,543 (1)
Income from operations .............      1,811,448                   1,894,421 (1)       37,004       (261,881)      3,480,992 (1)

   FOR THE SIX MONTHS ENDED
        JUNE 30, 1999
Sales ..............................     64,630,554    51,719,845    22,691,917        2,191,138                    141,233,454
Income from operations .............      2,961,947     1,159,886     4,433,141         (383,453)    (1,131,145)      7,040,376

    FOR THE SIX MONTHS ENDED
        JUNE 30, 1998
Sales ..............................     47,714,561                  30,479,273 (1)    9,496,879                     87,690,713 (1)
Income from operations .............      3,630,217                   2,822,642 (1)       44,511       (474,521)      6,022,849 (1)

    AS OF DECEMBER 31, 1998
Total assets .......................    106,246,831    58,427,308    31,530,596 (1)    3,969,087      3,494,833     203,668,655 (1)

      (1) As Restated - see Note 6

5.        EARNINGS PER SHARE

          The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                                 THREE MONTHS ENDED
                                                                     JUNE 30,
                                                           ----------------------------
                                                              1999             1998(1)
                                                           -----------      -----------
EARNINGS FOR BASIC AND DILUTED COMPUTATION
  Net income ...........................................   $   883,843      $ 2,437,955
  Distributions to shareholders.........................
                                                           -----------      -----------
  Net income available for common shareholders - basic .       883,843        2,437,955
  Interest on convertible debt securities, net of tax ..        43,828
                                                           -----------      -----------
  Net income available for common shareholders - diluted   $   927,671      $ 2,437,955
                                                           ===========      ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,842,187       13,819,809
                                                           ===========      ===========
  Basic earnings per share .............................   $      0.06      $      0.18
                                                           ===========      ===========
DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,842,187       13,819,809
  Shares issuable from assumed conversion of common
    share options, warrants granted and debt conversion        585,766          646,090
                                                           -----------      -----------
  Weighted average common shares outstanding,
     as adjusted .......................................    15,427,953       14,465,899
                                                           ===========      ===========
  Diluted earnings per share ...........................   $      0.06      $      0.17
                                                           ===========      ===========

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           ----------------------------
                                                               1999           1998(1)
                                                           -----------      -----------
EARNINGS FOR BASIC AND DILUTED COMPUTATION
  Net income ...........................................   $ 3,234,452      $ 3,830,763
  Distributions to shareholders ........................                         34,297
                                                           -----------      -----------
  Net income available for common shareholders - basic .     3,234,452        3,796,466
  Interest on convertible debt securities, net of tax ..        87,656
                                                           -----------      -----------
  Net income available for common shareholders - diluted     3,322,108        3,796,466
                                                           ===========      ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,800,489       13,547,767
                                                           ===========      ===========
  Basic earnings per share .............................   $      0.22      $      0.28
                                                           ===========      ===========
DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding ...........    14,800,489       13,547,767
  Shares issuable from assumed conversion of common
    share options, warrants granted and debt conversion        610,388          593,936
                                                           -----------      -----------
  Weighted average common shares outstanding,
    as adjusted ........................................    15,410,877       14,141,703
                                                           ===========      ===========
  Diluted earnings per share ...........................   $      0.22      $      0.27
                                                           ===========      ===========

          (1) As Restated - see Note 6

6.        ACQUISITIONS

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

          The merger with Blastco was accounted for as a pooling-of-interests. The Company's consolidated balance sheet as of December 31, 1998 and the consolidated statements of income for the three months and the six months ended June 30, 1998 have been restated to include the results of operations of Blastco. The Company's consolidated statements of income for the three months and the six months ended June 30, 1999 include the results of operations of Blastco for the period.

          Sales, net income, net income available to common shareholders and earnings per share for the three months and the six months ended June 30, 1998 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                               THREE MONTHS ENDED JUNE 30, 1998
                                             -----------------------------------
                                              INDUSTRIAL                COMBINED
                                             HOLDINGS,INC.   BLASTCO   COMPANIES
                                             -------------   -------   ---------
                                                         (000'S OMITTED)
Sales ....................................   $      40,924   $ 3,657   $  44,581
                                             =============   =======   =========
Net income ...............................   $       1,771   $   667   $   2,438
                                             =============   =======   =========
Net income available to
   common shareholders ...................   $       1,771   $   667   $   2,438
                                             =============   =======   =========
Earnings per share:
   Basic .................................   $         .15             $     .18
   Diluted ...............................   $         .14             $     .17


                                                 SIX MONTHS ENDED JUNE 30, 1998
                                             -----------------------------------
                                              INDUSTRIAL                COMBINED
                                             HOLDINGS,INC.   BLASTCO   COMPANIES
                                             -------------   -------   ---------
                                                         (000'S OMITTED)
Sales ....................................   $      81,700   $ 5,991   $  87,691
                                             =============   =======   =========
Net income ...............................   $       3,382   $   449   $   3,831
                                             =============   =======   =========
Net income available to
   common shareholders ...................   $       3,347   $   449   $   3,796
                                             =============   =======   =========
Earnings per share:
   Basic .................................   $         .28             $     .28
   Diluted ...............................   $         .27             $     .27

7.        DEBT

          As of June 30, 1999, the Company had an aggregate of $97.2 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $25.9 million is scheduled to mature during the next twelve months. Our existing credit facility is a revolving line of credit with Comerica Bank-Texas. The principal amount is the lesser of $55 million or a defined borrowing base. Advances under the revolving line of credit bear interest, at the Company's option, at either (i) the prime rate in effect at the time of the advance (which was 7.75% at June 30, 1999) or (ii) an adjusted Eurodollar rate plus an amount ranging from 2% to 2 3/4% based upon our ratios of senior debt to EBITDA. The borrowing base is defined as 80% of eligible accounts receivable and 50% of eligible inventory subject to certain limitations. At June 30, 1999, the borrowing capacity under the credit facility was $46.8 million and availability was $3.1 million. The revolving line of credit matures on June 16,

          2001. Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At June 30, 1999, the Company was not in compliance with several of these covenants; however, it obtained waivers for the non-compliance from the applicable lending institutions. Although management expects to be able to obtain waivers should there be further events of non-compliance, no assurance can be given that the Company will be able to obtain waivers from its lenders.

          In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $28.0 million in cash and a $5.0 million note to the Seller. Under the purchase agreement the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believes that it is entitled to receive $3.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition. Additionally, on July 15, 1999, the first installment was due on the Seller note of $1.8 million. The Company and the Seller have agreed to extend the note payment to August 25, 1999 pending resolution of the final purchase price calculation.


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

      This section should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this document.

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

      Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our clients are the automotive, home furnishings, petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During 1998 and into 1999, oil and gas prices declined significantly, resulting in a decrease in the demand for our products and services that are used in the exploration and production of oil and gas. Exploration and production expenditures generally lag improvements in oil and gas prices; therefore, although oil and gas prices have improved during 1999, we have yet to experience significant sales increases.

RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                         ------------------   ------------------
                                           1999      1998       1999       1998
                                         -------   --------   --------   -------
Sales:                                    (000'S OMITTED)       (000'S OMITTED)
     Fastener Segment ................   $30,371   $ 24,034   $ 64,630   $47,715
     Heavy Fabrication Segment (1) ...    26,125                51,720
     Valve Segment ...................    11,116     15,523     22,692    30,479
     Machine Segment .................       847      5,024      2,191     9,497
                                         -------   --------   --------   -------
                                          68,459     44,581    141,233    87,691
Cost of Sales:
     Fastener Segment ................    23,532     17,667     49,769    35,184
     Heavy Fabrication Segment (1) ...    23,996                47,040
     Valve Segment ...................     7,019     10,145     14,298    21,075
     Machine Segment .................       650      4,301      1,636     8,098
                                         -------   --------   --------   -------
                                          55,197     32,113    112,743    64,357
Selling, General and Administrative:
     Fastener Segment ................     5,950      4,554     11,900     8,901
     Heavy Fabrication Segment (1) ...     1,678                 3,520
     Valve Segment ...................     2,138      3,484      3,961     6,581
     Machine Segment .................       482        687        938     1,354
     Corporate .......................       709        262      1,131       475
                                         -------   --------   --------   -------
                                          10,957      8,987     21,450    17,311
                                         -------   --------   --------   -------
Operating Income .....................   $ 2,305   $  3,481   $  7,040   $ 6,023
                                         =======   ========   ========   =======

(1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

SALES. On a consolidated basis, sales increased $23.9 million or 54% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

Fastener Segment sales increased $6.0 million or 25% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc., in the third quarter of 1998 which added $11.0 million in sales in the second quarter of 1999, partially offset by $5.0 million aggregate sales decrease in our stud bolt, rivet and gasket operations primarily related to depressed activity in the oil and gas industries as exploration and production expenditures lagged the increase in oil and gas prices. Additionally, a softness in the refining and processing industries beginning late in the first quarter of 1999 negatively impacted second quarter sales during the three months ended June 30, 1999.

The Heavy Fabrication Segment was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for the three month period ending June 30, 1999 increased $9.3 million or 55% compared to the second quarter of 1998. Sales increased based on a strategic decision to expand the range of products manufactured, primarily the production of wind turbine towers. Beaird's primary contract for wind turbine towers required delivery of the towers on or before June 30, 1999. Therefore, substantially all of the sales related to these towers were recognized prior to July 1, 1999. The completed wind turbine tower contract has not been replaced and we anticipate sales for this segment to decline in the third and fourth quarters of 1999.

Valve Segment sales decreased $4.4 million or 28% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil and gas during 1998 and the resulting cost reduction efforts implemented by our customers for production and maintenance. Exploration and production expenditures generally lag improvements in oil and gas prices; therefore, although oil and gas prices have improved during 1999, we have yet to experience significant sales increases.

Machine Segment sales decreased $4.2 million or 83% for the three months ended June 30, 1999 compared to the three months ended June 30,1998 as the demand for machine tools declined in the energy industry. Sales also declined in the second quarter due to a change in management for this segment during the second quarter. The transition phase associated with new management negatively impacted sales and earnings. The transition was substantially complete in July 1999 and current sales trends indicate positive growth for the latter half of the third quarter, with August sales expected to double the average for the second quarter of 1999.

COST OF SALES. Cost of sales increased $23.1 million or 72% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Cost of sales as a percentage of sales was 81% for the second quarter of 1999 compared to 72% for the second quarter of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in July 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments. In addition, the valve segment, which typically has the highest margins of all our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (26% in the first quarter of 1999 compared to 35% in the first quarter of 1998).

Fastener Segment cost of sales increased $5.9 million or 33% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, primarily as a result of the increased sales described above. Cost of sales as a percentage of sales was 77% for the second quarter of 1999 compared to 74% for the comparable period in 1998 as a result of management and production changes, including planned reductions in inventory at two of our facilities.

Heavy Fabrication Segment cost of sales as a percentage of sales was 92% for the three months ended June 30, 1999. Gross margins were adversely affected by the increase in volume associated with the wind turbine tower product addition, resulting in higher than usual overtime and outsourcing costs which were needed to meet customer delivery schedules.

Valve Segment cost of sales decreased $3.1 million or 31% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 63% for the second quarter 1999 compared to 65% for the second quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the growth (both in actual sales and as a percentage of total valve segment sales) of higher margin contracts associated with refinery demolition.

Machine Segment cost of sales decreased $3.7 million or 85% as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 77% for the three months ended June 30, 1999 compared to 86% for the same period in 1998. Sales related to export crating represented 48% of total sales of this segment for the second quarter of 1999 compared to 21% in the second quarter of 1998. Gross margins have historically been higher for crating compared to machine sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.0 million or 22% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This increase was primarily attributable to the purchase acquisitions of Beaird, Ideal and A&B which added $3.4 million in expenses in the second quarter of 1999, partially offset by a net decrease of $1.4 million in expenses in the remainder of the Company. This net decrease is the result of deliberate cost reduction measures implemented as a result of the decrease in sales.

Fastener Segment selling, general and administrative expenses increased $1.4 million or 31% primarily as a result of the acquisitions described above.

Heavy Fabrication Segment selling, general and administrative expenses for the three months ended June 30, 1999 relate to Beaird's operations during the second quarter of 1999 and were comparable to the historical amounts prior to the acquisition of Beaird.

Valve Segment selling, general and administrative expenses decreased $1.3 million or 39%. This decrease was the result of personnel reductions and reductions in other general and administrative expenses in response to decreases in sales.

Machine Segment selling, general and administrative expenses decreased $0.2 million or 30% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

Corporate selling, general and administrative expenses increased $0.4 million or 171%. This increase was attributable to personnel additions and increases in professional fees associated with our growth.

EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments in unconsolidated affiliates increased $0.2 million or 40%. The increase is primarily as the result of the company's investment in one affiliate which is engaged in the demolition of refineries. This affiliate reported greater earnings in the second quarter of 1999 compared to the same period in 1998 due to favorable progress on its demolition contracts.

INTEREST EXPENSE. Interest expense increased $1.1 million or 129% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, primarily as a result of $57.7 million in debt assumed or incurred in connection with acquisitions in the third quarter of 1998.

OTHER INCOME. On a consolidated basis, other income decreased $0.2 million in the three months ended June 30, 1999. Other income for the quarter ended June 30, 1999 consisted primarily of $0.25 million recognized as deferred gain on the sale of a demolition contract in the first quarter of 1998 and $0.1 million in rental payments for real estate and equipment from one of our equity affiliates.

INCOME TAXES. Income tax expense decreased $0.7 million or 50% for the second quarter of 1999 compared to the second quarter of 1998. Our effective tax rate was 44% for the three months ended June 30, 1999 and 36% for the three months ended June 30, 1998. The increase in the effective tax rate is primarily the result of state taxes associated with the purchase acquisitions in the third quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

SALES. On a consolidated basis, sales increased $53.5 million or 61% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Fastener Segment sales increased $16.9 million or 35% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc., in the third quarter of 1998 which added $23.6 million in sales in the six months ended June 30, 1999, which was partially offset by a $6.7 million aggregate sales decrease in our stud bolt, rivet and gasket operations primarily related to depressed activity in the oil and gas industries as exploration and production expenditures lagged the increase in oil and gas prices. Additionally, a softness in the refining and processing industries beginning late in the first quarter of 1999 negatively impacted second quarter sales for 1999.

The Heavy Fabrication Segment was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for the six month period ending June 30, 1999 increased $20.3 million or 65% compared to the first half of 1998. Sales increased based on a strategic decision to expand the range of products manufactured, primarily to the production of wind turbine towers. Beaird's primary contract for wind turbine towers required delivery of the towers on or before June 30, 1999. Therefore, substantially all of the sales related to these towers were recognized prior to July 1, 1999. The completed wind turbine tower contract has not been replaced and we anticipate sales for this segment to decline in the third and fourth quarters of 1999.

Valve Segment sales decreased $7.8 million or 26% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil during 1998 and the resulting cost reduction efforts implemented by our customers for production and maintenance. Increases in exploration and production expenditures generally lag improvements in oil prices; therefore, although oil prices have improved during 1999, we did not experience sales increases until late in the second quarter.

Machine Segment sales decreased $7.3 million or 77% for the six months ended June 30, 1999 compared to the six months ended June 30,1998 as the demand for machine tools declined in the energy industry. Sales also declined in the second quarter due to a change in management for this segment during the second quarter. The transition phase associated with new management negatively impacted sales and earnings. The transition was substantially complete in July 1999 and current sales trends indicate solid growth for the latter half of the third quarter, with August sales expected to double the average for the second quarter of 1999.

COST OF SALES. Cost of sales increased $48.4 million or 75% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Cost of sales as a percentage of sales was 80% for the first six months of 1999 compared to 73% for the first six months of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in July 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments.In addition, the valve segment, which typically has the highest margins of all our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (25% in the first half of 1999 compared to 35% in the first half of 1998).

Fastener Segment cost of sales increased $14.6 million or 41% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, primarily as a result of the increased sales described above. Cost of sales as a percentage of sales was 77% for the first half of 1999 compared to 74% for the comparable period in 1998 as a result of management and production changes, including planned reductions in inventory at two of our facilities. Additionally, several large sales were made during the first half of 1999 that had lower than average margins resulting from lower negotiated pricing, acceptable due to the high volume.

Heavy Fabrication Segment cost of sales as a percentage of sales was 91% for the six months ended June 30, 1999. Gross margin were adversely affected by the aftermath of the labor negotiations which concluded in November 1998. The backlog created during the negotiation process was still being cleared in the first half of 1999 and this, along with the increase in volume associated with the wind turbine tower product addition, resulted in higher than usual overtime and outsourcing costs.

Valve Segment cost of sales decreased $6.8 million or 32% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 63% for the first quarter 1999 compared to 69% for the first quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the growth (both in actual sales and as a percentage of total valve segment sales) of higher margin contracts associated with refinery demolition.

Machine Segment cost of sales decreased $6.5 million or 80% as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 75% for the six months ended June 30, 1999 compared to 85% for the same period in 1998. Sales related to export crating represented 38% of total sales for the first quarter of 1999 compared to 20% in the first quarter of 1998. Gross margins have historically been higher for crating compared to machine sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.1 million or 24% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily attributable to the purchase acquisitions made in the third quarter of 1998 which added $6.9 million in expenses in the second quarter of 1999, partially offset by a net decrease of $2.8 million in expenses in the remainder of the Company. This net decrease is the result of deliberate cost reduction measures implemented as a result of the decrease in sales.

Fastener Segment selling, general and administrative expenses increased $3.0 million or 34% primarily as a result of the acquisitions described above.

Heavy Fabrication Segment selling, general and administrative expenses for the six months ended June 30, 1999 relate to Beaird's operations during the first quarter of 1999 and were comparable to the historical amounts prior to the acquisition of Beaird.

Valve Segment selling, general and administrative expenses decreased $2.6 million or 40%. This decrease was the result of the elimination of the salary and related expenses of the president of a company who resigned in connection with the acquisition of that company, which was accounted for under the pooling-of-interests method of accounting, other personnel reductions, and reductions in other general and administrative expenses in response to decreases in sales.

Machine Segment selling, general and administrative expenses decreased $0.4 million or 31% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

Corporate selling, general and administrative expenses increased $0.7 million or 138%. This increase was attributable to personnel additions and increases in professional fees associated with our growth.

EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments in unconsolidated affiliates increased $0.5 million or 59%, primarily as the result of the company's investment in one affiliate which is engaged in the demolition of refineries and that did not have significant activity until the second quarter of 1998.

INTEREST EXPENSE. Interest expense increased $2.3 million or 134% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, primarily as a result of $57.7 million in debt assumed or incurred in connection with acquisitions in the third quarter of 1998.

OTHER INCOME. On a consolidated basis, other income was $0.9 million for the six months ended June 30, 1999, primarily consisting of $0.5 million in deferred gain recognition on the sale of a demolition contract, $0.2 million in rental payments for real estate and equipment from one of our equity affiliates and $0.1 million related to gains on the disposals of assets.

INCOME TAXES. Income tax expense decreased $0.1 million or 6% for the first six months of 1999 compared to the first six months of 1998. Our effective tax rate was 41% for the six months ended June 30, 1999 and 38% for the six months ended June 30, 1998. The increase in the effective tax rate is primarily related to state income taxes associated with the acquisitions made in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, we had working capital of $45.3 million, current maturities of long-term debt of $25.9 million, long term debt of $27.7 million, a line of credit due June 2001 of $43.7 million and shareholders' equity of $71.8 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuances of equity securities and internally generated funds.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six months ended June 30, 1999, net cash provided by operating activities was $1.1 million compared to 1998, which used cash of $3.1 million. The cash provided in 1999 was primarily as a result of net income and depreciation and amortization exceeding changes in current assets and liabilities while in 1998 increases in current assets and liabilities exceeded net income and depreciation and amortization. The most significant changes in working capital for the six months ended June 30, 1999 resulted from increases in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, both related to the timing of billings in relation to activity on long-term contracts. For the six months ended June 30, 1998, changes in working capital consisted primarily of an increase in accounts receivable and an increase in notes receivable resulting from the transfer of inventory to an affiliate in exchange for a note receivable in the first quarter of 1998.

NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the six months ended June 30, 1999 and 1998, we made capital expenditures of approximately $5.1 million and $5.9 million, respectively. Other significant investing activities in 1999 included investments in unconsolidated affiliates of $1.3 million. Other investing activities in 1998 included acquisitions, net of cash acquired, of $1.7 million, distributions from unconsolidated affiliates of $1.9 million and the sale of an interest in a demolition contract for $2.0 million.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Our principal sources of cash other than from operations are from financing activities, including borrowings under our credit facilities and issuances of equity securities. Financing activities provided net cash of $3.6 million in the six months ended June 30, 1999 compared to $7.7 million in the comparable period in 1998. During the six months ended June 30, 1999, we issued common stock providing net proceeds of $2.7 million compared to net proceeds of $12.8 million in the six months ended June 30, 1998. During 1998, we completed an offer to the holders of our Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant, from which we received net proceeds of $10.9 million after deducting approximately $100,000 of related expenses. During the six months ended June 30, 1999, we had net borrowings under the lines of credit of $1.6 million and borrowed $3.2 million in long-term debt compared to a net repayment under the line of credit of $2.0 million and borrowings of $2.4 million in the comparable period in 1998. Repayments of principal on long-term debt were $3.9 million and $5.6 million for the six months ended June 30, 1999 and 1998, respectively.

PRINCIPAL DEBT INSTRUMENTS. As of June 30, 1999, we had an aggregate of $97.2 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts,$25.9 million is scheduled to mature during the next twelve months. Certain of our debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At June 30, 1999, we were not in compliance with several of these covenants; however we obtained waivers for the non-compliance from the applicable lending institutions. Although management expects to be able to obtain waivers should there be further events of non-compliance, no assurance can be given that we will be able to obtain future waivers from our lenders.

Our existing credit facility is a revolving line of credit with Comerica Bank-Texas. The principal amount is the lesser of $55 million or a defined borrowing base. Advances under the revolving line of credit bear interest, at our option, at either (i) the prime rate in effect at the time of the advance (which was 7.75% at June 30, 1999) or (ii) an adjusted Eurodollar rate plus an amount ranging from 2% to 2 .75% based upon our ratios of senior debt to EBITDA. The borrowing base is defined as 80% of eligible accounts receivable and 50% of eligible inventory subject to certain limitations. At June 30, 1999, the borrowing capacity under the credit facility was $46.8 million and availability was $3.1 million. The revolving line of credit matures on June 16, 2001.

In June 1998, we entered into a loan from a financial institution in the principal amount of $15 million that matures in November 1999. This loan bears interest at Libor plus 5.0%. In connection with the acquisitions of businesses, we also have entered into various term loans secured by machinery, equipment and real estate of the businesses acquired and issued a convertible debenture in connection with the acquisition of Beaird.

BELLELI ENERGY. In 1998, we entered into an option agreement that grants us the right to purchase approximately 96% of Belleli Energy S.r.l. ("Belleli) through 2002. Belleli is an Italian company that manufactures thick walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. The option agreement calls for payments totaling approximately $600,000 in 1999, $700,000 in 2000, $800,000 in 2001 and $400,000 in 2002. During the second quarter of 1999, the option agreement was amended to include an additional option payment of $3 million, of which $2.6 million was funded by a private placement of our common stock and the remainder from the conversion of a $400,000 note receivable from Belleli.

In connection with the Belleli option agreement, we have agreed to support the financing of Belleli to the extent its existing lines of credit and bonding arrangements are not sufficient to support successful implementation of an agreed upon business plan. We currently estimate that we will need to provide or assist in arranging support to Belleli of up to $20 million, which may take the form of cash, equity, bonding or other support; however, the actual amount is subject to numerous variables outside of our control, including Belleli's success in obtaining new contracts, its cash flow from operations and its customers' and suppliers' bonding requirements. At June 30, 1999, we had provided to customers and suppliers third-party performance guarantees of $5.2 million. We are exposed to credit loss in the event of nonperformance by Belleli under these arrangements; however, we do not anticipate nonperformance by Belleli. To date we have been able to provide this financial support through bonding arrangements with our bank and performance guarantees; however, even if we are successful in refinancing certain of our debt facilities in the third quarter, there can be no assurance that such sources will continue to be available to the extent necessary to provide adequate support to Belleli, which would require us to pursue additional sources of financing on terms that may be less desirable or advantageous than our current arrangements.

We are currently exploring various financing alternatives to meet our future liquidity needs and repay currently maturing debt obligations, including the $15 million loan maturing November 1999. We anticipate refinancing certain of our debt facilities in the third quarter of 1999, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist. For the six months ending June 30, 1999 we have made capital expenditures of $5.1 million and anticipate spending $4.7 million for the remainder of 1999. We believe that our overall treasury management of cash on hand from operations and available borrowings under new or existing credit facilities will be adequate to meet capital requirements and provide working capital needs in connection with integrating our businesses acquired and for continued maintenance and improvements in our business.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our estimates of future trends in sales, expenses or earnings and regarding our estimate of sufficiency of existing capital resources and ability to raise additional capital to fund cash requirements for future operations. Although we believe that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that the expectations reflected in such forward looking statements will prove to be correct. The ability to achieve these expectations is contingent upon a number of factors which include demand for products, need for additional capital for newly acquired companies and the ability to complete new acquisitions.

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

We believe that with modifications to existing software, the Year 2000 Issue can be mitigated. The implementation of these remediation efforts is underway and is expected to be completed by September 30, 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations. We plan to complete the testing of the year 2000 modifications as these modifications are implemented. We have not established a contingency plan but intend to formulate one to address unavoidable risks, and we expect to have the contingency plan formulated by the end of the third quarter 1999.

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

We are exposed to some market risk due to the floating interest rate under our revolving line of credit and long-term debt. Under the revolving line of credit, the principal balance is due in June 2001. As of June 30, 1999 the revolving lines of credit had a principal balance of $43.7 million and the long-term debt had a balance of $12.6 million at a floating interest rate equal to the lenders' prime rate, 7.75% at June 30, 1999. We also have $25.7 million of long-term debt bearing interest at Libor plus 2.5% to 5%. The Libor rate as of June 30, 1999 was 5.0%. A 1.0% increase in interest rates could result in a $0.9 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit or the long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In June 1999, SJMB, L.P. purchased 349,580 shares of common stock for $2.6 million. The proceeds from the sale were used to provide an option payment to Belleli Energy S.r.l.

The above sale was exempt from registration under Section 4(2) of the Securities Act since no public offering was involved.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the shareholders of the Company was held June 30, 1999.

      (b) The following persons were elected at that meeting as Class II Directors to serve until the third annual meeting of shareholders following their election:

                                            NUMBER OF VOTES
                                            ---------------
            NAME OF NOMINEE                  FOR     AGAINST
            ---------------                  ---     -------
            John P. Madden                11,647,218   56,964
            John L. Thompson              11,612,551   91,631


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits.

              EXHIBIT
              NUMBER    IDENTIFICATION OF EXHIBIT
              ------    -------------------------
                  27    Financial Data Schedules

        (b)   Reports on Form 8-K - none


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: August 13, 1999               By:/s/ CHRISTINE A. SMITH
                                           Christine A. Smith,
                                           Chief Financial Officer and
                                              Executive Vice President