Form 10-Q
period 1999-09-30
INDUSTRIAL HOLDINGS INC
filed 1999-11-15
CIK 879884

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                               September 30, 1999

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

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At November 12, 1999, there were 15,111,094 shares of Common Stock outstanding.

================================================================================

                          INDUSTRIAL HOLDINGS, INC.
                                    INDEX

                                                                               PAGE NO.
PART   I  FINANCIAL INFORMATION
          Item 1   Financial Statements (unaudited)

                   Consolidated Balance Sheets at September 30, 1999
                   and December 31, 1998 as restated                               1

                   Consolidated Statements of Operations for the three months
                   ended September 30, 1999 and 1998 as restated                   2

                   Consolidated Statements of Operations for the nine months
                   ended September 30,1999 and 1998 as restated                    3

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1999 and 1998 as restated                   4

                   Notes to Consolidated Financial Statements                      5

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             9

          Item 3   Quantitative and Qualitative Disclosures about Market Risk     19

PART  II  OTHER INFORMATION

          Item 1.  Legal Proceedings (no response required)

          Item 2.  Changes in Securities and Use of Proceeds (no response
                   required)                                                      20

          Item 3.  Defaults upon Senior Securities
                   (no response required)                                         20

          Item 4.  Submission of Matters to a Vote of
                   Security Holders (no response required)                        20

          Item 5.  Other Information (no response required)

          Item 6.  Exhibits and Reports on Form 8-K                               20


                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                                      1999                    1998
                                                                                  -------------            -------------
                       ASSETS
Current assets:
    Cash and equivalents .................................................        $     264,819            $   3,412,411
    Accounts receivable - trade, net .....................................           37,268,107               45,577,133
    Costs and estimated earnings in excess of billings ...................            9,930,782                5,428,987
    Employee advances ....................................................               59,397                   58,823
    Inventories ..........................................................           40,122,301               48,275,927
    Notes receivable, current portion ....................................            2,913,829                4,364,106
    Other current assets .................................................            4,596,600                4,620,337
                                                                                  -------------            -------------
          Total current assets ...........................................           95,155,835              111,737,724
Property and equipment, net ..............................................           65,569,968               58,793,946
Notes receivable, less current portion ...................................            1,577,422                1,783,769
Investment in unconsolidated affiliates ..................................            5,233,854                  513,284
Other assets .............................................................            8,023,835                3,365,494
Goodwill and other, net ..................................................           26,880,791               27,474,438
                                                                                  -------------            -------------
        Total assets .....................................................        $ 202,441,705            $ 203,668,655
                                                                                  =============            =============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable, current .............................................        $  46,198,000            $  42,486,422
      Accounts payable - trade ...........................................           19,994,314               21,628,422
        Billings in excess of costs and estimated earnings ...............            1,039,760                5,165,760
      Accrued expenses and other .........................................           11,554,831                9,673,640
      Current portion of long-term debt ..................................           47,628,068               23,547,890
                                                                                  -------------            -------------
           Total current liabilities .....................................          126,414,973              102,502,134

Long-term debt, less current portion .....................................            6,477,713               30,334,166
Deferred compensation payable, less current portion ......................              270,927                  216,021
Deferred income taxes payable ............................................            4,704,166                4,703,534
                                                                                  -------------            -------------
            Total liabilities ............................................          137,867,779              137,755,855
                                                                                  -------------            -------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock $.01 par value, 7,500,000 shares
      authorized, no shares issued or outstanding

    Common stock $.01 par value, 50,000,000
      shares authorized, 15,111,094 and 14,739,662
      shares issued and outstanding at September 30, 1999 and
      December 31, 1998, respectively ....................................              151,110                  147,396
   Additional paid-in capital ............................................           54,200,383               51,545,271
   Retained earnings .....................................................           11,167,433               15,165,133
   Notes receivable from officers ........................................             (945,000)                (945,000)
                                                                                  -------------            -------------
              Total shareholders' equity .................................           64,573,926               65,912,800
                                                                                  -------------            -------------
              Total liabilities and shareholders' equity .................        $ 202,441,705            $ 203,668,655
                                                                                  =============            =============


            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                       -----------------------------------
                                                                           1999                   1998
                                                                       ------------           ------------
Sales ........................................................         $ 54,831,576           $ 63,569,837
Cost of sales ................................................           47,444,249             50,192,161
                                                                       ------------           ------------
Gross profit .................................................            7,387,327             13,377,676
Selling, general and administrative expenses .................           17,490,710             10,291,816
                                                                       ------------           ------------
Income (loss) from operations ................................          (10,103,383)             3,085,860
Equity in earnings of unconsolidated affiliates ..............              162,864                271,533
Other income (expense):
      Interest expense .......................................           (2,320,059)            (1,657,654)
      Interest income ........................................               75,388                162,195
      Other income,  net .....................................              363,619                391,101
                                                                       ------------           ------------
                Total other income (expense) .................           (1,881,052)            (1,104,358)
                                                                       ------------           ------------
Income (loss) before income taxes ............................          (11,821,571)             2,253,035
Provision (benefit) for income taxes .........................           (4,589,419)               833,436
                                                                       ------------           ------------
Net income (loss) ............................................           (7,232,152)             1,419,599
                                                                       ============           ============


Basic earnings (loss) per share ..............................         $      (0.48)          $       0.10
                                                                       ============           ============
Diluted earnings (loss) per share ............................         $      (0.48)          $       0.09
                                                                       ============           ============

Weighted average number of common shares
   outstanding - basic .......................................           15,111,095             14,183,026
Weighted average number of common shares
   outstanding - diluted .....................................           15,111,095             15,177,044


           See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ------------------------------------
                                                                            1999                  1998
                                                                       -------------          -------------
Sales ........................................................         $ 196,065,030          $ 151,260,550
Cost of sales ................................................           160,187,333            114,549,548
                                                                       -------------          -------------
Gross profit .................................................            35,877,697             36,711,002
Selling, general and administrative expenses .................            38,940,704             27,602,333
                                                                       -------------          -------------
Income (loss) from operations ................................            (3,063,007)             9,108,669
Equity in earnings of unconsolidated affiliates ..............             1,493,517              1,110,362
Other income (expense):
      Interest expense .......................................            (6,256,594)            (3,340,769)
      Interest income ........................................               234,130                367,414
      Other income,  net .....................................             1,246,398              1,213,399
                                                                       -------------          -------------
            Total other income (expense) .....................            (4,776,066)            (1,759,956)
                                                                       -------------          -------------
Income (loss) before income taxes ............................            (6,345,556)             8,459,075
Provision (benefit) for income taxes .........................            (2,347,856)             3,208,753
                                                                       -------------          -------------
Net income (loss) ............................................            (3,997,700)             5,250,322
Distributions to shareholders ................................                                       34,297
                                                                       -------------          -------------
Net income (loss)available to common shareholders ............         $  (3,997,700)         $   5,216,025
                                                                       =============          =============
Basic earnings (loss) per share ..............................         $       (0.27)         $        0.38
                                                                       =============          =============

Diluted earnings (loss) per share ............................         $       (0.27)         $        0.36
                                                                       =============          =============

Weighted average number of common shares
   outstanding - basic .......................................            14,905,162             13,767,776
Weighted average number of common shares
   outstanding - diluted .....................................            14,905,162             14,496,765


           See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -----------------------------------
                                                                                            1999                   1998
                                                                                        ------------           ------------
Cash flows from operating activities:
  Net income (loss) ...........................................................         $ (3,997,700)          $  5,250,322
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization .........................................            5,712,211              3,898,441
          Equity in earnings of unconsolidated affiliates .....................           (1,493,517)            (1,110,362)
        Deferred income tax provision .........................................                  632                161,514
        Deferred compensation .................................................               54,906                (19,103)
        Deferred gain on demolition contract ..................................             (750,000)              (750,000)
        Changes in assets and liabilities, net of acquisitions:
            Accounts receivable ...............................................            8,309,026             (4,037,130)
            Employee advances .................................................                 (574)               107,090
            Inventories .......................................................            7,628,626             (5,298,891)
            Notes receivable ..................................................            1,656,624             (3,591,890)
            Other assets ......................................................          (12,357,721)            (5,502,133)
            Accounts payable ..................................................           (1,634,108)             1,025,309
            Accrued expenses and other ........................................           (3,194,809)             2,205,801
                                                                                        ------------           ------------
                Net cash provided by (used in) operating activities ...........              (66,404)            (7,661,032)
                                                                                        ------------           ------------
Cash flows from investing activities:
   Purchase of property and equipment .........................................           (7,952,310)            (6,959,060)
   Proceeds from disposals of property and equipment, net .....................              441,546                200,462
   Distributions received from unconsolidated affiliates ......................                                   2,397,353
   Investments in unconsolidated affiliates ...................................           (2,477,053)              (479,389)
   Net proceeds from sale of interest in
      demolition contract .....................................................                                   2,000,000
   Business acquisitions, net of cash acquired ................................                                  (3,140,012)
                                                                                        ------------           ------------
                Net cash used in investing activities .........................           (9,987,817)            (5,980,646)
                                                                                        ------------           ------------

Cash flows from financing activities:
   Net borrowings under revolving line of credit ..............................            3,711,578              4,468,200
   Proceeds from the issuance of long-term debt ...............................            6,193,532              3,090,877
   Principal payments on notes payable and long-term debt .....................           (5,657,307)            (8,399,943)
   Proceeds from issuance of common stock .....................................            2,658,826             12,825,015
   Distributions to shareholders ..............................................                                     (34,297)
                                                                                        ------------           ------------
        Net cash provided by financing activities .............................            6,906,629             11,949,852
                                                                                        ------------           ------------
Net increase (decrease) in cash and equivalents ...............................           (3,147,592)            (1,691,826)
Cash and equivalents, beginning of period .....................................            3,412,411              1,725,053
                                                                                        ------------           ------------
Cash and equivalents, end of period ...........................................         $    264,819           $     33,227
                                                                                        ============           ============
Supplemental disclosures for cash flow information: Cash paid for:
                  Interest ....................................................         $  6,453,774           $  1,700,768
                  Taxes .......................................................              364,000              2,202,486

           See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto of the Company as of December 31, 1998 and 1997 and for the three-year period ended December 31, 1998 included in the Current Report on Form 8-K dated August 17, 1999. Certain amounts have been reclassified from previous periods to conform to the current period presentation.


2.        DEBT

          As of September 30, 1999, the Company had an aggregate of $100.3 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Our existing credit facility is a revolving line of credit with Comerica Bank-Texas. The principal amount is the lesser of $55 million or a defined borrowing base. Advances under the revolving line of credit bear interest, at the Company's option, at either (i) the prime rate in effect at the time of the advance (which was 8.25% at September 30, 1999) or (ii) an adjusted Eurodollar rate plus an amount ranging from 2% to 2 3/4% based upon our ratios of senior debt to EBITDA. The borrowing base is defined as 80% of eligible accounts receivable and 50% of eligible inventory subject to certain limitations. At September 30, 1999, the borrowing capacity under the credit facility was $47.8 million and availability was $1.5 million. The revolving line of credit matures on June 16, 2001. The Company has notes payable to a financial institution maturing December 2003 and October 2004 with interest at Libor plus 2.5% secured by certain equipment of the Company. Additionally, the Company has a $15 million note maturing November 30, 1999. Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures. At September 30, 1999, the Company was not in compliance with several of these covenants. Because of the losses incurred, the Company did not meet certain required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio as required by our debt agreements. Additionally, we do not anticipate being in compliance with these covenants at December 31, 1999 absent modification from the specific lenders. For the period ended September 30, 1999, we have not received waivers for these covenant violations, and as a result, we have classified these long-term obligations as current in the accompanying consolidated balance sheet. Although the lenders have not expressed an intent to do so, they have the ability to accelerate repayment of these obligations. The lenders have verbally indicated under certain conditions a willingness to refinance our indebtedness including extending the maturity of the $15 million note and amending the existing covenants; however, no assurance can be given that we will be able to conclude any such arrangement.

          The Company's liquidity has been constrained by our borrowing base limitations and by our operating losses and as a result our financial position and cash flows have been adversely affected. We have experienced an increase in our accounts payable at September 30, 1999 as compared to those in prior periods. We are currently exploring various alternatives to improve the Company's liquidity, including negotiating with our lenders to refinance our indebtedness. In addition, the Company has identified and is pursuing the sale of non-strategic assets as well as raising additional debt and equity capital.

          In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $28.0 million in cash and a $5.0 million note to the Seller. Under the purchase agreement the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believes that it is entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition. Additionally, on July 15, 1999, the first installment was due on the Seller note of $1.8 million. It is the Company's position that it has offset the amount owed it under the purchase agreement against this principal and interest payment. Although the Seller agrees that the Company is owed an amount, that amount is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the note payment. The Company and the Seller are in discussions to resolve this disagreement. The principal payment is classified as current portion of long-term debt at September 30, 1999.

3.        INVENTORIES

          Inventories consists of the following:


                                            SEPTEMBER30,          DECEMBER 31,
                                                1999                  1998
                                            -----------           -----------
          Raw materials .............       $10,928,627           $12,451,960
          Finished goods ............        21,600,350            25,373,644
          Other .....................         7,593,324            10,450,323
                                            -----------           -----------
                                            $40,122,301           $48,275,927
                                            ===========           ===========

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

                                                              HEAVY
                                              FASTENERS    FABRICATION      VALVES       MACHINES      CORPORATE     CONSOLIDATED
(IN THOUSANDS)
FOR THE THREE MONTHS ENDED:
SEPTEMBER 30, 1999

Sales ....................................    $  30,290     $  12,428     $   9,693     $   2,421      $               $  54,832

Income (loss) fro m operations ...........         (966)       (5,097)       (1,191)         (228)       (2,621)         (10,103)

SEPTEMBER 30, 1998

Sales ....................................       27,976        19,020        13,994         2,580                         63,570(1)

Income (loss) from operations ............        1,348         1,045         1,170           (16)         (461)           3,086(1)

FOR THE NINE MONTHS ENDED:
SEPTEMBER 30, 1999

Sales ....................................       94,920        64,148        32,384         4,613                        196,065

Income (loss) from operations ............        1,996        (3,937)        3,242          (611)       (3,753)          (3,063)

SEPTEMBER 30, 1998

Sales ....................................       72,821        19,020        47,342        12,078                        151,261(1)

Income (loss) from operations ............        5,163         1,045         3,973            29        (1,101)           9,109(1)

AS OF SEPTEMBER 30, 1999

Total assets .............................      103,013        46,073        39,733         3,403        10,220          202,442

AS OF DECEMBER 31, 1998

Total assets .............................      106,247        58,427        31,531         3,969         3,495          203,669(1)

           (1) As Restated - see Note 6


5.        EARNINGS PER SHARE

          The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                       1999                 1998(1)
                                                                                   ------------          ------------
     EARNINGS FOR BASIC AND DILUTED COMPUTATION
       Net income (loss) ..................................................        $ (7,232,152)         $  1,419,599
       Distributions to shareholders
                                                                                   ------------          ------------
       Net income (loss) available for common shareholders - basic ........          (7,232,152)            1,419,599
       Interest on convertible debt securities, net of tax ................                                    43,828
                                                                                   ------------          ------------
       Net income (loss) available for common shareholders - diluted ......        $ (7,232,152)         $  1,463,427
                                                                                   ============          ============
     BASIC EARNINGS (LOSS) PER SHARE
       Weighted average common shares outstanding .........................          15,111,095            14,183,026
                                                                                   ============          ============
       Basic earnings (loss) per share ....................................        $      (0.48)         $       0.10
                                                                                   ============          ============


     DILUTED EARNINGS (LOSS) PER SHARE (2)
       Weighted average common shares outstanding ........................        15,111,095             14,183,026
       Shares issuable from assumed conversion of common
       share options, warrants granted and debt conversion ...............                                  994,018
                                                                                 -----------            -----------
       Weighted average common shares outstanding, as adjusted ...........        15,111,095             15,177,044
                                                                                 ===========            ===========
       Diluted earnings (loss) per share .................................       $     (0.48)           $      0.09
                                                                                 ===========            ===========

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                      1999                 1998(1)
                                                                                  ------------          ------------
     EARNINGS FOR BASIC AND DILUTED COMPUTATION
       Net income (loss) ..................................................       $ (3,997,700)         $  5,250,322
       Distributions to shareholders ......................................                                   34,297
                                                                                  ------------          ------------
       Net income (loss) available for common shareholders - basic ........         (3,997,700)            5,216,025
       Interest on convertible debt securities, net of tax ................                                   43,828
                                                                                  ------------          ------------
       Net income (loss) available for common shareholders - diluted ......         (3,997,700)            5,259,853
                                                                                  ============          ============
     BASIC EARNINGS (LOSS) PER SHARE
       Weighted average common shares outstanding .........................         14,905,162            13,767,776
                                                                                  ============          ============
       Basic earnings (loss) per share ....................................       $      (0.27)         $       0.38
                                                                                  ============          ============
     DILUTED EARNINGS (LOSS) PER SHARE (2)
       Weighted average common shares outstanding .........................         14,905,162            13,767,776
       Shares issuable from assumed conversion of common
       share options, warrants granted and debt conversion ................                                  728,989
                                                                                  ------------          ------------
       Weighted average common shares outstanding, as adjusted ............         14,905,162            14,496,765
                                                                                  ============          ============
       Diluted earnings (loss) per share ..................................       $      (0.27)         $       0.36
                                                                                  ============          ============

                  (1) As Restated - see Note 6
                  (2) Due to the reported loss in 1999, all assumed
                      conversions would be anti-dilutive


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

            The merger with Blastco was accounted for as a pooling-of-interests. The Company's consolidated statements of operations for the three months and the nine months ended September 30, 1998 have been restated to include the results of operations of Blastco. The Company's consolidated statements of income for the three months and the nine months ended September 30, 1999 include the results of operations of Blastco for the period.

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

      Our historical financial statements have been restated for 1998 periods presented to include the results of operations from each of the companies that were acquired in acquisitions accounted for under the pooling-of-interests method. The results of operations for companies acquired in acquisitions accounted for under the purchase method are included in our historical financial statements from the date of such acquisition. Since these "purchase" acquisitions were consummated at various times during 1998, the financial information contained herein with respect to each fiscal period does not fully reflect the results of operations that would have been achieved had these acquisitions been consummated at the beginning of the periods presented or which may be achieved in the future. In connection with each "purchase" acquisition, we have recorded goodwill to the extent the purchase price exceeded the fair market value of the specific assets acquired, which is generally amortized over 20 years.

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

RESULTS OF OPERATIONS

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                        -----------------------------          -----------------------------
                                                           1999                1998               1999                1998
                                                        ---------           ---------          ---------           ---------
Sales:                                                             (000'S OMITTED)                     (000'S OMITTED)
                                                                   ---------------                     ---------------
     Fastener Segment ..........................        $  30,290           $  27,976          $  94,920           $  72,821
     Heavy Fabrication Segment (1) .............           12,428              19,020             64,148              19,020
     Valve Segment .............................            9,693              13,994             32,384              47,342
     Machine Segment ...........................            2,421               2,580              4,613              12,078
                                                        ---------           ---------          ---------           ---------
                                                           54,832              63,570            196,065             151,261
Cost of Sales:
     Fastener Segment ..........................           23,398              21,400             73,167              54,247
     Heavy Fabrication Segment (1) .............           13,076              16,374             60,115              16,375
     Valve Segment .............................            8,791              10,349             23,089              33,761
     Machine Segment ...........................            2,179               2,069              3,816              10,167
                                                        ---------           ---------          ---------           ---------

                                                           47,444              50,192            160,187             114,550
Selling, General and Administrative:
     Fastener Segment ..........................            7,857               5,227             19,757              13,411
     Heavy Fabrication Segment (1) .............            4,449               1,600              7,969               1,600
     Valve Segment .............................            2,092               2,476              6,053               9,608
     Machine Segment ...........................              471                 527              1,409               1,881
     Corporate .................................            2,622                 462              3,753               1,102
                                                        ---------           ---------          ---------           ---------
                                                           17,491              10,292             38,941              27,602
                                                        ---------           ---------          ---------           ---------
Operating Income (loss) ........................        $ (10,103)          $   3,086          $  (3,063)          $   9,109
                                                        =========           =========          =========           =========


    (1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

SALES. On a consolidated basis, sales decreased $8.7 million or 14% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

Fastener Segment sales increased $2.3 million or 8% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc., in August of 1998 which added $3.5 million in sales in the third quarter of 1999, partially offset by a $1.2 million aggregate sales decrease in our stud bolt, rivet and gasket operations primarily related to depressed activity in the oil and gas industries and a softness in the refining and processing industries.

Heavy Fabrication Segment sales for the three month period ending September 30, 1999 decreased $6.6 million or 35% compared to the third quarter of 1998. A substantial percentage of this segment's revenues are derived from customers in the hydrocarbon processing industry. Because of the volatile oil feedstock prices during 1999, the customers of this segment saw a reduction in their profit margins and have materially reduced their capital spending. In addition, heavy competitive pressure from overseas, particularly Korean competitors, has substantially reduced backlog as we are unable to match the low bids submitted by these competitors. Due to the highly competitive market and the downturn in spending in the primary industry we serve, we anticipate revenues for this segment will decline further in the fourth quarter of 1999 and first quarter of 2000.

Valve Segment sales decreased $4.3 million or 31% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in sales volume resulting from reductions in the worldwide rig count, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services.

Machine Segment sales decreased $0.2 million or 6% for the three months ended September 30, 1999 compared to the three months ended September 30,1998 as the demand for machine tools declined in the energy industry as a result of the factors mentioned in the Valve Segment discussion above.

COST OF SALES. Cost of sales decreased $2.7 million or 6% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Cost of sales as a percentage of sales was 87% for the third quarter of 1999 compared to 79% for the third quarter of 1998.

Fastener Segment cost of sales increased $2.0 million or 9% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, primarily as a result of the addition of the two companies in August 1998 as described in sales above. Cost of sales as a percentage of sales was 78% for the third quarter of 1999 compared to 76% for the comparable period in 1998. The increase in costs as a percentage of sales was primarily the result of the closing of our Waterbury, Connecticut and El Paso, Texas manufacturing facilities and the write off of certain excess inventory amounts.

Heavy Fabrication Segment cost of sales decreased $3.3 million or 20% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 as a result of the decrease in sales. The decrease in cost of sales related to the decline in sales volume but was partially offset by declining margins. Cost of sales as a percentage of sales was 105% for the three months ended September 30, 1999 compared to 86% for the same period in 1998. Margins declined in 1999 as we were forced to lower our contract values in response to the competitive pressures mentioned in relation to the decline in sales. In addition, we recorded approximately $371,000 in costs associated with personnel reductions as we responded to the decline in sales volume.

Valve Segment cost of sales decreased $1.6 million or 15% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 91% for the third quarter 1999 compared to 74% for the third quarter in 1998. Margins decreased in the oilfield related businesses, especially in parts and equipment sales, as competition in this market intensified due to the reasons discussed in relation to sales decreases. In addition, we discontinued certain product offerings and wrote off related inventories resulting in charges of approximately $180,000 during the third quarter of 1999.

Machine Segment cost of sales increased $0.1 million or 5% due to the incurrence of $300,000 in costs related to the liquidation of inventory resulting from the closure of a used equipment sales subsidiary . Cost of sales as a percentage of sales was 88% for the three months ended September 30, 1999 compared to 80% for the same period in 1998. Without the charges associated with the business closure margins would have been comparable for the third quarter of 1999 and the third quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.2 million or 70% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase is primarily attributable to i) approximately $1.8 million in costs incurred due to the closing and consolidation of the Waterbury, Connecticut and El Paso, Texas manufacturing facilities and the consolidation of the production into other facilities along with severance costs associated with personnel reductions at various facilities, ii) a provision of $2.5 million for uncollectible receivables associated with a dispute with a major customer in the heavy fabrication segment, iii)$1.6 million in expenses incurred in relation to a high yield bond offering aborted in the current quarter, and iv) the inclusion in 1999 of a full quarter of expense for Ideal and A&B Bolt which were acquired August 1, 1998. In addition, we incurred professional fees related to productivity consultants at Beaird and increased provisions for bad debt due to the difficulties being experienced by our customers in the upstream energy market.

Fastener Segment selling, general and administrative expenses increased $2.6 million or 50% primarily as a result of the closing and consolidation costs and acquisitions described above.

Heavy Fabrication Segment selling, general and administrative expenses increased $2.8 million or 178% primarily in relation to the provision for bad debt and professional fees described above.

Valve Segment selling, general and administrative expenses decreased $0.4 million or 16%. This decrease was the result of personnel reductions and reductions in other general and administrative expenses in response to decreases in sales. The reductions were partially offset by an increase in provisions for bad debt in this segment and severance costs associated with the termination of administrative personnel.

Machine Segment selling, general and administrative expenses decreased $0.1 million or 11% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

Corporate selling, general and administrative expenses increased $2.2 million or 468%. This increase was primarily attributable to the costs associated with the aborted debt offering described above and personnel additions and increases in professional fees associated with our growth.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments in unconsolidated affiliates decreased $0.1 million or 40%. The decrease is primarily as the result of the company's investment in one affiliate which is engaged in the demolition of refineries. This affiliate reported lower earnings in the third quarter of 1999 compared to the same period in 1998 due primarily to the timing of scrap sales which contribute significantly to profitability but which occur on a sporadic basis. Because of declining scrap prices in the third quarter the partnership elected to forego scrap sales in anticipation of an improving market.

INTEREST EXPENSE. Interest expense increased $0.7 million or 40% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, primarily as a result of $20.6 million in debt assumed or incurred in connection with acquisitions in the third quarter of 1998, the increase in the interest rate from Libor plus 5% to Libor plus 10% on a $15.0 million note with a lender, and a higher average balance outstanding on our line of credit with our bank during the third quarter of 1999 as compared with the same period in 1998.

OTHER INCOME. On a consolidated basis, other income was $0.4 million for the three months ended September 30, 1999. Other income for the third quarter consisted primarily of $0.3 million recognized as deferred gain on the sale of a demolition contract in the first quarter of 1998 and $0.1 million in rental payments for real estate and equipment from one of our equity affiliates.

INCOME TAXES. Income tax expense decreased $5.4 million or 651% for the third quarter of 1999 compared to the third quarter of 1998. Our effective tax rate was 39% for the three months ended September 30, 1999 and 37% for the three months ended September 30, 1998. The increase in the effective tax rate is primarily the result of state taxes associated with the purchase acquisitions in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

SALES. On a consolidated basis, sales increased $44.8 million or 30% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Fastener Segment sales increased $22.1 million or 30% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc. in the third quarter of 1998 which added $27.1 million in sales in the nine months ended September 30, 1999 compared to the same period in 1998. The increase was partially offset by a $5.0 million aggregate sales decrease in our stud bolt, rivet and gasket operations primarily related to depressed activity in the oil and gas industries and a decline in spending in the refining and processing industries related to reductions in our customers profit margins resulting from increases in their feedstock prices.

The Heavy Fabrication Segment was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the third half of 1998. Sales for the nine month period ending September 30, 1999 increased $13.7 million or 27% compared to the first nine months of 1998 (inclusive of six months sales prior to our ownership). Sales increased based on a strategic decision to expand the range of products manufactured, primarily to the production of wind turbine towers. Beaird's primary contract for wind turbine towers required delivery of the towers on or before June 30, 1999. Therefore, substantially all of the sales related to these towers were recognized prior to July 1, 1999. The manhours associated with the completed wind turbine tower contract have not been replaced as of September 30, 1999. Additionally, a substantial percentage of this segment's revenues are derived from customers in the hydrocarbon processing industry. Because of the volatile oil feedstock prices during 1999, the customers of this segment saw a reduction in their profit margins and have materially reduced their capital spending. In addition, heavy competitive pressure from overseas, particularly Korean competitors, has substantially reduced backlog as we are unable to match the low bids submitted by these competitors. Due to the highly competitive market and the downturn in spending in the primary industry we serve, we anticipate revenues for this segment will decline in the fourth quarter of 1999 and through at least the first quarter of 2000.

Valve Segment sales decreased $15.0 million or 32% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was primarily attributable to a decrease in sales volume resulting from reductions in the worldwide rig count, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services.

Machine Segment sales decreased $7.5 million or 62% for the nine months ended September 30, 1999 compared to the nine months ended June 30,1998 as the demand for machine tools declined in the energy industry due to the factors described in the Valve Segment disclosure above.

COST OF SALES. Cost of sales increased $45.6 million or 40% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Cost of sales as a percentage of sales was 82% for the first nine months of 1999 compared to 76% for the first nine months of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis for a number of reasons. The addition, in July 1998, of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments negatively impacted consolidated margins. The valve segment, which typically has the highest margins of all our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (25% in the first nine months of 1999 compared to 36% in the first nine months of 1998). Additionally, margins in the valve segment, fastener segment and heavy fabrication segment are down as competition for shrinking sales volumes in the energy related industries (as discussed above) places downward pressure on sales prices.

Fastener Segment cost of sales increased $18.9 million or 35% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, primarily as a result of the increased sales related to the addition of A&B and Ideal described above. Cost of sales as a percentage of sales was 77% for the first nine months of 1999 compared to 74% for the comparable period in 1998 as a result of management and production changes, including planned reductions in inventory at two of our facilities. Additionally, several large sales were made during 1999 that had lower than average margins resulting from lower negotiated pricing, acceptable due to the high volume. In addition, cost of sales increased as a result of the write off of inventory in association with the closing of our Waterbury, Connecticut and El Paso, Texas manufacturing facilities.

Heavy Fabrication Segment cost of sales as a percentage of sales was 94% for the nine months ended September 30, 1999 compared to 86% for the three months ended September 30, 1998 (this segment was purchased effective July 1, 1999). Gross margin was adversely affected by the aftermath of the labor negotiations which concluded in November 1998. The backlog created during the negotiation process was still being cleared in the first half of 1999 and this, along with the increase in volume associated with the wind turbine tower product addition, resulted in higher than usual overtime and outsourcing costs. Margins also decreased as we were forced to lower our contract values in response to the competitive pressures mentioned in relation to the decline in sales. In addition, we recorded approximately $377,000 in costs associated with personnel reductions in the third quarter as we responded to the decline in sales volume.

Valve Segment cost of sales decreased $10.7 million or 32% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 71% for the first nine months of 1999 and 1998. For the first six months of 1999, cost of sales as a percent of sales decreased because as sales increased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the growth (both in actual sales and as a percentage of total valve segment sales) of higher margin contracts associated with refinery demolition. However, in the third quarter of 1999, margins decreased in the oilfield related businesses, especially in parts and equipment sales, as competition in this market intensified due to the reasons discussed in relation to sales decreases. In addition, we discontinued certain product offerings and wrote off related inventories at one of our subsidiaries resulting in charges of approximately $180,000 during the third quarter of 1999.

Machine Segment cost of sales decreased $6.4 million or 63% as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 83% for the nine months ended September 30, 1999 compared to 86% for the same period in 1998. Sales related to export crating represented 29% of total sales for the first nine months of 1999 compared to 24% in the first nine months of 1998. Gross margins have historically been higher for crating compared to machine sales. The increase in margin due to sales mix was partially offset due to the incurrence of $300,000 in costs in the third quarter of 1999 related to the liquidation of inventory resulting from the closure of a used equipment sales subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11.3 million or 41% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase is primarily the result of i) approximately $1.8 million in costs incurred due to the closing of the Waterbury, Connecticut and El Paso, Texas manufacturing facilities and the consolidation of the production into other facilities along with severance costs associated with personnel reductions at various facilities, ii) a provision of $2.5 million for uncollectible receivables associated with a dispute with a major customer in the heavy fabrication segment, iii)$1.6 million in expenses incurred in relation to high yield bond offering aborted in the third quarter, and iv) the fact that 1999 included a full nine months of expense for Beaird, Ideal and A&B Bolt which were acquired in the third quarter of 1999. In addition, we incurred professional fees related to productivity consultants at Beaird and increased provisions for bad debt at various subsidiaries due to the difficulties being experienced by our customers in the upstream energy market. These increases were partially offset by deliberate cost reduction measures implemented as a result of the decrease in sales.

Fastener Segment selling, general and administrative expenses increased $6.3 million or 47% primarily as a result of the acquisitions described above.

Heavy Fabrication Segment selling, general and administrative expenses increased $6.4 million or 398% for the nine months ended September 30, 1999 as compared to the three months ended September 30, 1999 (Beaird was purchased effective July 1, 1999) . The third quarter of 1999 included $2.5 million in expense for a provision for bad debt related to a customer dispute and professional fees associated with productivity consultants. Selling, general and administrative costs without the provision and professional fees were comparable to the historical amounts for the nine months ended September 30, 1998 (including expense incurred prior to the acquisition of Beaird).

Valve Segment selling, general and administrative expenses decreased $3.6 million or 37%. This decrease was the result of the elimination of the salary and related expenses of the president of a company who resigned in connection with the acquisition of that company, which was accounted for under the pooling-of-interests method of accounting, other personnel reductions, and reductions in other general and administrative expenses in response to decreases in sales.

Machine Segment selling, general and administrative expenses decreased $0.5 million or 25% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

Corporate selling, general and administrative expenses increased $2.7 million or 241%. This increase was attributable to the $1.6 million in expenses incurred in relation to a high yield bond offering aborted in the third quarter of 1999 and personnel additions and increases in professional fees associated with our growth.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments in unconsolidated affiliates increased $0.4 million or 35%, primarily as the result of the company's investment in one affiliate which is engaged in the demolition of refineries and that did not have significant activity until the third quarter of 1998.

INTEREST EXPENSE. Interest expense increased $2.9 million or 87% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, primarily as a result of $57.7 million in debt assumed or incurred in connection with acquisitions in the third quarter of 1998.

OTHER INCOME. On a consolidated basis, other income was $1.2 million for the nine months ended September 30, 1999, primarily consisting of $0.8 million in deferred gain recognition on the sale of a demolition contract, $0.3 million in rental payments for real estate and equipment from one of our equity affiliates and $0.1 million related to gains on the disposals of assets.

INCOME TAXES. Income tax expense decreased $5.6 million or 173% for the first nine months of 1999 compared to the first nine months of 1998. Our effective tax rate was 37% for the nine months ended September 30, 1999 and 38% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had current maturities of long-term debt of $47.6 million, long term debt of $6.5 million, a line of credit due June 2001 of $46.2 million and shareholders' equity of $64.6 million. At September 30, 1999, our current liabilities exceeded our current assets due to the classification of our long-term debt in default as current as a result of our lenders ability to accelerate repayment of these obligations. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuances of equity securities and internally generated funds.

The Company's liquidity has been constrained by our borrowing base limitations and by our operating losses and as a result our financial position and cash flows have been adversely affected. We have experienced an increase in our accounts payable at September 30, 1999 as compared to those in prior periods. We are currently exploring various alternatives to improve the Company's liquidity, including negotiating with our lenders to refinance our indebtedness. In addition, the Company has identified and is pursuing the sale of non-strategic assets as well as raising additional debt and equity capital.

During the quarter ended September 30, 1999, we undertook an initiative to integrate and align our operations by industry segment. This initiative was a result of our rapid expansion during the prior two years, as well as in response to the downturn in the oil and gas industry. This initiative included closure of duplicate facilities, reductions in personnel, the elimination of certain products and write off of the related inventory and the adoption of uniform information systems platforms in the fastener segment. We will continue to identify opportunities to integrate our operations, which could result in further consolidation of our facilities or in some cases closure of certain facilities, elimination of redundant costs, reductions in our workforce and elimination of certain products.

The valve segment, excluding our refinery demolition operations, is closely tied to the price of oil and gas. Sales and operating income within the valve group have been adversely effected over the past twelve months. This reduction in sales volume and profitability has been primarily attributable to reductions in the worldwide and gulf coast rig counts, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies. Within the valve segment, we believe that sales reached their lowest levels during the second quarter and early part of the third quarter of 1999. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services.

Within the fastener segment, the stud bolt and gasket group serves both the oil and gas exploration and production industry and the hydrocarbon processing industry. The stud bolt and gasket operations have experienced results similar to the valve segment operations. Our expectation is that with increasing oil and gas prices, sales and profitability within these operation will improve.

Within the fastener segment, the rivet groups' operating profits have been adversely effected by over capacity and resulting inefficient operations. As a result, we have closed two manufacturing facilities and are consolidating the operations into the three remaining facilities. Because December is historically one of the lowest revenue months of the year for these companies and because we expect some operational disruption as a result of the plant consolidation to be felt in the fourth quarter, we expect the full impact of the various overhead and cost reductions to occur in 2000.

The heavy fabrication segment (primarily Beaird) sales and profitability have decreased significantly in the third quarter compared to historical periods. This segments' customers have seen a reduction in their margins because of the volatility of oil feedstock prices during 1999, and have significantly reduced their capital spending. In addition, it has experienced significant competitive pressures from overseas. Because of these factors, we expect that revenues will continue to decline in the fourth quarter of 1999 and the first quarter of 2000. However, in response to this anticipated revenue decline, we will continue to reduce overhead and make other operational improvements to increase the efficiency of our operations as well as seek new markets for our products.

NET CASH USED IN OPERATING ACTIVITIES. For the nine months ended September 30, 1999, net cash used in operating activities was $0.1 million compared to 1998, which used cash of $7.7 million. The cash used in 1999 and 1998 was primarily as a result of increases in current assets and liabilities exceeding net income and depreciation and amortization. The most significant changes in working capital for the nine months ended September 30, 1999 resulted from increases in costs and estimated earnings in excess of billings related to the timing of billings in relation to activity on long-term contracts. For the nine months ended September 30, 1998, changes in working capital consisted primarily of an increase in accounts receivable and an increase in notes receivable resulting from the transfer of inventory to an affiliate in exchange for a note receivable in the first quarter of 1998.

NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures, investments in unconsolidated affiliates, and acquisitions. For the nine months ended September 30, 1999 and 1998, we made capital expenditures of approximately $8.0 million and $7.0 million, respectively. Other significant investing activities included investments in unconsolidated affiliates of $2.5 million and $0.5 million in 1999 and 1998, respectively. Other investing activities in 1998 included acquisitions, net of cash acquired, of $3.1 million, distributions from unconsolidated affiliates of $2.4 million and the sale of an interest in a demolition contract for $2.0 million. For the nine months ending September 30, 1999 we have made capital expenditures of $8.0 million and anticipate spending $1.0 million for the remainder of 1999.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Our principal sources of cash other than from operations are from financing activities, including borrowings under our credit facilities and issuances of equity securities. Financing activities provided net cash of $6.9 million in the nine months ended September 30, 1999 compared to $12.0 million in the comparable period in 1998. During the nine months ended September 30, 1999, we issued common stock providing net proceeds of $2.7 million compared to net proceeds of $12.8 million in the nine months ended September 30, 1998. During 1998, we completed an offer to the holders of our Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant, from which we received net proceeds of $10.9 million after deducting approximately $100,000 of related expenses. During the nine months ended September 30, 1999, we had net borrowings under the lines of credit of $3.7 million and borrowed $6.2 million in long-term debt compared to borrowings under the line of credit of $4.5 million and in long-term debt of $3.1 million in the comparable period in 1998. Repayments of principal on long-term debt were $5.7 million and $8.4 million for the nine months ended September 30, 1999 and 1998, respectively.

PRINCIPAL DEBT INSTRUMENTS. As of September 30, 1999, we had an aggregate of $100.3 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts,$27.3 million is scheduled to mature during the next twelve months; however, a total of $47.6 million is classified as current in the accompanying consolidated balance sheet due to the ability of our lenders to accelerate payment of the debt as a result of our lack of compliance with certain debt covenants.

Our existing credit facility is a revolving line of credit with Comerica Bank-Texas. The principal amount is the lesser of $55 million or a defined borrowing base. Advances under the revolving line of credit bear interest, at our option, at either (i) the prime rate in effect at the time of the advance (which was 8.25% at September 30, 1999) or (ii) an adjusted Eurodollar rate plus an amount ranging from 2% to 2.75% based upon our ratios of senior debt to EBITDA. The borrowing base is defined as 80% of eligible accounts receivable and 50% of eligible inventory subject to certain limitations. At September 30, 1999, the borrowing capacity under the credit facility was $47.8 million and availability was $1.5 million. The revolving line of credit matures on June 16, 2001.

At September 30, 1999 ,the Company has notes payable to a financial institution of $10.1 million maturing December 2003 and October 2004 with interest at Libor plus 2.5%, secured by certain assets and equipment of the Company.

In June 1998, we entered into a loan from a financial institution in the principal amount of $15 million that matures in November 1999. This loan bears interest at Libor plus 10.0%. In connection with the acquisitions of businesses, we also have entered into various term loans secured by machinery, equipment and real estate of the businesses acquired and issued a convertible debenture in connection with the acquisition of Beaird.

Certain of our debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures. At September 30, 1999, we were not in compliance with several of these covenants. Because of the losses incurred, the Company did not achieve the required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio. Additionally, we do not anticipate being in compliance with these covenants at December 31, 1999 absent modification from the specific lenders. For the period ended September 30, 1999, we have not received waivers for these covenant violations, and as a result, we have classified these long-term obligations as current in the accompanying consolidated balance sheet. Although the lenders have not expressed an intent to do so, they have the ability to accelerate repayment of these obligations. The lenders have expressed a willingness under certain conditions to refinance our indebtedness including extending the maturity of the $15 million note and amending the existing covenants; however, no assurance can be given that we will be able to conclude any such arrangement.

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


In connection with the Belleli option agreement, we have agreed to support the financing of Belleli to the extent its existing lines of credit and bonding arrangements are not sufficient to support successful implementation of an agreed upon business plan. We currently estimate that we will need to provide or assist in arranging support to Belleli of up to $20 million, which may take the form of cash, equity, bonding or other support; however, the actual amount is subject to numerous variables outside of our control, including Belleli's success in obtaining new contracts, its cash flow from operations and its customers' and suppliers bonding requirements. At September 30, 1999, we had provided to customers third-party performance guarantees of $3.8 million. We are exposed to credit loss in the event of nonperformance by Belleli under these arrangements; however, we do not anticipate nonperformance by Belleli. To date we have been able to provide this financial support through bonding arrangements with our bank and performance guarantees; however, even if we are successful in refinancing certain of our debt facilities, there can be no assurance that such sources will continue to be available to the extent necessary to provide adequate support to Belleli, which would require us to pursue additional sources of financing on terms that may be less desirable or advantageous than our current arrangements or force us to sell to a third party all or part of our rights to purchase Belleli.

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

Many of our IT systems include hardware and packaged software recently purchased from large vendors who have represented that these systems are already year 2000 compliant. However, we determined that it was necessary to modify portions of our financial and accounting software. The implementation of these remediation efforts is substantially complete. We have established a contingency plan to address unavoidable risks. We do not currently rely on the IT systems of other companies; however, failure of our suppliers or customers to become year 2000 compliant might have a material adverse impact on our operations.

Efforts with respect to the Year 2000 Issue have been handled internally by our management and our other employees. Costs of developing and carrying out this initiative are being funded from operations and have not represented a material expense. We are substantially complete with our remediation efforts and do not believe that the remaining costs of the Year 2000 Issue will be significant and will not have a material adverse impact on our business, financial condition, results of operations or cash flows.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

We are exposed to some market risk due to the floating interest rate under our revolving line of credit and long-term debt. Under the revolving line of credit, the principal balance is due in June 2001. As of September 30, 1999 the revolving lines of credit had a principal balance of $46.2 million and the long-term debt had a balance of $12.3 million at a floating interest rate equal to the lenders' prime rate, 8.25% at September 30, 1999. We also have $25.1 million of long-term debt bearing interest at Libor plus 2.5% to 10%. The Libor rate as of September 30, 1999 was 5.4%. A 1.0% increase in interest rates could result in a $0.9 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit or the long-term debt.

                                     PART II
                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.


                EXHIBIT
                NUMBER         IDENTIFICATION OF EXHIBIT
               --------        -------------------------

                  27           Financial Data Schedules


           (b)  Reports on Form 8-K

                On August 17, 1999, the Company filed a Current Report on Form 8-K restating its consolidated financial statements to reflect the acquisition of Blastco Services Co. which was accounted for as a pooling-of-interests.



                               SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: November 15, 1999                    By: /s/ Christine A. Smith
                                           Christine A. Smith,
                                           Chief Financial Officer and
                                           Executive Vice President