Form 10-Q/A
period 1999-03-31
INDUSTRIAL HOLDINGS INC
filed 2000-06-12
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ____________________

                                  FORM 10-Q/A-1
                              ____________________


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

                                 (713) 747-1025
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              ____________________



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

                            INDUSTRIAL HOLDINGS, INC.

                                      INDEX

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION
         Item 1   Financial Statements (unaudited)

                  Consolidated Balance Sheets at March 31, 1999
                  as restated and December 31, 1998 as
                  restated ..............................................   1

                  Consolidated Statement of Income for the Three
                  Months ended March 31, 1999 as restated and
                  1998 as restated ......................................   2

                  Consolidated Statement of Cash Flows for the
                  Three months ended March 31, 1999 as restated
                  and 1998 as restated ..................................   3

                  Notes to Consolidated Financial Statements ............   4

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................   9

         Item 3   Quantitative and Qualitative Disclosures about
                  Market Risk ...........................................  16

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings (no response required)

         Item 2.  Changes in Securities and Use of Proceeds .............  17

         Item 3.  Defaults upon Senior Securities
                  (no response required)

         Item 4.  Submission of Matters to a Vote of
                  Security Holders (no response required)

         Item 5.  Other Information (no response required)

         Item 6.  Exhibits and Reports on Form 8-K ......................  17

                            INDUSTRIAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               MARCH 31,              DECEMBER 31,
                                                                 1999                     1998
                                                           -------------            -------------
                          ASSETS                            (As restated             (As restated
                          ------                             see Note 2)              see Note 6)
Current assets:
      Cash and equivalents .............................    $   1,484,538            $   3,412,411
      Accounts receivable - trade, net .................       46,341,072               45,577,133
      Contracts in progress with revenues
        in excess of billings ..........................        7,552,149                5,428,987
      Employee advances ................................           59,397                   58,823
      Inventories ......................................       49,554,494               48,275,927
      Notes receivable, current portion ................        4,147,693                4,364,106
      Other current assets .............................        4,886,349                4,620,337
                                                            -------------            -------------
            Total current assets .......................      114,025,692              111,737,724

Property and equipment, net ............................       60,630,732               58,793,946
Notes receivable, less current portion .................        1,456,825                1,783,769
Investment in unconsolidated affiliates ................        1,826,466                  513,284
Other assets ...........................................        4,101,860                3,365,494
Goodwill and other, net ................................       27,132,194               27,474,438
                                                            -------------            -------------
            Total assets ...............................    $ 209,173,769            $ 203,668,655
                                                            =============            =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
      Notes payable ....................................    $  44,790,413            $  42,486,422
      Accounts payable - trade .........................       19,865,991               21,628,422
      Billings in excess of costs and
        estimated earnings .............................        6,697,086                5,165,760
      Accrued expenses .................................       12,397,979                9,673,640
      Current portion of long-term debt ................       23,376,884               23,547,890
                                                            -------------            -------------
            Total current liabilities ..................      107,128,353              102,502,134

Long-term debt, less current portion ...................       28,975,373               30,334,166

Deferred compensation payable, less
  current portion ......................................          235,686                  216,021

Deferred income taxes payable ..........................        4,702,705                4,703,534
                                                            -------------            -------------
            Total liabilities ..........................      141,042,117              137,755,855

Commitments and contingencies

Shareholders' equity:

  Preferred stock $.01 par value, 7,500,000 shares authorized, no shares issued or outstanding

  Common stock $.01 par value, 50,000,000
    shares authorized, 14,761,515 and
    14,739,662 shares issued and outstanding,
    respectively .......................................          147,614                  147,396

  Additional paid-in capital ...........................       51,630,770               51,545,271

  Retained earnings ....................................       17,298,268               15,165,133

  Notes receivable from officers .......................         (945,000)                (945,000)
                                                            -------------            -------------
            Total shareholders' equity .................       68,131,652               65,912,800
                                                            -------------            -------------
            Total liabilities and
              shareholders' equity .....................    $ 209,173,769            $ 203,668,655
                                                            =============            =============

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------
                                                (As restated       (As restated
                                                 see Note 2)        see Note 6)

Sales ....................................      $ 72,324,728       $ 43,110,170
Cost of sales ............................        57,458,031         32,244,566
                                                ------------       ------------
Gross profit .............................        14,866,697         10,865,604
Selling, general and administrative
  expenses ...............................        10,493,392          8,323,748
                                                ------------       ------------
Income from operations ...................         4,373,305          2,541,856
Equity in earnings of unconsolidated
  affiliates .............................           563,131            289,905
Other income (expense):
    Interest expense .....................        (1,995,745)          (835,613)
    Interest income ......................            74,682            153,496
    Other income,  net ...................           529,280            253,271
                                                ------------       ------------
          Total other income (expense) ...        (1,391,783)          (428,846)
                                                ------------       ------------
Income before income taxes ...............         3,544,653          2,402,915
Provision for income taxes ...............         1,411,518          1,010,108
                                                ------------       ------------

Net income ...............................         2,133,135          1,392,807

Distributions to shareholders ............                               34,297
                                                ------------       ------------

Net income available to
  common shareholders ....................      $  2,133,135       $  1,358,510
                                                ============       ============

Basic earnings per share .................      $        .14       $        .10

Diluted earnings per share ...............      $        .14       $        .10

Weighted average number of common shares
   outstanding - basic ...................        14,758,122         13,254,952
Weighted average number of common shares
   outstanding - diluted .................        15,393,132         13,797,149

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------------
                                                                                 1999                   1998
                                                                             ------------           ------------
Cash flows from operating activities:                                        (As restated           (As restated
                                                                              see Note 2)            see Note 6)
         Net income ....................................................     $  2,133,135           $  1,392,807
         Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization ...............................        1,821,958              1,280,708
           Equity in earnings of unconsolidated affiliates .............         (563,131)              (289,905)
           Deferred income tax expense (benefit) .......................             (829)               294,947
           Deferred compensation expense ...............................           19,665                 (6,227)
           Deferred gain on demolition contract ........................         (250,000)              (250,000)
           Changes in assets and liabilities,
             net of acquisitions:
               Accounts receivable .....................................         (763,939)            (5,496,343)
               Employee advances .......................................             (574)               107,090
               Inventories .............................................       (1,278,567)             1,378,779
               Notes receivable ........................................          543,357             (4,306,271)
               Other assets ............................................       (3,125,540)              (662,245)
               Accounts payable ........................................       (1,762,431)               291,203
               Accrued expenses and other liabilities ..................        4,255,665                828,272
                                                                             ------------           ------------
                 Net cash provided by (used
                   in) operating activities ............................        1,028,769             (5,437,185)

Cash flows from investing activities:

  Purchase of property and equipment ...................................       (3,392,083)            (4,463,472)
  Proceeds from disposals of property and equipment, net ...............           75,583                 72,945
  Distributions received from unconsolidated affiliates ................                                 197,791
  Investment in unconsolidated affiliates ..............................         (500,051)               (69,132)
  Net proceeds from sale of interest in
    demolition contract ................................................                               2,000,000
  Business acquisitions, net of cash ...................................                              (1,589,013)
                                                                             ------------           ------------
         Net cash used in investing activities .........................       (3,816,551)            (3,850,881)
                                                                             ------------           ------------

Cash flows from financing activities:

  Net borrowing under revolving line of credit .........................        2,303,991              4,119,042
  Proceeds from the issuance of long-term debt .........................          246,637              2,228,939
  Principal payments on long-term debt .................................       (1,776,436)            (2,950,829)
  Proceeds from issuance of common stock ...............................           85,717             11,635,591
  Distributions to shareholders ........................................                                 (34,297)
                                                                             ------------           ------------
                 Net cash provided by financing activities .............          859,909             14,998,446
                                                                             ------------           ------------
Net increase (decrease) in cash and equivalents ........................       (1,927,873)             5,710,380
Cash and equivalents, beginning of period ..............................        3,412,411              1,725,053
                                                                             ------------           ------------
Cash and equivalents, end of period ....................................     $  1,484,538           $  7,435,433
                                                                             ============           ============
Supplemental disclosures for cash flow information:
         Cash paid for:
           Interest ....................................................     $  1,803,683           $    856,257
           Taxes .......................................................                            $    970,000

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 1998 and 1997 and for the three-year period ended December 31, 1998. Certain amounts have been reclassified from previous periods to conform to the current presentations.

2.      RESTATEMENT

        Subsequent to the issuance of the Company's restated unaudited financial statements for the three months ended March 31, 1999, the Company's management determined that certain inventory scrap sales from one demolition contract of Blastco Services Company ("Blastco"), a wholly owned subsidiary, were recognized upon entering the contract rather than at the time of shipment. As a result, the consolidated financial statements for the three months ended March 31, 1999, have been restated from the amounts previously reported to properly record the sale transactions. A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share amounts):

                                                      THREE MONTHS ENDED
                                                        MARCH 31, 1999
                                                    ---------------------
                                                        AS
                                                    PREVIOUSLY       AS
                                                     REPORTED     RESTATED
                                                    --------      -------
Sales .........................................     $ 72,775      $72,325
Gross profit ..................................       15,229       14,867
Income before income taxes ....................        3,907        3,545
Net income available to common shareholders ...        2,351        2,133

Basic earnings per share ......................     $   0.16      $  0.14
Diluted earnings per share ....................     $   0.16      $  0.14




                                                    AT MARCH 31, 1999
                                                  ---------------------
                                                     AS
                                                 PREVIOUSLY        AS
                                                  REPORTED      RESTATED
                                                  -------       -------
Inventory .....................................   $49,466       $49,554
Accrued expenses ..............................    12,543        12,398
Billings in Excess of costs and estimated
  earnings ....................................     6,247         6,697
Retained earnings .............................    17,516        17,298




3.    INVENTORY

            Inventory consists of the following:

                                          MARCH 31           DECEMBER 31
                                            1999                 1998
                                        -----------          -----------
Raw materials ...................       $15,319,737          $12,451,960
Finished goods ..................        25,692,940           25,373,644
Other ...........................         8,541,817(1)        10,450,323
                                        -----------          -----------
                                        $49,554,494          $48,275,927
                                        ===========          ===========

      (1) As restated see Note 2.

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

                                                   HEAVY
                                  FASTENERS     FABRICATION       VALVES            MACHINES        CORPORATE     CONSOLIDATED
   AS OF AND FOR THE THREE      ------------   ------------   ------------        ------------    ------------    ------------
         MONTHS ENDED:
        MARCH 31, 1999
   -----------------------
Sales ........................  $ 34,259,693   $ 25,594,204   $ 11,126,325  (1)   $  1,344,506                    $ 72,324,728  (1)

Income from operations .......     2,151,022        707,743      2,137,746  (1)        (97,889)   $   (525,317)      4,373,305  (1)

Total assets .................   104,285,793     62,468,797     34,543,920  (1)      3,646,380       4,228,879     209,173,769  (1)



         MARCH 31, 1998

Sales ........................    23,681,154                    14,956,179  (1)      4,472,837                      43,110,170  (1)

Income from operations .......     1,850,784                       957,221  (1)          7,507        (273,656)      2,541,856  (1)


    AS OF DECEMBER 31, 1998

Total assets .................   106,246,831     58,427,308     31,530,596  (1)      3,969,087       3,494,833     203,668,655  (1)

      (1) As restated - see Notes 2 and 6.


5.      EARNINGS PER SHARE

        The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     1999(1)           1998(1)
                                                   -----------       -----------
EARNINGS FOR BASIC AND DILUTED
COMPUTATION
  Net income ...............................       $ 2,133,135       $ 1,392,807
  Distributions to shareholders ............                              34,297
                                                   -----------       -----------
  Net income available for common
    shareholders - basic ...................         2,133,135         1,358,510
  Interest on convertible debt
    securities, net of tax .................            43,828
                                                   -----------       -----------
  Net income available for common
    shareholders - diluted .................       $ 2,176,963       $ 1,358,510
                                                   ===========       ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares
    outstanding ............................        14,758,122        13,254,952
                                                   ===========       ===========
  Basic earnings per share .................       $      0.14       $      0.10
                                                   ===========       ===========

  Net income available for common
    shareholders - diluted..................         2,176,963         1,358,510
                                                    ==========        ==========
DILUTED EARNINGS PER SHARE
  Weighted average common shares
    outstanding ............................        14,758,122        13,254,952
  Shares issuable from assumed conversion
    of common share options, warrants
    granted and debt conversion ............           635,010           542,197
                                                    ----------        ----------
  Weighted average common shares
    outstanding, as adjusted ...............        15,393,132        13,797,149
                                                    ==========        ==========
  Diluted earnings per share ...............        $     0.14        $     0.10
                                                    ==========        ==========


      (1) As restated - see Notes 2 and 6.


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

        Sales, net income and earnings per share for the three months ended March 31, 1998 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                     THREE MONTHS ENDED MARCH 31, 1998
                                --------------------------------------------
                                 INDUSTRIAL                       COMBINED
                                HOLDINGS,INC.       BLASTCO       COMPANIES
                                ------------     ------------   ------------
                                                (000's omitted)
Sales ......................       $40,777          $ 2,333        $43,110
                                   =======          =======        =======
Net income (loss) ..........       $ 1,611          $  (218)       $ 1,393
                                   =======          =======        =======
Net income available to
  common shareholders ......       $ 1,577          $  (218)       $ 1,359
                                   =======          =======        =======
Earnings per share:
  Basic ....................       $   .14                         $   .10
  Diluted ..................       $   .13                         $   .10

7.      DEBT AND SUBSEQUENT EVENTS

        As of March 31, 1999, the Company had an aggregate of $97.1 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $23.4 million is scheduled to mature during 1999. Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 1998 and March 31, 1999, the Company was not in compliance with several of these covenants; however, it obtained waivers for the non- compliance from the applicable lending institutions. As of December 31, 1998 and March 31, 1999, the Company was not in compliance with certain non-financial covenants related to the Company's ability to provide financial support to Belleli Energy S.r.l. ("Belleli"). In the second quarter of 1999, the Company obtained waivers from our lenders to allow the Company to provide up to $7.5 million of support to Belleli and in conjunction with these waivers, the lenders liberalized certain financial covenants. Management expects to be in compliance with all covenants throughout the remainder of 1999; however, no assurance can be given that if the Company is unable to comply, that it will be able to obtain waivers from its lenders. On June 17, 1999, the Company amended its credit facility which provides for a $55 million line of credit. Advances under the revolving line of credit bear interest, at the Company's option, at either (i) the prime rate in effect at the time of the advance or (ii) an adjusted Eurodollar rate plus an amount ranging from 2 1/4% to 3% based upon the ratio of senior debt to EBITDA. Substantially all covenants and conditions remain unchanged. The revolving line of credit matures on June 16, 2001.

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

      Subsequent to the issuance of the Company's restated unaudited financial statements for the three months ended March 31, 1999, the Company's management determined that certain inventory scrap sales from one demolition contract of Blastco Services Company ("Blastco"), a wholly owned subsidiary, were recognized upon entering the contracts rather than at the time of shipment. As a result, the consolidated financial statements for the three months ended March 31, 1999, have been restated from the amounts previously reported to properly record the sale transactions. The effects of the restatement are presented in Note 2 to the consolidated financial statements and have been reflected herein.

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

RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                               ----------------------
                                                 1999           1998
                                               -------        -------
Sales: ...................................        (000's omitted)
   Fastener Segment ......................     $34,260        $23,681
   Heavy Fabrication Segment (1) .........      25,594
   Valve Segment .........................      11,126         14,956
   Machine Segment .......................       1,345          4,473
                                               -------        -------
                                                72,325         43,110
Cost of Sales:
   Fastener Segment ......................      26,236         17,516
   Heavy Fabrication Segment (1) .........      23,044
   Valve Segment .........................       7,191         10,930
   Machine Segment .......................         987          3,798
                                               -------        -------
                                                57,458         32,244
Selling, General and Administrative:
   Fastener Segment ......................       5,872          4,314
   Heavy Fabrication Segment (1) .........       1,842
   Valve Segment .........................       1,798          3,069
   Machine Segment .......................         456            667
   Corporate .............................         526            274
                                               -------        -------
                                                10,494          8,324
Operating Income .........................     $ 4,373        $ 2,542
                                               =======        =======


(1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998 (AS RESTATED).

SALES. On a consolidated basis, sales increased $29.2 million or 67% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

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

Valve Segment sales decreased $3.8 million or 26% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil and the resulting cost reduction efforts implemented by our customers for production and maintenance.

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

Valve Segment cost of sales decreased $3.7 million or 34% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 65% for the first quarter 1999 compared to 73% for the first quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the greater volume of higher margin contracts in progress for refinery demolition.

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

Valve Segment selling, general and administrative expenses decreased $1.3 million or 41%. This decrease was primarily as a result of the elimination of the salary and related expenses of the president of a company who resigned in connection with the acquisition of that company, which was accounted for under the pooling-of- interests method of accounting, as well as other reductions in general and administrative expenses in response to decreases in sales.

Machine Segment selling, general and administrative expenses decreased $211,000 or 32% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

Corporate selling, general and administrative expenses increased $252,000 or 92%. This increase was attributable to personnel additions and increases in professional fees associated with our growth.

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

INCOME TAXES. Income tax expense increased $401,410 or 40% for the first three months of 1999 compared to the first three months of 1998. Our effective tax rate was 40% for the three months ended March 31, 1999 and 42% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, we had working capital of $6.9 million, short-term debt of $44.8 million, current maturities of long-term debt of $23.4 million, long term debt of $29.0 million and shareholders' equity of $68.1 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuances of equity securities and internally generated funds.

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

NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 1999 and 1998, we made capital expenditures of approximately $3.4 million and $4.5 million, respectively. Other significant investing activities in 1998 included acquisitions and the sale of an interest in a demolition contract for $2.0 million.

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

YEAR 2000 COMPLIANCE

We are exposed to the risk that the year 2000 issue (the "Year 2000 Issue") could cause system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process Ttransactions, send invoices, or engage in similar normal business activities. During 1997, we undertook a corporate-wide initiative designed to assess the impact of the Year 2000 Issue on software and hardware utilized in our operations, including information technology infrastructure ("IT") and embedded manufacturing control technology ("Non-IT") and the impact, if any, that the year 2000 issue, as it relates to customers and suppliers could have on our business.

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

                                     PART II
                                OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

In January 1999, in connection with the merger of a wholly owned subsidiary of the company with Blastco Services Co. ("Blastco"), the Company exchanged 1,711,027 shares of common stock for the outstanding common stock of Blastco.

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

                                        INDUSTRIAL HOLDINGS, INC.

Date: May 31, 2000
                                        By: /s/ CHRISTINE A. SMITH
                                                Christine A. Smith,
                                                Chief Financial Officer and
                                                Executive Vice President