Form 10-Q/A
period 1999-06-30
INDUSTRIAL HOLDINGS INC
filed 2000-06-12
CIK 879884

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

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                       PAGE NO.
PART  I    FINANCIAL INFORMATION                                       --------

           Item 1   Financial Statements (unaudited)

                    Consolidated Balance Sheets at June 30, 1999
                    as restated and December 31, 1998, as restated          1

                    Consolidated Statements of Income for the
                    Three Months ended June 30, 1999 as restated
                    and 1998 as restated                                    2

                    Consolidated Statements of Income for the
                    Six Months 3 ended June 30,1999 as restated
                    and 1998 as restated                                    3

                    Consolidated Statements of Cash Flows for the
                    Six Months ended June 30, 1999 as restated
                    and 1998, as restated                                   4

                    Notes to Consolidated Financial Statements              5

           Item 2   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10

           Item 3   Quantitative and Qualitative Disclosures about
                    Market Risk                                            20

PART  II   OTHER INFORMATION

           Item 1.  Legal Proceedings (no response required)

           Item 2.  Changes in Securities and Use of Proceeds              20

           Item 3.  Defaults upon Senior Securities
                    (no response required)

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                       20

           Item 5.  Other Information (no response required)

           Item 6.  Exhibits and Reports on Form 8-K                       20

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    JUNE 30,         DECEMBER 31,
                                                      1999              1998
                                                  -------------     -------------
                     ASSETS                       (As restated      (As restated
                                                   see Note 2)       see Note 6)
Current assets:
  Cash and equivalents .......................    $   1,684,392     $   3,412,411
  Accounts receivable - trade, net ...........       39,055,007        45,577,133
  Costs and estimated earnings in
    excess of billings .......................       12,192,314         5,428,987
  Employee advances ..........................           59,397            58,823
  Inventories ................................       45,485,368        48,275,927
  Notes receivable, current portion ..........        3,018,937         4,364,106
  Other current assets .......................        2,208,258         4,620,337
                                                  -------------     -------------
        Total current assets .................      103,703,673       111,737,724
Property and equipment, net ..................       64,868,082        58,793,946
Notes receivable, less current portion .......        1,605,499         1,783,769
Investment in unconsolidated affiliates ......        3,680,988           513,284
Other assets .................................        7,465,930         3,365,494
Goodwill and other, net ......................       26,793,284        27,474,438
                                                  -------------     -------------
      Total assets ...........................    $ 208,117,456     $ 203,668,655
                                                  =============     =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable, current ...................    $                 $  42,486,422
    Accounts payable - trade .................       20,472,401        21,628,422
        Billings in excess of costs and
          estimated earnings .................        1,856,296         5,165,760
    Accrued expenses .........................       11,162,284         9,673,640
    Current portion of long-term debt ........       25,883,600        23,547,890
                                                  -------------     -------------
         Total current liabilities ...........       59,374,581       102,502,134
Notes payable, long-term .....................       43,678,082              --
Long-term debt, less current portion .........       27,681,692        30,334,166
Deferred compensation payable, less
  current portion ............................          224,185           216,021
Deferred income taxes payable ................        5,973,633         4,703,534
                                                  -------------     -------------
          Total liabilities ..................      136,932,173       137,755,855
                                                  -------------     -------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock $.01 par value, 7,500,000
      shares authorized, no shares issued or
      outstanding
    Common stock $.01 par value, 50,000,000
      shares authorized, 15,111,094 and
      14,739,662 shares issued and outstanding
      at June 30, 1999 and December 31, 1998,
      respectively ...........................          151,110           147,396
   Additional paid-in capital ................       54,217,882        51,545,271
   Retained earnings .........................       17,761,291        15,165,133
   Notes receivable from officers ............         (945,000)         (945,000)
                                                  -------------     -------------
            Total shareholders' equity .......       71,185,283        65,912,800
                                                  -------------     -------------
            Total liabilities and
              shareholders' equity ...........    $ 208,117,456     $ 203,668,655
                                                  =============     =============

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                   THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
                                                  (As restated      (As restated
                                                   see Note 2)       see Note 6)

Sales .........................................   $ 66,513,726     $ 44,580,543
Cost of sales .................................     53,999,053       32,112,821
                                                  ------------     ------------
Gross profit ..................................     12,514,673       12,467,722
Selling, general and administrative expenses ..     10,956,602        8,986,730
                                                  ------------     ------------
Income from operations ........................      1,558,071        3,480,992
Equity in earnings of unconsolidated affiliates        767,522          548,924
Other income (expense):
    Interest expense ..........................     (1,940,790)        (847,502)
    Interest income ...........................         84,060           51,723
    Other income,  net ........................        353,499          569,027
                                                  ------------     ------------
          Total other income (expense) ........     (1,503,231)        (226,752)
Income before income taxes ....................        822,362        3,803,164
Provision for income taxes ....................        359,339        1,365,209
                                                  ------------     ------------
Net income ....................................        463,023        2,437,955
Distributions to shareholders
Net income available to common shareholders ...   $    463,023     $  2,437,955
                                                  ============     ============
Basic earnings per share ......................   $       0.03     $       0.18
                                                  ============     ============
Diluted earnings per share ....................   $       0.03     $       0.17
                                                  ============     ============

Weighted average number of common shares
   outstanding - basic ........................     14,842,187       13,819,809
Weighted average number of common shares
   outstanding - diluted ......................     15,427,953       14,465,899

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                      SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------
                                                       1999              1998
                                                   -------------     -------------
                                                   (As restated       (As restated
                                                    see Note 2)        see Note 6)

Sales .........................................    $ 138,838,454     $  87,690,713
Cost of sales .................................      111,457,084        64,357,387
                                                   -------------     -------------
Gross profit ..................................       27,381,370        23,333,326
Selling, general and administrative expenses ..       21,449,994        17,310,477
                                                   -------------     -------------
Income from operations ........................        5,931,376         6,022,849
Equity in earnings of unconsolidated affiliates        1,330,653           838,829
Other income (expense):
    Interest expense ..........................       (3,936,535)       (1,683,115)
    Interest income ...........................          158,742           205,219
    Other income,  net ........................          882,779           822,298
                                                   -------------     -------------
            Total other income (expense) ......       (2,895,014)         (655,598)
Income before income taxes ....................        4,367,015         6,206,080
Provision for income taxes ....................        1,770,857         2,375,317
                                                   -------------     -------------
Net income ....................................        2,596,158         3,830,763
Distributions to shareholders .................                             34,297
                                                   -------------     -------------
Net income available to common shareholders ...    $   2,596,158     $   3,796,466
                                                   =============     =============
Basic earnings per share ......................    $        0.17     $        0.28
                                                   =============     =============

Diluted earnings per share ....................    $        0.17     $        0.27
                                                   =============     =============

Weighted average number of common shares
   outstanding - basic ........................       14,800,489        13,547,767
Weighted average number of common shares
   outstanding - diluted ......................       15,410,877        14,141,703

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
                                                       (As restated     (As restated
                                                        see Note 2)      see Note 6)
Cash flows from operating activities:
  Net income ......................................    $  2,596,158     $  3,830,763
   Adjustments to reconcile net income to
     net cash provided by
     (used in) operating activities:
          Depreciation and amortization ...........       3,765,371        2,491,566
          Equity in earnings of unconsolidated
           affiliates .............................      (1,330,653)        (838,829)
          Deferred income tax provision ...........       1,270,099           49,713
          Deferred compensation expense ...........           8,164          (12,579)
          Deferred gain on demolition contract ....        (500,000)        (500,000)
          Changes in assets and liabilities,
           net of acquisitions:
            Accounts receivable ...................       6,522,126          921,909
            Employee advances .....................            (574)          54,858
            Inventories ...........................       2,790,559         (662,163)
            Notes receivable ......................       1,523,439       (4,237,664)
            Other assets ..........................     (11,654,443)      (2,555,290)
            Accounts payable ......................      (1,156,021)        (646,286)
            Accrued expenses and other liabilities       (2,770,820)        (954,236)
                                                       ------------     ------------
               Net cash provided by (used in)
                operating activities ..............       1,063,405       (3,058,238)

Cash flows from investing activities:
  Purchase of property and equipment ..............      (5,118,129)      (5,935,438)
  Proceeds from disposals of property and
   equipment, net .................................         112,535          166,268
  Distributions received from unconsolidated
   affiliates .....................................                        1,897,353
  Investments in unconsolidated affiliates ........      (1,337,051)        (129,389)
  Net proceeds from sale of interest in
   demolition contract ............................                        2,000,000
  Business acquisitions, net of cash acquired .....                       (1,697,664)
                                                       ------------     ------------
          Net cash used in investing activities ...      (6,342,645)      (3,698,870)
                                                       ------------     ------------

Cash flows from financing activities:
  Net borrowings under revolving line of credit ...       1,591,660       (1,993,647)
  Proceeds from the issuance of long-term debt ....       3,192,251        2,429,993
  Principal payments on notes payable and
   long-term debt .................................      (3,909,015)      (5,578,577)
  Proceeds from issuance of common stock ..........       2,676,325       12,826,568
   Distributions to shareholders ..................            --            (34,297)
                                                       ------------     ------------
     Net cash provided by financing activities ....       3,551,221        7,650,040
                                                       ------------     ------------
Net increase (decrease) in cash and equivalents ...      (1,728,019)         892,932
Cash and equivalents, beginning of period .........       3,412,411        1,725,053
                                                       ------------     ------------
Cash and equivalents, end of period ...............    $  1,684,392     $  2,617,985
                                                       ============     ============
Supplemental disclosures for cash flow information:
       Cash paid for:
         Interest .................................       3,692,434        1,659,286
         Taxes ....................................         364,000        2,103,326

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto of the Company as of December 31, 1998 and 1997 and for the three-year period ended December 31, 1998.Certain amounts have been reclassified from previous periods to conform to the current period presentation.


2.        RESTATEMENT

          Subsequent to the issuance of the Company's unaudited financial statements for the three and six-month periods ended June 30, 1999, the Company's management determined that certain inventory scrap sales from one demolition contract of Blastco Services Company ("Blastco"), a wholly owned subsidiary, were recognized upon entering the contracts rather than at the time of shipment. As a result, the consolidated financial statements for the three months and six months ended June 30, 1999, have been restated from the amounts previously reported to properly record the sale transactions. A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share amounts):


                                                        THREE MONTHS ENDED
                                                           JUNE 30, 1999
                                                        ------------------
                                                           AS
                                                       PREVIOUSLY      AS
                                                        REPORTED    RESTATED
                                                       ----------   --------

          Sales .....................................    $68,459    $66,514
          Gross profit ..............................     13,262     12,515
          Income before income taxes ................      1,569        822
          Net income available to common shareholders        884        463

          Basic earnings per share ..................    $  0.06    $  0.03
          Diluted earnings per share ................    $  0.06    $  0.03

                                                          SIX MONTHS ENDED
                                                           JUNE 30, 1999
                                                          ----------------
                                                            AS
                                                        PREVIOUSLY      AS
                                                         REPORTED    RESTATED
                                                         --------    --------
          Sales .....................................    $141,233    $138,838
          Gross profit ..............................      28,490      27,381
          Income before income taxes ................       5,476       4,367
          Net income available to common shareholders       3,234       2,596

          Basic earnings per share ..................    $   0.22    $   0.17
          Diluted earnings per share ................    $   0.22    $   0.17



                                                        AT JUNE 30, 1999
                                                       -------------------
                                                          AS
                                                      PREVIOUSLY     AS
                                                       REPORTED   RESTATED
                                                       --------   --------
          Accounts receivable .....................    $41,000    $39,055
          Billings in excess of costs and estimated
                earnings ..........................      1,606      1,856
          Inventory ...............................     44,399     45,485
          Accrued expenses ........................     11,306     11,162
          Deferred income taxes payable ...........      6,301      5,974
          Retained earnings .......................     18,400     17,761


3.       INVENTORIES
         Inventories consists of the following:

                                        JUNE 30,        DECEMBER 31,
                                         1999              1998
                                      -----------       -----------
          Raw materials ..........    $12,350,627       $12,451,960
          Finished goods .........     22,838,659        25,373,644
          Other ..................     10,296,082(1)     10,450,323
                                      -----------       -----------
                                      $45,485,368       $48,275,927
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


                                                  HEAVY           VALVES                                         CONSOLIDATED
                                FASTENERS      FABRICATION          (1)          MACHINES         CORPORATE           (1)
                               ------------    ------------    ------------    ------------      -----------     ------------
FOR THE THREE MONTHS ENDED:
JUNE 30, 1999
Sales .....................    $ 30,370,861    $ 26,125,641    $  9,170,592    $    846,632                      $ 66,513,726
Income from operations ....         887,925         452,143       1,212,095        (285,564)        (708,528)       1,558,071
JUNE 30, 1998
Sales .....................      24,033,407                      15,523,094       5,024,042                        44,580,543
Income from operations ....       1,811,448                       1,894,421          37,004         (261,881)       3,480,992

FOR THE SIX MONTHS ENDED:
JUNE 30, 1999
Sales .....................      64,630,554      51,719,845      20,296,917       2,191,138                       138,838,454
Income from operations ....       2,961,947       1,159,886       3,324,141        (383,453)      (1,131,145)       5,931,376

JUNE 30, 1998
Sales .....................      47,714,561                      30,479,273       9,496,879                        87,690,713
Income from operations ....       3,630,217                       2,822,642          44,511         (474,521)       6,022,849

AS OF JUNE 30, 1999
Total assets ..............      72,764,015      54,997,074      29,378,087       4,114,823       46,863,457      208,117,456

AS OF DECEMBER 31, 1998
Total assets ..............     106,246,831      58,427,308      31,530,596       3,969,087        3,494,833      203,668,655

      (1) As Restated - see Notes 2 and  6

5.        EARNINGS PER SHARE

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.



                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                 --------------------------
                                                   1999(1)        1998(1)
                                                 -----------    -----------
EARNINGS FOR BASIC AND DILUTED COMPUTATION
  Net income ................................    $   463,023    $ 2,437,955
  Distributions to shareholders
                                                 -----------    -----------
  Net income available for common
    shareholders - basic ....................        463,023      2,437,955
  Interest on convertible debt securities,
    net of tax ..............................         43,828
                                                 -----------    -----------
  Net income available for common
    shareholders - diluted ..................    $   506,851    $ 2,437,955
                                                 ===========    ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding      14,842,187     13,819,809
                                                 ===========    ===========
  Basic earnings per share ..................    $      0.03    $      0.18
                                                 ===========    ===========
DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding 14,842,187 13,819,809 Shares issuable from assumed conversion of common share options, warrants granted
   and debt conversion ......................        585,766        646,090
                                                 -----------    -----------
  Weighted average common shares outstanding,
   as adjusted ..............................     15,427,953     14,465,899
                                                 ===========    ===========
  Diluted earnings per share ................    $      0.03    $      0.17
                                                 ===========    ===========


                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                 --------------------------
                                                   1999(1)        1998(1)
                                                 -----------    -----------
EARNINGS FOR BASIC AND DILUTED COMPUTATION
  Net income ................................    $ 2,596,158    $ 3,830,763
  Distributions to shareholders .............                        34,297
                                                 -----------    -----------
  Net income available for common
    shareholders - basic ....................      2,596,158      3,796,466
  Interest on convertible debt securities,
    net of tax ..............................         87,656
                                                 -----------    -----------
  Net income available for common
    shareholders - diluted ..................      2,683,814      3,796,466
                                                 ===========    ===========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding      14,800,489     13,547,767
                                                 ===========    ===========
  Basic earnings per share ..................    $      0.17    $      0.28
                                                 ===========    ===========
DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding 14,800,489 13,547,767 Shares issuable from assumed conversion of common share options, warrants granted
    and debt conversion .....................        610,388        593,936
                                                 -----------    -----------
  Weighted average common shares outstanding,
    as adjusted .............................     15,410,877     14,141,703
                                                 ===========    ===========
  Diluted earnings per share ................    $      0.17    $      0.27
                                                 ===========    ===========

                  (1) As Restated - see Notes 2 and  6

6.          ACQUISITIONS

            In January 1999, the Company acquired all the outstanding capital stock of Blastco Services Company ("Blastco") for 1,711,027 shares of the Company's common stock, upon merger of a wholly owned subsidiary of the Company with and into Blastco, with Blastco being the surviving corporation. As a result, Blastco became a wholly owned subsidiary of the Company. Blastco, headquartered in Midland, Texas, demolishes refineries.

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

            Sales, net income, net income available to common shareholders and earnings per share for the three months and the six months ended June 30, 1998 previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:


                                        THREE MONTHS ENDED JUNE 30, 1998
                                        --------------------------------
                                         INDUSTRIAL             COMBINED
                                        HOLDINGS,INC. BLASTCO   COMPANIES
                                        ------------  -------   ---------
                                                  (000'S OMITTED)
                                                   -------------
            Sales ................         $40,924    $ 3,657    $44,581
                                           =======    =======    =======
            Net income ...........         $ 1,771    $   667    $ 2,438
                                           =======    =======    =======
            Net income available to
             common shareholders .         $ 1,771    $   667    $ 2,438
                                           =======    =======    =======
            Earnings per share:
              Basic ..............         $   .15               $   .18
              Diluted ............         $   .14               $   .17


                                         SIX MONTHS ENDED JUNE 30, 1998
                                        --------------------------------
                                         INDUSTRIAL             COMBINED
                                        HOLDINGS,INC. BLASTCO   COMPANIES
                                        ------------  -------   ---------
                                                  (000'S OMITTED)
                                                   -------------
            Sales .................    $81,700      $ 5,991      $87,691
                                       =======      =======      =======
            Net income ............    $ 3,382      $   449      $ 3,831
                                       =======      =======      =======
            Net income available to
             common shareholders ..    $ 3,347      $   449      $ 3,796
                                       =======      =======      =======
            Earnings per share:
              Basic ...............    $   .28                   $   .28
              Diluted .............    $   .27                   $   .27

7.          DEBT

            As of June 30, 1999, the Company had an aggregate of $97.2 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of these borrowed amounts, $25.9 million is scheduled to mature during the next twelve months. The existing credit facility is a revolving line of credit with Comerica Bank-Texas. The principal amount is the lesser of $55 million or a defined borrowing base. Advances under the revolving line of credit bear interest, at the Company's option, at either (i) the prime rate in effect at the time of the advance (which was 7.75% at June 30, 1999) or (ii) an adjusted Eurodollar rate plus an amount ranging from 2% to 2 3/4% based upon our ratios of senior debt to EBITDA. The borrowing base is defined as 80% of eligible accounts receivable and 50% of eligible inventory subject to certain limitations. At June 30, 1999, the borrowing capacity under the credit facility was $46.8 million and availability was $3.1 million. The revolving line of credit matures on June 16, 2001. Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At June 30, 1999, the Company was not in compliance with several of these covenants; however, it obtained waivers for the non-compliance from the applicable lending institutions. Although management expects to be able to obtain waivers should there be further events of non-compliance, no assurance can be given that the Company will be able to obtain waivers from its lenders.

            In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $28.0 million in cash and a $5.0 million note to the Seller. Under the purchase agreement the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believes that it is entitled to receive $3.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition. Additionally, on July 15, 1999, the first installment was due on the Seller note of $1.8 million. The Company and the Seller have agreed to extend the note payment to August 25, 1999, pending resolution of the final purchase price calculation.


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

      Subsequent to the issuance of the Company's unaudited financial statements for the three and six- month periods ended June 30, 1999, the Company's management determined that certain inventory scrap sales from one demolition contract of Blastco Services Company ("Blastco"), a wholly owned subsidiary, were recognized upon entering the contracts rather than at the time of shipment. As a result, the consolidated financial statements for the three and six-month periods ended June 30, 1999, have been restated from the amounts previously reported to properly record the sale transactions. The effects of the restatement are presented in Note 2 to the consolidated financial statements and have been reflected herein.

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

RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                        --------------------    --------------------
                                          1999        1998        1999        1998
                                        --------    --------    --------    --------
Sales:                                    (000'S OMITTED)          (000'S OMITTED)
                                          ---------------          ---------------
   Fastener Segment ................    $ 30,371    $ 24,034    $ 64,630    $ 47,715
   Heavy Fabrication Segment (1) ...      26,125                  51,720
   Valve Segment ...................       9,171      15,523      20,297      30,479
   Machine Segment .................         847       5,024       2,191       9,497
                                        --------    --------    --------    --------
                                          66,514      44,581     138,838      87,691
Cost of Sales:
   Fastener Segment ................      23,532      17,667      49,769      35,184
   Heavy Fabrication Segment (1) ...      23,996                  47,040
   Valve Segment ...................       5,821      10,145      13,012      21,075
   Machine Segment .................         650       4,301       1,636       8,098
                                        --------    --------    --------    --------
                                          53,999      32,113     111,457      64,357
Selling, General and Administrative:
   Fastener Segment ................       5,950       4,554      11,900       8,901
   Heavy Fabrication Segment (1) ...       1,678                   3,520
   Valve Segment ...................       2,138       3,484       3,961       6,581
   Machine Segment .................         482         687         938       1,354
   Corporate .......................         709         262       1,131         475
                                        --------    --------    --------    --------
                                          10,957       8,987      21,450      17,311
                                        --------    --------    --------    --------
Operating Income ...................    $  1,558    $  3,481    $  5,931    $  6,023
                                        ========    ========    ========    ========

(1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

SALES. On a consolidated basis, sales increased $21.9 million or 49% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

Fastener Segment sales increased $6.3 million or 26% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This increase was primarily attributable to the acquisitions of Ideal Products and A&B Bolt and Supply, Inc., in the third quarter of 1998 which added $11.0 million in sales in the second quarter of 1999, partially offset by $5.0 million aggregate sales decrease in our stud bolt, rivet and gasket operations primarily related to depressed activity in the oil and gas industries as exploration and production expenditures lagged the increase in oil and gas prices. Additionally, a softness in the refining and processing industries beginning late in the first quarter of 1999 negatively impacted second quarter sales during the three months ended June 30, 1999.

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

Valve Segment sales decreased $6.4 million or 41% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil and gas during 1998 and the resulting cost reduction efforts implemented by our customers for production and maintenance. Exploration and production expenditures generally lag improvements in oil and gas prices; therefore, although oil and gas prices have improved during 1999, we have yet to experience significant sales increases.

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


COST OF SALES. Cost of sales increased $21.9 million or 68% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Cost of sales as a percentage of sales was 81% for the second quarter of 1999 compared to 72% for the second quarter of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in July 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments. In addition, the valve segment, which typically has the highest margins of all our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (14% in the second quarter of 1999 compared to 35% in the second quarter of 1998).

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

Valve Segment cost of sales decreased $4.3 million or 43% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 63% for the second quarter 1999 compared to 65% for the second quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the growth (both in actual sales and as a percentage of total valve segment sales) of higher margin contracts associated with refinery demolition.

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

Machine Segment selling, general and administrative expenses decreased $0.2 million or 29% primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

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

INCOME TAXES. Income tax expense decreased $1.0 million or 73% for the second quarter of 1999 compared to the second quarter of 1998. Our effective tax rate was 44% for the three months ended June 30, 1999 and 36% for the three months ended June 30, 1998. The increase in the effective tax rate is primarily the result of state taxes associated with the purchase acquisitions in the third quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

SALES. On a consolidated basis, sales increased $51.1 million or 58% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

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

Valve Segment sales decreased $10.2 million or 33% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease was primarily attributable to a decrease in sales volume directly related to the decline in the price of oil during 1998 and the resulting cost reduction efforts implemented by our customers for production and maintenance. Increases in exploration and production expenditures generally lag improvements in oil prices; therefore, although oil prices have improved during 1999, we did not experience sales increases until late in the second quarter.

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

COST OF SALES. Cost of sales increased $47.1 million or 73% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Cost of sales as a percentage of sales was 80% for the first six months of 1999 compared to 73% for the first six months of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in July 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments.In addition, the valve segment, which typically has the highest margins of all our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (15% in the first half of 1999 compared to 35% in the first half of 1998).

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

Valve Segment cost of sales decreased $8.1 million or 38% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 64% for the first quarter 1999 compared to 69% for the first quarter in 1998. Cost of sales as a percent of sales decreased because as sales decreased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the growth (both in actual sales and as a percentage of total valve segment sales) of higher margin contracts associated with refinery demolition.

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

INCOME TAXES. Income tax expense decreased $0.6 million or 25% for the first six months of 1999 compared to the first six months of 1998. Our effective tax rate was 41% for the six months ended June 30, 1999 and 38% for the six months ended June 30, 1998. The increase in the effective tax rate is primarily related to state income taxes associated with the acquisitions made in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, we had working capital of $44.3 million, current maturities of long-term debt of $25.9 million, long term debt of $27.7 million, a line of credit due June 2001 of $43.7 million and shareholders' equity of $71.2 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuances of equity securities and internally generated funds.

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

We are exposed to some market risk due to the floating interest rate under our revolving line of credit and long-term debt. Under the revolving line of credit, the principal balance is due in June 2001. As of June 30, 1999 the revolving lines of credit had a principal balance of $43.7 million and the long-term debt had a balance of $12.6 million at a floating interest rate equal to the lenders' prime rate, 7.75% at June 30, 1999. We also have $25.7 million of long- term debt bearing interest at Libor plus 2.5% to 5%. The Libor rate as of June 30, 1999 was 5.0%. A 1.0% increase in interest rates could result in a $0.9 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit or the long-term debt.


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

        (b) The following persons were elected at that meeting as Class II Directors to serve until the third annual meeting of shareholders following their election:



                                              NUMBER OF VOTES
                                            -------------------
               NAME OF NOMINEE                 FOR      AGAINST
              ----------------              ----------  -------
              John P. Madden                11,647,218   56,964
              John L. Thompson              11,612,551   91,631


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





Date: May 31, 2000                  By: /S/ CHRISTINE A. SMITH
                                        ----------------------
                                            Christine A. Smith,
                                            Chief Financial Officer and
                                            Executive Vice President