Form 10-Q/A
period 1999-09-30
INDUSTRIAL HOLDINGS INC
filed 2000-06-12
CIK 879884

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

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART  I    FINANCIAL INFORMATION
           Item 1   Financial Statements (unaudited)

                    Consolidated Balance Sheets at
                    September 30, 1999 as restated
                    and December 31, 1998 ..............................   1

                    Consolidated Statements of
                    Operations for the three months
                    ended September 30, 1999 as
                    restated and 1998 ..................................   2

                    Consolidated Statements of
                    Operations for the nine months
                    ended September 30,1999
                    as restated and 1998 ...............................   3

                    Consolidated Statements of
                    Cash Flows for the nine months
                    ended September 30, 1999 as
                    restated and 1998 ..................................   4

                    Notes to Consolidated Financial Statements .........   5

           Item 2   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations ......................................  10

           Item 3   Quantitative and Qualitative
                    Disclosures about Market Risk ......................  20

PART  II   OTHER INFORMATION

           Item 1.  Legal Proceedings (no response required)

           Item 2.  Changes in Securities and Use of Proceeds
                    (no response required)

           Item 3.  Defaults upon Senior Securities
                    (no response required)

           Item 4.  Submission of Matters to a Vote of
                    Security Holders (no response required)

           Item 5.  Other Information (no response required)

           Item 6.  Exhibits and Reports on Form 8-K ...................  21

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              SEPTEMBER 30,     DECEMBER 31,
                                                  1999              1998
                                              -------------     -------------
                     ASSETS                   (As Restated
                     ------                    See Note 2)
Current assets:
  Cash and equivalents ...................    $     264,819     $   3,412,411
  Accounts receivable - trade, net .......       35,323,107        45,577,133
  Costs and estimated earnings in excess
    of billing ...........................        9,930,782         5,428,987
  Employee advances ......................           59,397            58,823
  Inventories ............................       40,595,301        48,275,927
  Notes receivable, current portion ......        2,913,829         4,364,106
  Other current assets ...................        4,596,600         4,620,337
                                              -------------     -------------
        Total current assets .............       93,683,835       111,737,724
Property and equipment, net ..............       65,569,968        58,793,946
Notes receivable, less current portion ...        1,577,422         1,783,769
Investment in unconsolidated affiliates ..        5,233,854           513,284
Other assets .............................        8,023,835         3,365,494
Goodwill and other, net ..................       26,880,791        27,474,438
                                              -------------     -------------
      Total assets .......................    $ 200,969,705     $ 203,668,655
                                              =============     =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable, current ...............    $  46,198,000     $  42,486,422
    Accounts payable - trade .............       19,994,314        21,628,422
    Billings in excess of costs and
      estimated earnings .................          777,760         5,165,760
    Accrued expenses .....................       11,554,831         9,673,640
    Current portion of long-term debt ....       47,628,068        23,547,890
                                              -------------     -------------
         Total current liabilities .......      126,152,973       102,502,134

Long-term debt, less current portion .....        6,477,713        30,334,166
Deferred compensation payable, less
  current portion ........................          270,927           216,021
Deferred income taxes payable ............        4,194,744         4,703,534
                                              -------------     -------------
          Total liabilities ..............      137,096,357       137,755,855
                                              -------------     -------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock $.01 par value,
      7,500,000 shares authorized, no
      shares issued or outstanding
    Common stock $.01 par value,
      50,000,000 shares authorized,
      15,111,094 and 14,739,662 shares
      issued and outstanding at
      September 30, 1999 and
      December 31, 1998, respectively ....          151,110           147,396
   Additional paid-in capital ............       54,200,383        51,545,271
   Retained earnings .....................       10,466,855        15,165,133
   Notes receivable from officers ........         (945,000)         (945,000)
                                              -------------     -------------
            Total shareholders' equity ...       63,873,348        65,912,800
                                              -------------     -------------
            Total liabilities and
              shareholders' equity .......    $ 200,969,705     $ 203,668,655
                                              =============     =============

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------
                                               1999             1998
                                            ------------     ------------
                                           (As Restated
                                            See Note 2)

Sales ..................................    $ 55,543,576     $ 63,569,837
Cost of sales ..........................      48,257,249       50,192,161
                                            ------------     ------------
Gross profit ...........................       7,286,327       13,377,676
Selling, general and administrative
  expense ..............................      17,490,710       10,291,816
                                            ------------     ------------
Income (loss) from operations ..........     (10,204,383)       3,085,860
Equity in earnings of unconsolidated
  affiliates ...........................         162,864          271,533
Other income (expense):
    Interest expense ...................      (2,320,059)      (1,657,654)
    Interest income ....................          75,388          162,195
    Other income,  net .................         363,619          391,101
                                            ------------     ------------
          Total other income (expense) .      (1,881,052)       1,104,358
                                            ------------     ------------
Income (loss) before income taxes ......     (11,922,571)       2,253,035
Provision (benefit) for income taxes ...      (4,628,135)         833,436
                                            ------------     ------------
Net income (loss) ......................      (7,294,436)       1,419,599
                                            ============     ============


Basic earnings (loss) per share ........    $      (0.48)    $       0.10
                                            ============     ============
Diluted earnings (loss) per share ......    $      (0.48)    $       0.09
                                            ============     ============

Weighted average number of common shares
   outstanding - basic .................      15,111,095       14,183,026
Weighted average number of common shares
   outstanding - diluted ...............      15,111,095       15,177,044


            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------
                                                1999              1998
                                            -------------     -------------
                                            (As Restated
                                             See Note 2)

Sales ..................................    $ 194,382,030     $ 151,260,550
Cost of sales ..........................      159,714,333       114,549,548
                                            -------------     -------------
Gross profit ...........................       34,667,697        36,711,002
Selling, general and administrative
  expenses .............................       38,940,704        27,602,333
                                            -------------     -------------
Income (loss) from operations ..........       (4,273,007)        9,108,669
Equity in earnings of unconsolidated
  affil1iates ..........................        1,493,517         1,110,362
Other income (expense):
    Interest expense ...................       (6,256,594)       (3,340,769)
    Interest income ....................          234,130           367,414
    Other income, net ..................        1,246,398         1,213,399
                                            -------------     -------------
            Total other income (expense)       (4,776,066)       (1,759,956)
                                            -------------     -------------
Income (loss) before income taxes ......       (7,555,556)        8,459,075
Provision (benefit) for income taxes ...       (2,857,278)        3,208,753
                                            -------------     -------------
Net income (loss) ......................       (4,698,278)        5,250,322
Distributions to shareholders ..........                             34,297
                                            -------------     -------------
Net income (loss) available to
  common shareholders ..................    $  (4,698,2$8)    $   5,216,025
                                            =============     =============
Basic earnings (loss) per share ........    $       (0.32)    $        0.38
                                            =============     =============

Diluted earnings (loss) per share ......    $       (0.32)    $        0.36
                                            =============     =============

Weighted average number of common shares
   outstanding - basic .................       14,905,162        13,767,776
Weighted average number of common shares
   outstanding - diluted ...............       14,905,162        14,496,765

            See notes to unaudited consolidated financial statements

                   INDUSTRIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                          1999              1998
                                                       ------------     ------------
                                                       (As Restated
                                                        See Note 2)
Cash flows from operating activities:
  Net income (loss) ...............................    $ (4,698,278)    $  5,250,322
   Adjustments to reconcile net income
    (loss) to net cash provided
    by (used in) operating activities:
      Depreciation and amortization ...............       5,712,211        3,898,441
      Equity in earnings of unconsolidated
        affiliates ................................      (1,493,517)      (1,110,362)
      Deferred income tax provision ...............        (508,790)         161,514
      Deferred compensation expense ...............          54,906          (19,103)
      Deferred gain on demolition contract ........        (750,000)        (750,000)
      Changes in assets and liabilities,
       net of acquisitions:
        Accounts receivable .......................      10,254,026       (4,037,130)
        Employee advances .........................            (574)         107,090
        Inventories ...............................       7,155,626       (5,298,891)
        Notes receivable ..........................       1,656,624       (3,591,890)
        Other assets ..............................     (12,357,721)      (5,502,133)
        Accounts payable ..........................      (1,634,108)       1,025,309
        Accrued expenses and other liabilities ....      (3,456,809)       2,205,801
                                                       ------------     ------------
          Net cash provided by (used in)
            operating activities ..................         (66,404)      (7,661,032)
                                                       ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment ..............      (7,952,310)      (6,959,060)
  Proceeds from disposals of property and
    equipment, net ................................         441,546          200,462
  Distributions received from unconsolidated
    affiliates ....................................            --          2,397,353
  Investments in unconsolidated affiliates ........      (2,477,053)        (479,389)
  Net proceeds from sale of interest in
    demolition contract ...........................            --          2,000,000
  Business acquisitions, net of cash acquired .....            --         (3,140,012)
                                                       ------------     ------------
          Net cash used in investing activities ...      (9,987,817)      (5,980,646)
                                                       ------------     ------------

Cash flows from financing activities:
  Net borrowings under revolving line of credit ...       3,711,578        4,468,200
  Proceeds from the issuance of long-term debt ....       6,193,532        3,090,877
  Principal payments on notes payable and
    long-term debt ................................      (5,657,307)      (8,399,943)
  Proceeds from issuance of common stock ..........       2,658,826       12,825,015
  Distributions to shareholders ...................            --            (34,297)
                                                       ------------     ------------
     Net cash provided by financing activities ....       6,906,629       11,949,852
                                                       ------------     ------------
Net decrease in cash and equivalents ..............      (3,147,592)      (1,691,826)
Cash and equivalents, beginning of period .........       3,412,411        1,725,053
                                                       ------------     ------------
Cash and equivalents, end of period ...............    $    264,819     $     33,227
                                                       ============     ============
Supplemental disclosures for cash flow information:
       Cash paid for:
                  Interest ........................    $  6,453,774     $  1,700,768
                  Taxes ...........................         364,000        2,202,486

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


2.          RESTATEMENT

            Subsequent to the issuance of the Company's unaudited financial statements for the three and nine month periods ended September 30, 1999, the Company's management determined that certain inventory scrap sales from one demolition contract of Blastco Services Company ("Blastco"), a wholly owned subsidiary, were recognized upon entering the contracts rather than at the time of shipment. As a result, the consolidated financial statements for the three and nine-month periods ended September 30, 1999 have been restated from the amounts previously reported to properly record the sale transactions. A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share amounts):


                                         THREE MONTHS ENDED
                                         SEPTEMBER 30, 1999
                                        ---------------------
                                           AS
                                       PREVIOUSLY       AS
                                        REPORTED     RESTATED
                                        --------     --------
            Sales ..................    $ 54,832     $ 55,544
            Gross profit ...........       7,387        7,286
            Loss before income taxes     (11,822)     (11,923)
            Net loss ...............      (7,232)      (7,294)

            Basic loss per share ...    $  (0.48)    $  (0.48)
            Diluted loss per share .    $  (0.48)    $  (0.48)

                                           NINE MONTHS ENDED
                                           SEPTEMBER 30, 1999
                                        -----------------------
                                           AS
                                       PREVIOUSLY        AS
                                        REPORTED      RESTATED
                                        ---------     ---------
            Sales ..................    $ 196,065     $ 194,382
            Gross profit ...........       35,878        34,668
            Loss before income taxes       (6,346)       (7,556)
            Net loss available to
              common shareholders ..       (3,998)       (4,698)

            Basic loss per share ...    $   (0.27)    $   (0.32)
            Diluted loss per share .    $   (0.27)    $   (0.32)



                                           AT SEPTEMBER 30, 1999
                                          -----------------------
                                               AS
                                           PREVIOUSLY     AS
                                            REPORTED   RESTATED
                                             -------    -------
            Accounts receivable .........    $37,268    $35,323
            Billings in excess of costs
              and estimated earnings ....      1,040        778
            Inventory ...................     40,122     40,595
            Deferred income taxes payable      4,704      4,195

            Retained earnings ...........     11,167     10,467


3.     DEBT

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

4.          INVENTORIES

            Inventories consists of the following:

                             SEPTEMBER 30,      DECEMBER 31,
                                 1999              1998
                              -----------       -----------
            Raw materials     $10,928,627       $12,451,960
            Finished goods     21,600,350        25,373,644
            Other ........      8,066,324(1)     10,450,323
                              -----------       -----------
                              $40,595,301       $48,275,927
                              ===========       ===========

            (1) As Restated - see Note 2

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



                                                 HEAVY
                                FASTENERS     FABRICATION      VALVES          MACHINES      CORPORATE        CONSOLIDATED

(IN THOUSANDS)

FOR THE THREE MONTHS ENDED:
SEPTEMBER 30, 1999

Sales .......................    $  30,290     $  12,428     $  10,405(1)     $   2,421      $   --          $  55,544(1)
Income (loss) from operations         (966)       (5,097)       (1,292)(1)         (228)       (2,621)         (10,204)(1)

SEPTEMBER 30, 1998
Sales .......................       27,976        19,020        13,994            2,580          --             63,570
Income (loss) from operations        1,348         1,045         1,170              (16)         (461)           3,086

FOR THE NINE MONTHS ENDED:
SEPTEMBER 30, 1999
Sales .......................       94,920        64,148        30,701(1)         4,613          --            194,382(1)
Income (loss) from operations        1,996        (3,937)        2,032(1)          (611)       (3,753)          (4,273)(1)

SEPTEMBER 30, 1998
Sales .......................       72,821        19,020        47,342           12,078          --            151,261
Income (loss) from operations        5,163         1,045         3,973               29        (1,101)           9,109

AS OF SEPTEMBER 30, 1999
Total assets ................      103,013        46,073        38,261(1)         3,403        10,220          200,970(1)

AS OF DECEMBER 31, 1998
Total assets ................      106,247        58,427        31,531            3,969         3,495          203,669


      (1) As Restated - see Note 2


6.          EARNINGS PER SHARE

            The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               --------------------------------
                                                                   1999(1)              1998
                                                               ----------------     -----------
            EARNINGS FOR BASIC AND DILUTED COMPUTATION
              Net income (loss) ...........................    $     (7,294,436)    $ 1,419,599
              Distributions to shareholders
                                                               ----------------     -----------
              Net income (loss) available for common
                shareholders - basic ......................          (7,294,436)      1,419,599
              Interest on convertible debt securities,
                net of tax ................................                --            43,828
                                                               ----------------     -----------
              Net income (loss) available for common
                shareholders - diluted ....................    $     (7,294,436)    $ 1,463,427
                                                               ================     ===========
            BASIC EARNINGS (LOSS) PER SHARE
              Weighted average common shares outstanding ..          15,111,095      14,183,026
                                                               ================     ===========
              Basic earnings (loss) per share .............    $          (0.48)    $      0.10
                                                               ================     ===========
            DILUTED EARNINGS (LOSS) PER SHARE (2)
              Weighted average common shares outstanding ..          15,111,095      14,183,026
              Shares issuable from assumed conversion
              of common share options, warrants granted and
              debt conversion .............................                --           994,018
                                                               ----------------     -----------
              Weighted average common shares outstanding,
                as adjusted ...............................          15,111,095      15,177,044
                                                               ================     ===========
              Diluted earnings (loss) per share ...........    $          (0.48)    $      0.09
                                                               ================     ===========



                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               --------------------------------
                                                                   1999(1)              1998
                                                               ----------------     -----------
            EARNINGS FOR BASIC AND DILUTED COMPUTATION
              Net income (loss) ...........................    $     (4,698,278)    $ 5,250,322
              Distributions to shareholders ...............                --            34,297
                                                               ----------------     -----------
              Net income (loss) available for common
                shareholders - basic ......................          (4,698,278)      5,216,025
              Interest on convertible debt securities,
                net of tax ................................                --            43,828
                                                               ----------------     -----------
              Net income (loss) available for common
                shareholders - diluted ....................          (4,698,278)      5,259,853
                                                               ================     ===========
            BASIC EARNINGS (LOSS) PER SHARE
              Weighted average common shares outstanding ..          14,905,162      13,767,776
                                                               ================     ===========
              Basic earnings (loss) per share .............    $          (0.32)    $      0.38
                                                               ================     ===========
            DILUTED EARNINGS (LOSS) PER SHARE (2)
              Weighted average common shares outstanding             14,905,162      13,767,776
              Shares issuable from assumed conversion
              of common share options, warrants granted
              and debt conversion .........................                --           728,989
                                                               ----------------     -----------
              Weighted average common shares outstanding,
                as adjusted ...............................          14,905,162      14,496,765
                                                               ================     ===========
              Diluted earnings (loss) per share ...........    $          (0.32)    $      0.36
                                                               ================     ===========

                  (1) As Restated - see Note 2
                  (2) Due to the reported loss in 1999, all assumed conversions would be anti-dilutive

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

      Our historical financial statements have been restated for 1998 periods presented to include the results of operations from each of the companies that were acquired in acquisitions accounted for under the pooling-of- interests method. The results of operations for companies acquired in acquisitions accounted for under the purchase method are included in our historical financial statements from the date of such acquisition. Since these "purchase" acquisitions were consummated at various times during 1998, the financial information contained herein with respect to each fiscal period does not fully reflect the results of operations that would have been achieved had these acquisitions been consummated at the beginning of the periods presented or which may be achieved in the future. In connection with each "purchase" acquisition, we have recorded goodwill to the extent the purchase price exceeded the fair market value of the specific assets acquired, which is generally amortized over 20 years.

      Subsequent to the issuance of the Company's unaudited financial statements for the three and nine- month periods ended September 30, 1999, the Company's management determined that certain inventory scrap sales from one demolition contract of Blastco Services Company ("Blastco"), a wholly owned subsidiary, were recognized upon entering the contracts rather than at the time of shipment. As a result, the consolidated financial statements for the three and nine-month periods ended September 30, 1999, have been restated from the amounts previously reported to properly record the sale transactions. The effects of the restatement are presented in Note 2 to the consolidated financial statements and have been reflected herein.

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

RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------------------    -----------------------
                                          1999          1998         1999          1998
                                        ---------     ---------    ---------     ---------
                                           (000'S OMITTED)              (000'S OMITTED)
                                           ---------------              ---------------
Sales:
   Fastener Segment ................    $  30,290     $  27,976    $  94,920     $  72,821
   Heavy Fabrication Segment(1) ....       12,428        19,020       64,148        19,020
   Valve Segment ...................       10,405        13,994       30,701        47,342
   Machine Segment .................        2,421         2,580        4,613        12,078
                                        ---------     ---------    ---------     ---------
                                           55,544        63,570      194,382       151,261
Cost of Sales:
   Fastener Segment ................       23,398        21,400       73,167        54,247
   Heavy Fabrication Segment(1) ....       13,076        16,374       60,115        16,375
   Valve Segment ...................        9,604        10,349       22,616        33,761
   Machine Segment .................        2,179         2,069        3,816        10,167
                                        ---------     ---------    ---------     ---------
                                           48,257        50,192      159,714       114,550
Selling, General and Administrative:
   Fastener Segment ................        7,857         5,227       19,757        13,411
   Heavy Fabrication Segment(1) ....        4,449         1,600        7,969         1,600
   Valve Segment ...................        2,092         2,476        6,053         9,608
   Machine Segment .................          471           527        1,409         1,881
   Corporate .......................        2,622           462        3,753         1,102
                                        ---------     ---------    ---------     ---------
                                           17,491        10,292       38,941        27,602
                                        ---------     ---------    ---------     ---------
Operating Income (loss) ............    $ (10,204)    $   3,086    $  (4,273)    $   9,109
                                        =========     =========    =========     =========

(1) The Heavy Fabrication Segment is comprised solely of Beaird Industries which was acquired July 1, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

SALES. On a consolidated basis, sales decreased $8.0 million or 13% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

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

Valve Segment sales decreased $3.6 million or 26% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in sales volume resulting from reductions in the worldwide rig count, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services.

Machine Segment sales decreased $0.2 million or 6% for the three months ended September 30, 1999 compared to the three months ended September 30,1998 as the demand for machine tools declined in the energy industry as a result of the factors mentioned in the Valve Segment discussion above.

COST OF SALES. Cost of sales decreased $1.9 million or 4% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Cost of sales as a percentage of sales was 86% for the third quarter of 1999 compared to 79% for the third quarter of 1998.

Fastener Segment cost of sales increased $2.0 million or 9% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, primarily as a result of the addition of the two companies in August 1998 as described in sales above. Cost of sales as a percentage of sales was 77% for the third quarter of 1999 compared to 76% for the comparable period in 1998. The increase in costs as a percentage of sales was primarily the result of the liquidation of certain production related assets and inventory in association with the closing of our Waterbury, Connecticut and El Paso, Texas manufacturing facilities.

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

Valve Segment cost of sales decreased $0.8 million or 7% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 92% for the third quarter 1999 compared to 74% for the third quarter in 1998. Margins decreased in the oilfield related businesses, especially in parts and equipment sales, as competition in this market intensified due to the reasons discussed in relation to sales decreases. In addition, we discontinued certain product offerings and liquidated related inventories resulting in charges of approximately $180,000 during the third quarter of 1999.

Machine Segment cost of sales increased $0.1 million or 5% due to the incurrence of $300,000 in costs related to the liquidation of inventory resulting from the closure of a used equipment sales subsidiary . Cost of sales as a percentage of sales was 90% for the three months ended September 30, 1999 compared to 80% for the same period in 1998. Without the charges associated with the business closure margins would have been comparable for the third quarter of 1999 and the third quarter of 1998.

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

INTEREST EXPENSE. Interest expense increased $0.7 million or 40% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, primarily as a result of $20.6 million in debt assumed or incurred in connection with acquisitions in the third quarter of 1998, the increase in the interest rate from prime to prime plus 10% on a $15.0 million note with a lender, and a higher average balance outstanding on our line of credit with our bank during the third quarter of 1999 as compared with the same period in 1998.

OTHER INCOME. On a consolidated basis, other income was $0.4 million for the three months ended September 30, 1999. Other income for the third quarter consisted primarily of $0.3 million recognized as deferred gain on the sale of a demolition contract in the first quarter of 1998 and $0.1 million in rental payments for real estate and equipment from one of our equity affiliates.

INCOME TAXES. Income tax expense decreased $5.5 million or 655% for the third quarter of 1999 compared to the third quarter of 1998. Our effective tax rate was 39% for the three months ended September 30, 1999 and 37% for the three months ended September 30, 1998. The increase in the effective tax rate is primarily the result of state taxes associated with the purchase acquisitions in the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

SALES. On a consolidated basis, sales increased $43.1 million or 29% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

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

Valve Segment sales decreased $16.6 million or 35% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was primarily attributable to a decrease in sales volume resulting from reductions in the worldwide rig count, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services.

Machine Segment sales decreased $7.5 million or 62% for the nine months ended September 30, 1999 compared to the nine months ended June 30,1998 as the demand for machine tools declined in the energy industry due to the factors described in the Valve Segment disclosure above.

COST OF SALES. Cost of sales increased $45.2 million or 39% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Cost of sales as a percentage of sales was 82% for the first nine months of 1999 compared to 76% for the first nine months of 1998. Cost of sales as a percentage of sales was higher on a consolidated basis for a number of reasons. The addition, in July 1998, of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments negatively impacted consolidated margins. The valve segment, which typically has the highest margins of all our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (24% in the first nine months of 1999 compared to 36% in the first nine months of 1998). Additionally, margins in the valve segment, fastener segment and heavy fabrication segment are down as competition for shrinking sales volumes in the energy related industries (as discussed above) places downward pressure on sales prices.

Fastener Segment cost of sales increased $18.9 million or 35% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, primarily as a result of the increased sales related to the addition of A&B and Ideal described above. Cost of sales as a percentage of sales was 77% for the first nine months of 1999 compared to 74% for the comparable period in 1998 as a result of management and production changes, including planned reductions in inventory at two of our facilities. Additionally, several large sales were made during 1999 that had lower than average margins resulting from lower negotiated pricing, acceptable due to the high volume. In addition, cost of sales increased as a result of the liquidation of certain production related assets and inventory in association with the closing of our Waterbury, Connecticut and El Paso, Texas manufacturing facilities.

Heavy Fabrication Segment cost of sales as a percentage of sales was 94% for the nine months ended September 30, 1999 compared to 86% for the three months ended September 30, 1998 (this segment was purchased effective July 1, 1998). Gross margin was adversely affected by the aftermath of the labor negotiations which concluded in November 1998. The backlog created during the negotiation process was still being cleared in the first half of 1999 and this, along with the increase in volume associated with the wind turbine tower product addition, resulted in higher than usual overtime and outsourcing costs. Margins also decreased as we were forced to lower our contract values in response to the competitive pressures mentioned in relation to the decline in sales. In addition, we recorded approximately $377,000 in costs associated with personnel reductions in the third quarter as we responded to the decline in sales volume.

Valve Segment cost of sales decreased $11.1 million or 33% primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 74% for the first nine months of 1999 compared to 71% for the first nine months of 1998. For the first six months of 1999, cost of sales as a percent of sales decreased because as sales increased, the valve companies reduced their workforce and were able to eliminate overtime and outsourcing of production and due to the growth (both in actual sales and as a percentage of total valve segment sales) of higher margin contracts associated with refinery demolition. However, in the third quarter of 1999, margins decreased in the oilfield related businesses, especially in parts and equipment sales, as competition in this market intensified due to the reasons discussed in relation to sales decreases. In addition, we discontinued certain product offerings and liquidated related inventories at one of our subsidiaries resulting in charges of approximately $180,000 during the third quarter of 1999.

Machine Segment cost of sales decreased $6.4 million or 62% as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 83% for the nine months ended September 30, 1999 compared to 84% for the same period in 1998. Sales related to export crating represented 29% of total sales for the first nine months of 1999 compared to 24% in the first nine months of 1998. Gross margins have historically been higher for crating compared to machine sales. The increase in margin due to sales mix was partially offset due to the incurrence of $300,000 in costs in the third quarter of 1999 related to the liquidation of inventory resulting from the closure of a used equipment sales subsidiary.

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

Heavy Fabrication Segment selling, general and administrative expenses increased $6.4 million or 398% for the nine months ended September 30, 1999 as compared to the three months ended September 30, 1998 (Beaird was purchased effective July 1, 1998) . The third quarter of 1999 included $2.5 million in expense for a provision for bad debt related to a customer dispute and professional fees associated with productivity consultants. Selling, general and administrative costs without the provision and professional fees were comparable to the historical amounts for the nine months ended September 30, 1998 (including expense incurred prior to the acquisition of Beaird).

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

INCOME TAXES. Income tax expense decreased $6.1 million or 189% for the first nine months of 1999 compared to the first nine months of 1998. Our effective tax rate was 38% for the nine months ended September 30, 1999 and 38% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had current maturities of long-term debt of $47.6 million, long term debt of $6.5 million, a line of credit due June 2001 of $46.2 million and shareholders' equity of $63.9 million. At September 30, 1999, our current liabilities exceeded our current assets due to the classification of our long-term debt in default as current as a result of our lenders ability to accelerate repayment of these obligations. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, issuances of equity securities and internally generated funds.

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

During the quarter ended September 30, 1999, we undertook an initiative to integrate and align our operations by industry segment. This initiative was a result of our rapid expansion during the prior two years, as well as in response to the downturn in the oil and gas industry. This initiative included closure of duplicate facilities, reductions in personnel, the elimination of certain products and the liquidation of the related inventory and the adoption of uniform information systems platforms in the fastener segment. We will continue to identify opportunities to integrate our operations, which could result in further consolidation of our facilities or in some cases closure of certain facilities, elimination of redundant costs, reductions in our workforce and elimination of certain products.

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

Within the fastener segment, the rivet group's operating profits have been adversely effected by over capacity and resulting inefficient operations. As a result, we have closed two manufacturing facilities and are consolidating the operations into the three remaining facilities. Because December is historically one of the lowest revenue months of the year for these companies and because we expect some operational disruption as a result of the plant consolidation to be felt in the fourth quarter, we expect the full impact of the various overhead and cost reductions to occur in 2000.

The heavy fabrication segment (primarily Beaird) sales and profitability have decreased significantly in the third quarter compared to historical periods. This segment's customers have seen a reduction in their margins because of the volatility of oil feedstock prices during 1999, and have significantly reduced their capital spending. In addition, it has experienced significant competitive pressures from overseas. Because of these factors, we expect that revenues will continue to decline in the fourth quarter of 1999 and the first quarter of 2000. However, in response to this anticipated revenue decline, we will continue to reduce overhead and make other operational improvements to increase the efficiency of our operations as well as seek new markets for our products.

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

NET CASH PROVIDED BY FINANCING ACTIVITIES. Our principal sources of cash other than from operations are from financing activities, including borrowings under our credit facilities and issuances of equity securities. Financing activities provided net cash of $6.9 million in the nine months ended September 30, 1999 compared to $12.0 million in the comparable period in 1998. During the nine months ended September 30, 1999, we issued common stock providing net proceeds of $2.7 million compared to net proceeds of $12.8 million in the nine months ended September 30, 1998. During 1998, we completed an offer to the holders of our Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant, from which we received net proceeds of $10.9 million after deducting approximately $100,000 of related expenses. During the nine months ended September 30, 1999, we had net borrowings under the lines of credit of $3.7 million and borrowed $6.2 million in long- term debt compared to borrowings under the line of credit of $4.5 million and in long-term debt of $3.1 million in the comparable period in 1998. Repayments of principal on long-term debt were $5.7 million and $8.4 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.


EXHIBIT
NUMBER         IDENTIFICATION OF EXHIBIT
-------        -------------------------
  27           Amended Financial Data Schedules


        (b)   Reports on Form 8-K

              On August 19, 1999, the Company filed a Current Report on Form 8-K restating its consolidated financial statements to reflect the acquisition of Blastco Services Co. which was accounted for as a pooling-of-interests.







                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


______________________________


Date: May 31, 2000                         By: /S/ CHRISTINE A. SMITH
                                                   Christine A. Smith,
                                                   Chief Financial Officer and
                                                   Executive Vice President