Form 10-K
period 1999-12-31
INDUSTRIAL HOLDINGS INC
filed 2000-06-12
CIK 879884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-19580

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

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of common stock held by non-affiliates of the registrant was $16,224,926 at June 9, 2000. At that date, there were 15,111,097 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-K


                                     PART I

ITEM                                                                    PAGE

 1.   Business..........................................................   1

 2.   Properties........................................................  12

 3.   Legal Proceedings.................................................  13

 4.   Submission of Matters to a Vote of Security Holders...............  13

                                     PART II

 5.   Market for Registrant's Common Stock and Related Stockholder
      Matters..........................................................   14

 6.   Selected Financial Data ..........................................  15

 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations ........................................  16

 7.A  Quantitative and Qualitative Disclosures About Market Risk .......  27

 8.   Financial Statements and Supplementary Data ......................  27

 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................  27

                                    PART III

 10.  Directors and Executive Officers of the Registrant................  27

 11.  Executive Compensation ...........................................  29

 12.  Security Ownership of Certain Beneficial Owners and Management....  33

 13.  Certain Relationships and Related Transactions....................  34

                                     PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..  35

   UNLESS OTHERWISE INDICATED, ALL REFERENCES TO "WE," "US," "OUR," "OUR COMPANY" OR "IHI" INCLUDE INDUSTRIAL HOLDINGS, INC. AND ALL OF ITS SUBSIDIARIES.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

   We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses. Our operations are organized into four business segments: (i) fastener manufacturing and distribution; (ii) heavy fabrication; (iii) valve manufacturing and repair (now known as "energy"); and
(iv) machine tool distribution. We believe our businesses are characterized by strong market positions in niche markets, high value-added products and services, an established and diversified customer base, experienced and committed management, cost-efficient equipment and production facilities with a low sensitivity to technological change. Our products and services are sold to a broad customer base in the automotive, home furnishings, petrochemical, oil and gas and various other industrial and consumer products industries. Most of our products are manufactured to specific technical requirements and for specific customer orders. We believe that the diversified nature of our products, services and end-user markets reduces the effect of operating performance fluctuations in any one of our core business segments and limits our overall exposure to cyclical downturns within individual industry sectors.

   Industrial Holdings, Inc. was incorporated in August 1989. Our principal executive offices are located at 7135 Ardmore, Houston, Texas 77054, and our telephone number is (713) 747-1025.

BUSINESS STRATEGY

   In June 2000, we reached an agreement in principle with our senior lenders to amend our revolving line of credit agreement, including covenants we believe we will be able to comply with. We expect that the new maturity date will be January 31, 2001. There can be no assurance that the agreement to amend our revolving line of credit will be executed. Although this proposed agreement will help to address our near-term liquidity issues, we still have substantial debt obligations, including $87.3 million in notes payable and revolving credit debt, which are currently in default. Therefore, we will continue to pursue various financing alternatives to meet our future short-term liquidity needs. We anticipate refinancing our debt facilities in 2000, although no assurances can be given that we will be able to refinance our debt or that we will be able to obtain terms that are as favorable as those that currently exist.

   In addition to our current focus on refinancing our indebtedness, our business strategy is to increase the sales, cash flow and profitability of each business segment through a turnaround plan that was developed and implemented by the Company to address the operational difficulties that occurred during 1999 and into 2000. This turnaround plan entails streamlining our operations and refocusing on our core competencies in the following three areas:

   ENHANCE REVENUE GROWTH. We believe that significant opportunities exist to enhance revenue growth in our business segments. We plan to achieve this growth by (i) promoting cross-selling opportunities across our customer base;
   (ii) identifying new applications and new markets for our existing products, production capabilities, and skill base; and (iii) acquiring companies that are strategic fits within our business segments. To date in the fastener segment, we have integrated the sales of certain product lines across each of the related companies within this segment. In the energy segment, rather than integrate the sales of our product lines across the companies within that segment, we have begun to integrate our customer base through the joint marketing of the individual companies' products and services to the entire energy segment customer base. Over the next year, we will continue to expand on these efforts. In the heavy fabrication segment, we have focused our efforts on developing and expanding our power generation customers in order to solidify our position in this burgeoning market. We believe that our strong market positions within the niche markets we serve enhance our ability to effectively implement this aspect of the turnaround plan. Although historically much of our growth has been through acquisition, acquisitions will not be an area of emphasis until our turnaround plan has been fully executed and our financial performance has returned to historical levels.

   ELIMINATE WASTE. We believe that significant opportunities exist to reduce or eliminate waste by: (i) reducing working capital levels company-wide through increased inventory turns and accelerated collection of receivables; (ii) selling non-strategic assets that are not part of our core competencies;
   (iii) consolidating selected facilities; (iv) converting our present manufacturing processes to "lean" or more efficient manufacturing techniques; and (v) fully implementing our ERP systems, which will allow our managers to obtain and use production information faster and more efficiently than before.

   During the past sixteen months, we have (i) consolidated three of our facilities into other existing facilities, (ii) sold two non-core business units, (iii) closed and liquidated four non-core and unprofitable business units, (iv) completed the installation of two ERP systems, (v) converted one plant from a traditional "batch and queue" operation to one that employs one-piece flow or cellular production, and (vi) reduced inventory and receivables. On a going-forward basis, we intend to (i) consolidate an additional plant into an existing facility, (ii) sell three parcels of excess real estate, (iii) convert the distribution operations of our fastener segment to a common ERP system, and (iv) continue the implementation of "lean" manufacturing techniques. We plan to pursue similar measures when it is our best interest to do so.

   DEVELOP EMPLOYEES. We believe that employee development is an integral part of our turnaround plan. Across all of our businesses, our management, sales and operations teams have participated in numerous training and development programs that focus on management, sales, production, technical, safety and quality issues. We believe that this training is a valuable tool in the development and enhancement of our employees' skill sets and that we will continue to be rewarded for these efforts by a better trained, more knowledgeable and skilled workforce.

ACQUISITIONS

   Since 1996, we have acquired 14 companies that either expanded or complimented our then-existing product offerings. We continue to integrate these acquired companies into our existing operations, which we believe will allow us to achieve cost savings through the elimination of general and administrative functions and to exploit cross-selling opportunities.

   The following chart describes each of our acquisitions since January 1, 1996.

                                         ACQUISITION                          DESCRIPTION OF    ACCOUNTING
         ACQUIRED COMPANY                   DATE             SEGMENT          CONSIDERATION     TREATMENT
         ----------------               -------------    -----------------   ---------------    ----------
American Rivet Company, Inc. .......    November 1996    Fastener             Cash              Purchase
LSS-Lone Star-Houston, Inc. ........    February 1997    Fastener             Cash and Stock    Purchase
Manifold Valve Services, Inc. ......    March 1997       Energy               Stock             Purchase
Rogers Equipment & Supply, Inc. (1)     August 1997      Energy               Cash              Purchase
Walker Bolt Manufacturing Co. ......    November 1997    Fastener             Cash              Purchase
Philform, Inc. .....................    February 1998    Fastener             Stock             Purchase
Ameritech Fastener Manufacturing Co.    March 1998       Fastener             Stock             Pooling
Moores Pump and Services, Inc. .....    April 1998       Energy               Stock             Pooling
GHX, Inc. ..........................    April 1998       Fastener             Stock             Pooling
United Wellhead Services, Inc. .....    July 1998        Energy               Stock             Pooling
Beaird Industries, Inc. ............    July 1998        Heavy Fabrication    Cash              Purchase
Ideal Products Company .............    August 1998      Fastener             Cash              Purchase
A&B Bolt and Supply, Inc. ..........    August 1998      Fastener             Cash and Stock    Purchase
Blastco Services Company ...........    January 1999     Energy               Stock             Pooling

 (1) Rogers was sold in October 1999.

RECENT DEVELOPMENTS

PROPOSED AMENDMENT OF COMERICA AGREEMENT THROUGH JANUARY 31, 2001

   In June 2000, we reached an agreement in principle to enter into an Amended and Restated Credit Agreement (the "Revised Agreement") with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders") in which they propose to amend our existing Credit Agreement. The proposed Revised Agreement, which would mature January 31, 2001, would provide for a revolving line of credit up to the lesser of a defined borrowing base or $50 million. The proposed Revised Agreement would provide for interest at prime plus 3% payable weekly. Additionally, the Senior Lenders would waive defaults of loan covenants as of December 31, 1999 and March 31, 2000 and amend the loan covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as require limitations on capital expenditures. Management believes that the Company would be able to comply with these covenants. However, in the event that we would not be able to meet the EBITDA-to-debt-service ratio test, the proposed agreement would provide that this default may be cured by St. James advancing to us funds in adequate amounts so as to bring this covenant into compliance.

   In connection with the proposed Revised Agreement, St. James would be required to provide a $2 million guaranty to the Senior Lenders in order to secure any over-advances that may occur under the terms of the proposed Revised Agreement. In exchange for providing this guaranty, we plan to (i) issue to St. James warrants to acquire 400,000 shares of our common stock at $1.25 per share (valued at $84,000), and (ii) forgive a $0.35 million note receivable from SJCP. In addition, if the guaranty is funded, we plan to issue to St. James up to 500,000 warrants to acquire our common stock at $1.25 per share (valued at up to $105,000), depending on the amount of the funding.

ENSERCO, L.L.C.

   We have a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. We have held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date. Although we and EnSerCo have exchanged non-binding term sheets that outline certain concepts that might be included in an amendment to the credit agreement in the future, including (i) increasing the principal amount to reflect unpaid accrued interest to date, (ii) extending the maturity date to February 28, 2001, and (iii) increasing the interest rate to a 15% annual rate, payable at maturity; no agreement has been reached between us. Furthermore, no assurances can be given that we will be able to successfully conclude the arrangement being considered and we remain in default.

HELLER FINANCIAL, INC.

   We have a $9.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from Heller through the September 30, 1999 reporting period; however, we did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so. We have held preliminary discussions with Heller to obtain waivers for the events of non-compliance; however, no assurances can be given that we will be able to successfully obtain the required consents.

TRINITY INDUSTRIES, INC.

   In July 1998, we acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. We believe that we are entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by us in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It is our position that we have offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agrees that we are owed an amount, in January 2000, the Seller filed suit against us in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that we defaulted on the $5 million note payment and asserted that the amount it owes us is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, we filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. We are currently in discussions to resolve this disagreement.

OBLIGATIONS TO BELLELI ENERGY S.R.L. RELEASED

   In July 1998, we entered into an option agreement that granted us the right through 2003 to purchase approximately 95% of Belleli Energy S.r.L. ("Belleli"). Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. Under the terms of the option agreement, we were obligated to provide certain interim funding to Belleli. Because of our financial condition in 1999, we could no longer provide financial support to Belleli. In February 2000, SJMB, L.P. ("SJMB"), an affiliate of St. James Capital Partners, L.P. ("SJCP"), a large shareholder of IHI (SJMB, SJCP and its affiliate, collectively "St. James"), acquired a majority interest in Belleli from Belleli's shareholder, Impianti. As a result of this transaction, all of our obligations with respect to Belleli have been released and discharged. We retain a 3.5% minority interest in Belleli.

   As a part of the Belleli transaction, we will issue warrants to purchase 750,000 shares of our common stock to SJMB at an exercise price of $1.25 per share (valued at $157,500). Additionally, we are obligated to reimburse SJMB for satisfying our installment payment obligations under the option agreement of approximately $280,000.

U.S. CRATING, INC. SOLD

   In March 2000, we sold our U.S. Crating subsidiary to its general manager for $400,000 at a gain of approximately $68,000. U.S. Crating provides crating, inspection, preparation and partial documentation services for domestic and international movement of goods.

MIDLAND RECYCLE, LLC LIQUIDATED

   In January, 2000, Midland Recycle LLC ("Midland"), a company in which we held a 30% interest through our subsidiary Blastco Services Company ("Blastco") and for which we guaranteed $1.2 million in debt, was liquidated for less than its net book value. As a result at December 31, 1999, we wrote-off a $343,000 intercompany note receivable from Midland as unrecoverable and recognized a $280,000 loss on the investment. The outstanding debt of Midland was repaid as part of the liquidation of the investment.

PROPOSED SALE OF BLASTCO SERVICES COMPANY

   In 1999, the Board of Directors identified its refinery dismantling and gas metering operations, Blastco, as outside of its core business and made the decision to dispose of these operations. Blastco, which was acquired in January 1999, did not perform up to expectations. We reached an agreement in principle to sell Blastco back to its former shareholders, including its current President (see Item 3. Legal Proceedings). The sales price of Blastco is $2.0 million in cash, $0.8 million in notes receivable and 1,586,265 shares of our common stock that the former shareholders of Blastco received in our acquisition of Blastco in a pooling-of-interests transaction. Also, we will retain inventory and equipment with a net book value of $0.3 million. Blastco's 1999 sales were $12.1 million. Blastco will retain its minority ownership in AWR Acquisitions, L.C. ("AWR"). In 1999, Blastco recognized a loss from equity in earnings of affiliates of $6.0 million related to its investment in these entities. While we expect this transaction to be completed in the second quarter of 2000, there can be no assurances that we will successfully complete this transaction on the terms as described above.

RECENT NASDAQ HEARING AND POSSIBLE DELISTING OF OUR SECURITIES

   On April 20, 2000, we received a notice of delisting of our Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because we had not timely filed this 1999 Annual Report on Form 10-K. The delisting of our securities was stayed pending our hearing before a Nasdaq Listing Qualifications Panel, on June 1, 2000. We responded by explaining that we had been unable to complete our 1999 audit because we had not received financial information from a company in which we have a 33 1/3% interest. On May 18, 2000, we received a notice that our failure to timely file our Form 10-Q for the quarter ended March 31, 2000 would also be considered at our June 1st hearing. We attended the hearing before a Nasdaq Listing Qualifications Panel on June 1, 2000 and indicated that we planned to file our 1999 Annual Report on Form 10-K and the Form 10-Q for the quarter ended March 31, 2000 shortly after June 10, 2000. We believe that we were able, at the hearing, to demonstrate our ability to sustain long-term compliance with all of the maintenance criteria for continued listing on the Nasdaq NMS. While we expect to meet the filing requirements, we can't ensure that Nasdaq will not delist our securities. If that happens, our securities would be immediately eligible to trade on the over-the-counter market.

PROPOSED ACQUISITION OF REMAINING 51% OF OF ACQUISITION, L.P. PARTNERSHIP INTEREST FROM ST. JAMES

   We have reached an agreement in principle with St. James, subject to customary closing conditions and our shareholders' approval, to acquire from SJMB the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that we do not already own (the "St. James Transaction"). In the St. James Transaction, we would issue secured subordinated debt that is convertible into a number of shares of our Common Stock and warrants that are convertible into a number of shares of our Common Stock that would exceed 20% of our currently issued and outstanding shares. For that reason, and because we would be entering into a transaction with a greater-than-5% shareholder, The Nasdaq Stock Market (the "Nasdaq NMS") requires that we submit the St. James Transaction to our shareholders for their advance approval.

OPERATIONS

   PRODUCTS AND SERVICES

   FASTENER MANUFACTURING AND DISTRIBUTION. Our fastener manufacturing and distribution segment consists of the metal forming group (or "engineered fasteners group") and the stud bolt and gasket group. Our engineered fasteners group manufactures cold-formed fasteners and specialty metal components for sale primarily to original equipment manufacturers in the home furnishings, automotive, and electrical components industries. These fasteners are manufactured in solid, semi-tubular, tubular or multi-dimensional form. We specialize in the manufacture of special cold-formed fasteners that are primarily targeted to more highly-engineered applications. These special cold-formed fasteners can, in many cases, replace more expensive machined parts. In addition to metal fasteners, we also manufacture electrical components (including retention clips, fuse holders, contacts and switch components), drapery hardware and wire drawn products such as common pins and safety pins, as well as engineered fastener setting machines, which are sold to original equipment manufacturers. The four facilities used for metal forming operations are strategically located based on the industries they serve. We believe our engineering and manufacturing capabilities, multiple manufacturing facilities and broad equipment base make us one of the leading suppliers of cold-formed fasteners in the U.S.

   Our stud bolt and gasket group manufactures and distributes stud bolts, nuts, gaskets, hoses, fittings and other products from 13 locations in Texas and Louisiana primarily to the petrochemical, chemical and oil and gas industries located in the Gulf Coast region of the U.S. We manufacture ASTM Grade stud bolts and threaded fasteners, specializing in value added services such as electroplating, coating and special machining and traceability. We also produce specialty industrial fasteners including bolts, screws, studs, nuts and washers, all of which are made to order using forging, heat-treating, machining, grinding and threading processes. In addition to our manufactured products, we distribute a full line of industrial fasteners and other related products, including valves, pipe, gaskets, pipe hangers, steel, strainers, swages, tools, tubing and mill supplies. Our gaskets are fabricated from metal sheet or cut in standard or custom shapes out of various soft gasket materials. We believe that we are one of the leading manufacturers and distributors of stud bolts and gaskets in the Gulf Coast market, which is one of the largest oil and gas exploration, production and refining regions in North America. Our distribution facilities for stud bolt and gasket operations carry a broad product line, while our manufacturing facilities focus on specialty orders that generally require a rapid turnaround.

   HEAVY FABRICATION SEGMENT. Through our heavy fabrication segment, we manufacture and distribute medium and thick-walled pressure vessels, gas turbine casings, heat exchangers, wind towers, heat panels and other large machined weldments. Our products are sold to customers in the electric power, marine, petrochemical, petroleum refining and medical equipment industries and to major capital equipment suppliers. These products range in size from 500,000 to 2,000,000 pounds and are produced from sophisticated materials that are subject to quality requirements including fit, shape, size and metallurgy. We believe we are one of only four manufacturers in the U.S. with the capabilities and equipment required to produce these large machined weldments, which generally are critical components for their respective end use applications. We offer complete fabrication, material and welding laboratories, machining and finishing capabilities that are certified to conform to the International Quality System Standard 9001. Our facility in Shreveport, Louisiana is strategically located with access to commercial waterways, which is critical for the transportation of our large pressure vessels and other heavy weldments.

   ENERGY SEGMENT. Through our energy segment, we manufacture, remanufacture, distribute, install and provide maintenance and repair services for high-pressure valves, blow out preventers, pumps and other related products for companies in the exploration, production and pipeline transportation of oil and gas and in the petrochemical, chemical and petroleum refining industries located primarily in the Gulf Coast region. Through the acquisition of Blastco in January 1999, we also provided refinery and tank farm dismantling services. The cost to provide these products and services has a high variable component that consists primarily of labor and raw materials costs. Accordingly, the cost structure of this segment can be quickly adjusted in response to market conditions. We consider ourselves to be one of the leading remanufacturers and distributors of valves and pumps in the Gulf Coast and a leading provider of refinery dismantling services.

   MACHINE TOOL DISTRIBUTION SEGMENT. We distribute new machine tools in South Texas and Louisiana for certain manufacturers including Okuma Machinery, Inc. on an exclusive basis, and other manufacturers on a non-exclusive basis. We also sell used machine tools primarily to larger corporations and machine shops in the Gulf Cost region. Machine tools are used in various industries in the manufacturing process to cut metal and are sold in a variety of sizes depending upon the task they are designed to perform. We also performed export crating services through this segment. Our export crating operations were sold in 2000.

   CUSTOMERS AND MARKETS

   Within the fastener manufacturing and distribution segment, the customers for our cold-formed fasteners are primarily original equipment manufacturers in the home furnishings and automotive industries. Our electrical components are sold to manufacturers of electrical products, while our drapery hardware and our wire drawn products are primarily sold to apparel manufacturers, drycleaners and distributors of drapery hardware. Our stud bolts, specialty fasteners and gaskets are sold primarily to customers in the petrochemical, chemical and oil and gas industries on the Gulf Coast through our network of distribution facilities. Our manufacturing and distribution facilities within this segment are strategically located based on the customers that they serve. A significant portion of the products produced by our fastener manufacturing and distribution segment are manufactured to specific customer order. No single customer within this segment accounted for over 10% of our total sales within the segment.

   The major markets served by our heavy fabrication segment include electric power, marine, petrochemical, petroleum refining and medical equipment industries. Our customer base for this segment consists primarily of large multinational corporations and engineering and construction companies. Most of the large fabricated and machined weldments are manufactured pursuant to long-term contracts and almost all of our products within this segment are manufactured to specific customer orders. We utilize both an inside and outside sales staff in marketing our products in this segment. While we usually sell our pressure vessels directly to engineering and construction firms, we market directly to the end-users as well. One customer, Vestas-American Wind Technology, Inc., accounted for over 10% of total sales within this segment. Sales to this customer represented 13% of total sales within this segment. The contract with this customer was completed in June 1999.

   Our energy segment sells its products primarily to customers in the oil and gas exploration and production, pipeline transportation, refining and product storage industries. Per-job orders account for substantially all of our remanufacturing and repair work performed and pipeline valves sold. We also sell new, used and remanufactured pipeline valves from existing inventory according to customer special orders. We conduct our sales efforts through our inside sales staff and through sales representatives. No single customer within this segment accounted for over 10% of our total sales within the segment.

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

   In our energy segment, we acquire new and used valves and related equipment from suppliers, including individual brokers, other remanufacturing companies or original equipment manufacturers. We currently have a significant inventory of valves.

   We do not maintain firm contractual agreements with any of our suppliers. Instead, we purchase our raw materials on a continuing basis from suppliers on the most favorable terms that we can negotiate. Since product purchases are negotiated on a continuing basis, our ability to obtain raw materials may not be as secure as if they were subject to a long-term contract. Our inability to obtain sufficient raw materials from our suppliers would have a material adverse effect on our business, financial condition, results of operations and cash flows.

   COMPETITION

   Our cold-formed fastener products are subject to competition from a number of small companies as well as four larger manufacturers. In the special cold-formed fastener market that is concentrated primarily in the automotive and electronic markets, we also face competition from larger public companies and foreign manufacturers. We also compete with nine stud bolt manufacturers on a national basis as well as other manufacturers on a regional basis. We have many competitors in the markets for our gaskets, hose and related products that compete in particular product categories. Our competitors within our heavy fabrication segment vary based on the products manufactured. As the size and complexity of the products increase, competition is generally less. The market for each product is very competitive and we face competition from a number of different manufacturers in each of our product areas. In our energy segment, we believe that we are subject to competition from less than ten similarly-sized remanufacturing businesses. We believe that our broad inventory of valves and valve parts, machining capabilities and our high level of service are our primary competitive advantages. Factors that affect competition within all of our segments include price, quality and customer service. Some of our competitors within each of our segments have greater financial and other resources than we have.

   BACKLOG

   A significant amount of the sales of our heavy fabrication segment relate to products that require several months to manufacture. As of December 31, 1999, the backlog for the heavy fabrication segment was $13,093,000 compared to $58,620,000 at December 31, 1998. As of March 31, 2000, the backlog for the heavy fabrication segment was $21,528,000.

   As of December 31, 1999, the backlog for the fastener manufacturing and distribution and energy segments was $7,766,000 and $454,000, respectively, compared to $7,932,000 and $1,956,000 for the fastener manufacturing and distribution segment and energy segments, respectively, at December 31, 1998. As of March 31, 2000, the backlog for the fastener manufacturing and distribution and energy segments was $10,600,000 and $3,347,000, respectively.

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

   EMPLOYEES

   As of December 31, 1999, we employed approximately 1,782 persons. Of these employees, approximately 254 are represented under one collective bargaining agreement, which was recently renegotiated and which expires on November 20, 2002. We have not experienced a work stoppage at any of our facilities.

   FORWARD-LOOKING INFORMATION AND RISK FACTORS

   Certain information in this Annual Report, including the information we incorporate by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "projects," "estimates," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

   We have based the forward-looking statements relating to our operations on our current expectations, and estimates and projections about us and about the industries in which we operate in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements.

   WE ARE IN DEFAULT UNDER OUR CREDIT FACILITY AND TERM LOANS AND OUR LENDERS HAVE THE RIGHT TO DECLARE ALL OUTSTANDING AMOUNTS IMMEDIATELY DUE AND PAYABLE.

   We have a $15 million note payable to EnSerCo that was due on November 15, 1999 and extended to January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note. EnSerCo has not called this note; however, they retain the right to do so. We have held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date. Although we and

EnSerCo have exchanged non-binding term sheets that outline certain concepts that might be included in an amendment to the credit agreement in the future, including (i) increasing the principal amount to reflect unpaid accrued interest to date, (ii) extending the maturity date to February 28, 2001, and (iii) increasing the interest rate to a 15% annual rate, payable at maturity; no agreement has been reached between us. Furthermore, no assurances can be given that we will be able to successfully conclude the arrangement being considered and we remain in default.

   We have a $55 million revolving line of credit with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which expires in June 2001. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from the Senior Lenders for the March 31, 1999 and June 30, 1999 reporting periods; however, we did not seek waivers for the reporting dates of September 30, 1999, December 31, 1999 or March 31, 2000. We are in violation of the credit agreement and although the Senior Lenders have not expressed the intent to call this obligation, the Senior Lenders retain the right to do so. We have held preliminary discussions with the Senior Lenders to modify the terms and covenants of the credit agreement. We have reached an agreement in principle with the Senior Lenders that would (i) accelerate maturity to January 31, 2001,
(ii) reduce the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increase the interest rate to prime plus 3%, payable weekly and (iv) modify the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as require limitations on capital expenditures. In addition, the Senior Lenders would waive all prior violations under the credit agreement. However, no assurances can be given that we will be able to successfully conclude the arrangement being considered.

   In connection with the proposed amended agreement, St. James would be required to provide a $2 million guaranty to the Senior Lenders in order to secure any over-advances that may occur under the terms of the proposed amended agreement. In exchange for providing this guaranty, we plan to (i) issue to St. James warrants to acquire 400,000 shares of our common stock at $1.25 per share (valued at $84,000), and (ii) forgive a $0.35 million note receivable from St. James. In addition, if the guaranty is funded, we plan to issue to St. James up to 500,000 warrants to acquire our common stock at $1.25 per share (valued at up to $105,000), depending on the amount of the funding.

   We have a $9.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from Heller through the September 30, 1999 reporting period; however, we did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so. We have held preliminary discussions with Heller to obtain waivers for the events of non-compliance; however, no assurances can be given that we will be able to successfully obtain the required consents.

   In July 1998, we acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. We believe that we are entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by us in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It is our position that we have offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agrees that we are owed an amount, in January 2000, the Seller filed suit against us in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that we defaulted on the $5 million note payment and asserted that the amount it owes us is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, we filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. We are currently in discussions to resolve this disagreement.

OUR SECURITIES MAY BE DELISTED FROM THE NASDAQ NMS, POSSIBLY ADVERSELY IMPACTING THEIR LIQUIDITY AND VALUE.

   We attended our scheduled hearing before the Nasdaq Listing Qualifications Panel on June 1, 2000. We indicated that we plan to file this 1999 Annual Report on Form 10-K and the Form 10-Q for the quarter ended

March 31, 2000 shortly after June 10, 2000. Additionally, we believe that, at the hearing, we were able to demonstrate our ability to sustain long-term compliance with all of the maintenance criteria for continued listing on the Nasdaq NMS. While we expect to have met those filing requirements, we can't ensure that Nasdaq will not delist our securities. If that happens, our securities would be immediately eligible to trade on the over-the-counter market.

   As a result of delisting from the Nasdaq NMS, current information regarding bid and asked prices for our Common Stock may become less readily available to brokers, dealers and/or their customers, which may reduce the liquidity of the market for our Common Stock and which in turn may result in decreased demand, a decrease in the stock price, and an increase in the spread between the bid and asked prices for our Common Stock.

EVEN IF WE SUCCESSFULLY RESTRUCTURE OUR CREDIT FACILITY AND TERM LOANS, OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS.

   We have a significant amount of debt, which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund current working capital, capital expenditures and other general corporate needs. In addition, it could:

- increase our vulnerability to general adverse economic and industry conditions;
- limit our ability to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;
- limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
- place us at a competitive disadvantage compared to our competitors that have less debt.

EVEN IF OUR LENDERS DO NOT DECLARE ALL AMOUNTS UNDER OUR CREDIT FACILITY AND TERM LOANS IMMEDIATELY DUE AND PAYABLE, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT.

   Our ability to service our debt and to fund capital expenditures will depend on our ability to generate cash in the future. Our ability to generate sufficient cash, to a large extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

   We also cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings and financing alternatives will be available to us under our credit facility or from alternative sources in an amount sufficient to service our debts or to fund our other liquidity needs.

EVEN IF WE SUCCESSFULLY RESTRUCTURE OUR CREDIT FACILITY AND TERM LOANS, OUR DEBT TERMS IMPOSE CONDITIONS AND RESTRICTIONS THAT COULD SIGNIFICANTLY ADVERSELY IMPACT OUR ABILITY TO OPERATE OUR BUSINESSES.

   Our proposed revised credit agreements contain restrictive covenants that, among other things, impose certain limitations on us and require us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control. If we fail to meet those tests or breach any of the covenants in the future, the lenders may still declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them. Our assets may not be sufficient to repay in full that indebtedness or any other indebtedness.

EVEN IF WE ARE SUCCESSFUL IN ATTRACTING BUYERS FOR OUR NON-STRATEGIC ASSETS AND INVESTMENTS, WE MAY NOT BE ABLE TO RECOVER THE CARRYING VALUE OF SUCH AMOUNTS.

   We are in the process of selling a number of non-strategic assets and investments as a part of our turnaround plan. Due to the current carrying values of certain of our non-strategic assets and investments on our consolidated balance sheet, we may not be able to dispose of certain of these non-strategic assets and investments at a price that will allow us to recover the carrying value of such non-strategic assets and investments.

THE MARKET VALUE OF OUR COMMON STOCK MAY DECLINE FURTHER IF WE CONTINUE TO INCUR NET LOSSES.

   For the 1999 fiscal year, we incurred a net after-tax loss of $19.0 million, as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The price of our common stock, which has declined significantly in the past year, depends on many factors, most importantly our financial performance. If we continue to incur net losses, our stock price could decline further.

SOME OF THE MARKETS FOR OUR PRODUCTS ARE CYCLICAL, WHICH MAY ADVERSELY IMPACT SALES OF THOSE PRODUCTS DURING A DECLINE IN THOSE MARKETS.

   Some of our products are sold in markets that are affected by the state of both the U.S. and worldwide economies and by conditions within the industries that purchase our products. Therefore, sales of these products may be reduced as a result of conditions in the markets in which they are sold. Even though the markets in which we sell our products are diversified, decreased sales in some of these markets may not be offset by sales in our other markets, which may result in a material adverse effect on our business, financial condition, results of operations or prospectus. A significant percentage of our 1999 sales, most of which are attributable to our energy segment and stud bolt and gasket operations, are derived from the domestic oil and gas industry.

OUR ACQUISITION STRATEGY MAY NOT ACHIEVE OUR OBJECTIVES AS A RESULT OF A NUMBER OF POTENTIAL FACTORS.

   Our acquisition strategy has been a significant component of our business plan, and we plan to resume our acquisition strategy after our turnaround plan has been accomplished and our financial performance has returned to historical levels. While we evaluate business opportunities on a regular basis, we may not be successful in identifying any additional acquisitions or we may not have sufficient financial resources to make additional acquisitions. In addition, as we complete acquisitions and expand our operations, we will be subject to all of the risks inherent in an expanding business, including integrating financial reporting, establishing satisfactory budgetary and other financial controls, funding increased capital needs and overhead expenses, obtaining management personnel required for expanded operations, and funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties. Our future performance will depend, in part, on our ability to manage expanding operations and to adapt our operational systems for these expansions. We may not succeed at effectively and profitably managing the integration of our current or any future acquisitions.

   We may fail or be unable to discover liabilities in the course of performing due diligence investigations on each business that we have acquired or will acquire in the future. Liabilities could include those arising from employee benefits contribution obligations of a prior owner or noncompliance with federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. We try to minimize these risks by conducting due diligence as we deem appropriate under the circumstances. However, we may not have identified, or in the case of future acquisitions, identify, all existing or potential risks. We also generally require each seller of acquired businesses or properties to indemnify us against undisclosed liabilities. In some cases, this indemnification obligation may be supported by deferring payment of a portion of the purchase price or other appropriate security. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or prospects.

MANY OF THE INDUSTRIES IN WHICH WE PARTICIPATE ARE HIGHLY COMPETITIVE, WHICH MAY RESULT IN A LOSS OF MARKET SHARE OR A DECREASE IN REVENUE OR PROFIT MARGINS.

   Many of the industries in which we operate are highly competitive. Some of our competitors within each of our segments have greater financial and other resources than us. In our key fastener product areas of semi-tubular engineered fasteners and cold-formed specialty fasteners, safety and straight pins and threaded stud bolts, we face competition from very small manufacturers as well as from the operations of companies much larger than ourselves. Our competitors within our heavy fabrication segment vary based on the products fabricated. As the size and complexity of the products increase, competition is generally less. The market for each of our key heavy fabrication products is very competitive, and we face competition from a number of different manufacturers in each of our product areas. In our energy segment, we believe that we are subject to competition from less than ten similarly-sized remanufacturing businesses. Factors that affect competition within all of our segments include price, quality and customer service. Strong competition may result in a loss of market share in the segments in which we operate and a decrease in revenue and profit margins.

THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OR OPERATIONS.

   Our success depends largely upon the abilities and experience of certain key management personnel. If we lose the services of one or more of our key personnel, it could have a material adverse effect on our business and results of operations. We do not have non-compete agreements with all of our key personnel. In addition, we generally do not maintain key-man life insurance policies on our executives.

OUR INSURANCE COVERAGE MAY BE INADEQUATE TO COVER CERTAIN CONTINGENT
LIABILITIES.

   Our business exposes us to possible claims for personal injury or death resulting from the use of our products. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. However, we could be subject to a claim or liability that exceeds our insurance coverage. In addition, we may not be able to maintain adequate insurance coverage at rates we believe are reasonable.

OUR OPERATIONS ARE SUBJECT TO REGULATION BY FEDERAL, STATE AND LOCAL GOVERNMENTAL AUTHORITIES THAT MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

   Our business is affected by governmental regulations relating to our industry segments in general, as well as environmental and safety regulations that have specific application to our business. While we are not aware of any proposed or pending legislation, future legislation may have an adverse effect on our business, financial condition, results of operations or prospects.

   We are subject to various federal, state and local environmental laws, including those governing air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. In particular, our refinery demolition business involves the removal of asbestos and other environmental contaminants for which we are responsible for handling and disposal. We have in the past and will likely in the future incur expenditures to ensure compliance with environmental laws. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. Moreover, certain of our facilities have been in operation for many years and, over that time, we and other predecessor operators have generated and disposed of wastes that are or may be considered hazardous. Accordingly, although we have undertaken considerable efforts to comply with applicable laws, it is possible that environmental requirements or facts not currently known to us will require unanticipated efforts and expenditures that cannot be currently quantified.

ITEM 2.   PROPERTIES

   We manufacture our products in the United States and distribute our products and provide services throughout North America. We have 19 manufacturing/distribution facilities and 15 distribution facilities in seven states. At December 31, 1999, these facilities contained an aggregate of approximately 1.9 million square feet of which approximately 20% is owned and the remainder leased.

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

The following chart lists our material facilities by segment:

         SEGMENT                         NUMBER OF FACILITIES   SQUARE FOOTAGE
         -------                         --------------------   --------------
Fastener Manufacturing and Distribution          17                 760,000
Heavy Fabrication ......................          1                 691,000
Energy .................................         13                 260,000
Machine Tool Distribution ..............          3                 193,000

ITEM 3.   LEGAL PROCEEDINGS

   In July 1998, we acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. We believe that we are entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by us in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It is our position that we have offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agrees that we are owed an amount, in January 2000, the Seller filed suit against us in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that we defaulted on the $5 million note payment and asserted that the amount it owes us is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, we filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. We are currently in discussions to resolve this disagreement. The principal is classified as current portion of long-term debt at December 31, 1999.

   In May 2000, we filed suit against some of the former Blastco shareholders in Harris County District Court, in a suit styled INDUSTRIAL HOLDINGS, INC. AND INDUSTRIAL HOLDINGS ACQUISITION FOUR, INC. V. GARY H. MARTIN, WORLD WIDE LEASING, LUBRICATION SERVICES, INC. AND WILLIAM R. MASSEY. In the lawsuit, we alleged Messrs. Massey and Martin's fraud in failing to disclose, and in misrepresenting, certain facts about Blastco, as well as Mr. Martin's mismanagement and self-dealing as President of Blastco. We have not yet served the defendants.

   In addition to the above, we are involved in various claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to currently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock trades on the Nasdaq NMS under the symbol "IHII." The following table sets forth the high and low closing sales prices of our common stock, for the periods indicated below:

   PRICE RANGE
   -----------
                                            HIGH            LOW
                                           ------         -------
   1999
      First Quarter....................    $ 10.38        $  7.38
      Second Quarter...................    $  9.00        $  6.75
      Third Quarter....................    $  7.94        $  3.25
      Fourth Quarter...................    $  4.19        $  1.88
   1998
      First Quarter....................    $ 15.13        $ 11.63
      Second Quarter...................    $ 16.06        $ 12.50
      Third Quarter....................    $ 15.38        $  8.75
      Fourth Quarter...................    $ 11.13        $  8.00

   All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in our common stock.

   On April 20, 2000, we received a notice of delisting of our Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because we had not timely filed this 1999 Annual Report on Form 10-K. The delisting of our securities was stayed pending our hearing before a Nasdaq Listing Qualifications Panel, on June 1, 2000. We responded by explaining that we had been unable to complete our 1999 audit because we had not received financial information from a company in which we have a 33 1/3% interest. On May 18, 2000, we received a notice that our failure to timely file our Form 10-Q for the quarter ended March 31, 2000 would also be considered at our June 1st hearing. We attended the hearing before a Nasdaq Listing Qualifications Panel on June 1, 2000 and indicated that we planned to file our 1999 Annual Report on Form 10-K and the Form 10-Q for the quarter ended March 31, 2000 shortly after June 10, 2000. We believe that we were able, at the hearing, to demonstrate our ability to sustain long-term compliance with all of the maintenance criteria for continued listing on the Nasdaq NMS. While we expect to meet the filing requirements, we can't ensure that Nasdaq will not delist our securities. If that happens, our securities would be immediately eligible to trade on the over-the-counter market.

   On June 9, 2000, the last reported sales price of our common stock, as quoted by the Nasdaq NMS, was $1.25 per share. On April 27, 2000, there were approximately 303 record holders of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth, for the periods included, selected consolidated data of our company for the five years ended December 31, 1999, derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                            YEARS ENDED DECEMBER 31,(1)
                                         -----------------------------------------------------------------
                                          1999(7)       1998(6)       1997(5)       1996(4)       1995(3)
                                         ---------     ---------     ---------     ---------     ---------
                                                     (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
OPERATING DATA:
Sales ...............................    $ 242,170     $ 218,208     $ 151,228     $  99,405     $  75,186
Cost of sales .......................      202,235       168,369       111,387        75,822        57,540
                                         ---------     ---------     ---------     ---------     ---------

Gross profit ........................       39,935        49,839        39,841        23,583        17,646
Selling, general & administrative ...       53,479        38,311        28,837        19,264        15,441
                                         ---------     ---------     ---------     ---------     ---------

Operating income (loss) .............      (13,544)       11,528        11,004         4,319         2,205
Equity in earnings (losses) of
   unconsolidated affiliates ........       (5,952)        2,144           (61)         --            --
Other income (expense) ..............       (6,813)       (3,439)       (2,263)       (1,589)       (1,466)
                                         ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes ...      (26,309)       10,233         8,680         2,730           739
Income tax provision (benefit) ......       (7,276)        4,099         3,477         1,025            74
                                         ---------     ---------     ---------     ---------     ---------

Net income (loss) ...................      (19,033)        6,134         5,203         1,705           665
Distributions to shareholders .......         --              34           130            77            68
                                         ---------     ---------     ---------     ---------     ---------

Net income (loss) available to common
   shareholders .....................    $ (19,033)    $   6,100     $   5,073     $   1,628     $     597
                                         =========     =========     =========     =========     =========

Basic earnings (loss) per share .....    $   (1.27)    $     .44     $     .44     $     .18     $     .07
Diluted earnings (loss) per share ...    $   (1.27)    $     .42     $     .41     $     .17     $     .07
Weighted average common shares
    outstanding -- basic ............       14,956        14,000        11,489         9,060         8,412
Weighted average common shares
    outstanding -- diluted ..........       14,956        14,726        12,403         9,710         8,510

                                                                    DECEMBER 31,
                                         -----------------------------------------------------------------
                                           1999          1998          1997          1996          1995
                                         ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA:
Working capital (deficit) ...........    $ (36,079)    $  10,166     $   7,768     $   6,036     $   4,676
Total assets ........................      189,243       203,669        95,461        62,907        42,516
Long-term obligations (2) ...........        9,903        30,334        13,510         9,461         7,426
Total liabilities ...................      139,639       137,756        58,137        40,439        29,501
Shareholders' equity ................       49,604        65,913        37,324        22,468        13,015

(1) The combinations of our company with GHX, Moores Pump, Ameritech and United Wellhead in March through July 1998 and Blastco in 1999 and the combination of Blastco and Valve Repair and Supply Company, Inc. in 1997 were accounted for as poolings-of-interest. The selected consolidated financial data have been prepared as if these companies had been combined for all periods presented.

(2)   Excludes other long-term liabilities and deferred income taxes.

(3) We acquired Landreth Engineering's Connecticut manufacturing facility in December 1995 and the results of its operations have been included from the date of acquisition.

(4) We acquired American Rivet in November 1996 and the results of its operations have been included from the date of acquisition.

(5) We acquired Lone Star in February 1997, Manifold Valve Services in March 1997, Rogers Equipment in August 1997 and Walker Bolt in November 1997. The results of their operations have been included from the date of acquisition.

(6) We acquired RJ Machine in January 1998, Philform in February 1998, Beaird in July 1998, and Ideal Products and A&B Bolt in August 1998. The results of their operations have been included from the date of acquisition.

(7)   We sold Rogers Equipment in October 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. Operations are organized into four business segments: (i) fastener manufacturing and distribution; (ii) heavy fabrication;
(iii) valve manufacturing and repair (now known as "energy"); and (iv) machine tool distribution.

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

   In June 2000, we reached an agreement in principle with our senior lenders to amend our revolving line of credit agreement, including covenants we believe we will be able to comply with. We expect that the new maturity date will be January 31, 2001. There can be no assurance that the agreement to amend our revolving line of credit will be executed. Although this proposed agreement will help to address our near-term liquidity issues, we still have substantial debt obligations, including $87.3 million in notes payable and revolving credit debt, which are currently in default. Therefore, we will continue to pursue various financing alternatives to meet our future short-term liquidity needs. We anticipate refinancing our debt facilities in 2000, although no assurances can be given that we will be able to refinance our debt or that we will be able to obtain terms that are as favorable as those that currently exist.

   In addition to our current focus on refinancing our indebtedness, our business strategy is to increase the sales, cash flow and profitability of each business segment through a turnaround plan that was developed and implemented by the Company to address the operational difficulties that occurred during 1999 and into 2000. This turnaround plan entails streamlining our operations and refocusing on our core competencies in the following three areas:

   ENHANCE REVENUE GROWTH. We believe that significant opportunities exist to enhance revenue growth in our business segments. We plan to achieve this growth by (i) promoting cross-selling opportunities across our customer base;
   (ii) identifying new applications and new markets for our existing products, production capabilities, and skill base; and (iii) acquiring companies that are strategic fits within our business segments. To date in the fastener segment, we have integrated the sales of certain product lines across each of the related companies within this segment. In the energy segment, rather than integrate the sales of our product lines across the companies within that segment, we have begun to integrate our customer base through the joint marketing of the individual companies' products and services to the entire energy segment customer base. Over the next year, we will continue to expand on these efforts. In the heavy fabrication segment, we have focused our efforts on developing and expanding our power generation customers in order to solidify our position in this burgeoning market. We believe that our strong market positions within the niche markets we serve enhance our ability to effectively implement this aspect of the turnaround plan. Although historically much of our growth has been through acquisition, acquisitions will not be an area of emphasis until our turnaround plan has been fully executed and our financial performance has returned to historical levels.

   ELIMINATE WASTE. We believe that significant opportunities exist to reduce or eliminate waste by: (i) reducing working capital levels company-wide through increased inventory turns and accelerated collection of receivables; (ii) selling non-strategic assets that are not part of our core competencies;
   (iii) consolidating selected facilities, (iv) converting our present manufacturing processes to "lean" or more efficient manufacturing techniques, and (v) fully implementing our ERP systems, which will allow our managers to obtain and use production information faster and more efficiently than before.

   During the past sixteen months, we have (i) consolidated three of our facilities into other existing facilities, (ii) sold two non-core business units, (iii) closed and liquidated four non-core and unprofitable business units, (iv) completed the installation of two ERP systems, (v) converted one plant from a traditional "batch and queue" operation to one that employs one-piece flow or cellular production, and (vi) reduced inventory and receivables. On a going-forward basis, we intend to (i) consolidate an additional plant into an existing facility, (ii) sell three parcels of excess real estate, (iii) convert the distribution operations of our fastener segment to a common ERP system, and (iv) continue the implementation of "lean" manufacturing techniques. We plan to pursue similar measures when it is our best interest to do so.

   DEVELOP EMPLOYEES. We believe that employee development is an integral part of our turnaround plan. Across all of our businesses, our management, sales and operations teams have participated in numerous training and development programs that focus on management, sales, production, technical, safety and quality issues. We believe that this training is a valuable tool in the development and enhancement of our employees' skill sets and that we will continue to be rewarded for these efforts by a better trained, more knowledgeable and skilled workforce.

   Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our clients are the automotive, home furnishings, petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During 1998 and into 1999, oil and gas prices declined significantly, resulting in a decrease in the demand for our products and services that are used in the exploration and production of oil and gas. Exploration and production expenditures generally lag improvements in oil and gas prices; therefore, although oil and gas prices have improved during 1999 and into 2000, we did not experience significant sales increases through the end of 1999. We have experienced increased sales and backlog in the first quarter of 2000.

   This section should be read in conjunction with our consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

   The following table sets forth certain operating statement data for each of our segments for each of the periods presented.

                                                FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------
                                             1999             1998             1997
                                        -------------     -------------    -------------
Sales:
          Fastener Manufacturing and
              Distribution .........    $ 122,422,980     $ 110,403,167    $  79,472,953
          Heavy Fabrication ........       73,807,083        40,011,472
          Energy ...................       40,463,067        53,487,881       56,130,384
          Machine Tool Distribution         5,476,733        14,305,192       15,624,347
                                        -------------     -------------    -------------

                                          242,169,863       218,207,712      151,227,684
                                        -------------     -------------    -------------

Cost of Sales:
          Fastener Manufacturing and
              Distribution .........       98,127,852        83,189,597       59,166,263
          Heavy Fabrication ........       70,133,582        34,775,923
          Energy ...................       29,126,250        38,531,540       38,762,176
          Machine Tool Distribution         4,847,682        11,871,634       13,458,243
                                        -------------     -------------    -------------
                                          202,235,366       168,368,694      111,386,682
                                        -------------     -------------    -------------

Selling, General and Administrative
          Fastener Manufacturing and
              Distribution .........       26,078,184        20,319,963       14,762,350
          Heavy Fabrication ........        9,358,807         3,254,128
          Energy ...................       10,393,494        10,639,143       10,767,049
          Machine Tool Distribution         2,131,057         2,410,902        2,423,430
          Corporate ................        5,517,352         1,686,506          884,040
                                        -------------     -------------    -------------

                                           53,478,894        38,310,642       28,836,869
                                        -------------     -------------    -------------

Operating Income (Loss) ............    $ (13,544,397)    $  11,528,376    $  11,004,133
                                        =============     =============    =============

   YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

   SALES. On a consolidated basis, sales increased $23,962,151, or 11%, in 1999 compared to 1998.

   Sales for the fastener manufacturing and distribution segment increased $12,019,813, or 11%, in 1999 compared to 1998. This increase was primarily attributable to the acquisition of Ideal Products and A&B Bolt in the third quarter of 1998, which together added $26.0 million in sales for 1999 compared to 1998. The increase was partially offset by a $11.3 million aggregate sales decrease in our stud bolt and gasket operations, excluding A&B Bolt. These operations were adversely effected by depressed activity in the oil and gas industries and a decline in spending in the refining and processing industries related to reductions in our customers' profit margins that resulted from increases in their feedstock prices. Additionally, sales at our engineered fasteners operations, excluding Ideal Products, decreased by approximately $2.7 million due to several factors: (i) we lost two customers in 1999 that were customers in 1998; one of these is again a customer in 2000 and the other, a lower margin customer, is not expected to return, (ii) a third customer's business was off significantly in 1999 compared with 1998 levels, though its business has recovered in 2000 to date, (iii) one of our engineered fasteners group companies serves the aircraft/defense industry, which was weak in 1999 compared with 1998, and (iv) the plant consolidations that took place in the fourth quarter of 1999 were somewhat disruptive at the affected plants during the actual transferring period.

   Sales for the heavy fabrication segment increased by $33,795,611, or 84%, in 1999 compared to 1998. The heavy fabrication segment was formed July 1, 1998 with the acquisition of Beaird Industries. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for 1999 increased $2.2 million, or 3.1%, compared to 1998, inclusive of Beaird's sales for the six-month period prior to our ownership. This sales increase, which was greater during the first half of the year, was based on a strategic decision to increase sales by expanding the range of products manufactured, primarily to the production of wind turbine towers. Beaird's primary contract for wind turbine towers required delivery of the towers on or before June 30, 1999, the mid-point of our year. The man-hours associated with the completed wind turbine tower contract were not replaced during the remainder of 1999. Additionally, a substantial percentage of this segment's revenues are derived from customers in the hydrocarbon processing industry. Because of the volatile oil feedstock prices during 1999, the customers of this segment experienced a reduction in their profit margins and have materially reduced their capital spending. In addition, heavy competitive pressure from overseas, particularly Korean competition, has substantially reduced backlog. Due to the highly competitive market and the downturn in spending in one of the primary industries that we serve, we experienced a continued decline in revenues for this segment through the first quarter of 2000. However, at March 31, 2000, Beaird's backlog had increased 64% over December 31, 1999.

   Sales for the energy segment decreased $13,024,814, or 24%, in 1999 compared to 1998. This sales decrease was primarily attributable to a decrease in sales volume resulting from reductions in the worldwide rig count, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services.

   Sales for the machine tool distribution segment decreased $8,828,459, or 62%, as demand for machine tools declined in the energy industry due to the factors described in the energy segment disclosure above. However, as the level of oil and gas prices has risen, sales of machine tools in this segment have increased in the first quarter of 2000 in comparison to previous quarters in 1999. In 2000, we sold our export crating business, which had sales of $1,626,000 in 1999. We do not expect this transaction to have a material impact on the operating results of this segment.

   COST OF SALES. On a consolidated basis, cost of sales increased $33,866,672, or 20%, in 1999 compared to 1998. Cost of sales as a percentage of sales was 84% in 1999 compared to 77% in 1998. Cost of sales as a percentage of sales was higher on a consolidated basis for a number of reasons. The addition, in July 1998, of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments, negatively impacted consolidated margins. The energy segment, which typically has the highest margins of all of our segments, represented a smaller percentage of total sales excluding the heavy fabrication segment (24% in 1999 compared to 30% in 1998). Additionally, margins in the energy segment, fastener segment and heavy fabrication segment decreased as competition for shrinking sales volumes in the energy-related industries (as discussed above) placed downward pressure on sales prices.

   Cost of sales for the fastener manufacturing and distribution segment increased $14,938,255, or 18%, in 1999 compared to 1998, primarily as a result of the increased sales related to the addition of Ideal Products and A&B Bolt acquired in 1998 as described above. Cost of sales as a percentage of sales was 80% for 1999 compared to 75% in 1998 as a result of management and production changes, including planned reductions in inventory at two of our facilities. Additionally, several large sales took place during 1999 that had lower than average margins resulting from lower negotiated pricing, acceptable due to high volume. In addition, cost of sales increased as a result the write-off of inventory and tooling in the third and fourth quarters of 1999 of approximately $3.3 million in the aggregate, primarily in association with the closing of our Waterbury, CT and El Paso, TX manufacturing facilities and our Baytown, TX distribution facility.

   Cost of sales for the heavy fabrication segment increased $35,357,659, or 102%, in 1999 compared to 1998. Cost of sales as a percentage of sales was 95% in 1999 compared to 87% for 1998. Gross margins were adversely affected by the significant increase in sales during a period in which we were unable to hire or retain adequate skilled workers due to the terms of our then existing union contract that covered most of Beaird's workforce. The union contract expired in November 1998 and the effectiveness of the workforce was further reduced during the period of contract renegotiation. The backlog created during the negotiating process was still being cleared in the first half of 1999 and this, along with the increase in volume associated with the wind turbine tower product addition, resulted in higher than usual overtime and outsourcing costs. Margins also decreased as we were forced to lower our contract values in response to the competitive pressures mentioned in relation to the decline in sales. Cost of sales was also impacted by approximately $0.9 million in expenses, primarily relating to warranty reserves in connection with the wind turbine tower contract and personnel severance and related charges.

   Cost of sales for the energy segment decreased $9,405,290, or 24%, in 1999 compared to 1998, primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 72% in 1999 and 1998. For the first half of 1999, cost of sales as a percentage of sales decreased because as sales decreased, our energy companies reduced their workforce and were able to eliminate overtime and outsourcing of production. However, in the second half of 1999, margins decreased in our oilfield related businesses, especially in parts and equipment sales, as competition in this market intensified due to the reasons discussed in relation to sales decreases. In addition, we discontinued certain product offerings and wrote-off related inventories at one of our subsidiaries resulting in charges of approximately $0.2 million during the third and fourth quarters of 1999.

   Cost of sales for the machine tool distribution segment decreased $7,023,952, or 59%, in 1999 compared to 1998 primarily as a result of the decrease in sales described above. Cost of sales as a percentage of sales was 89% for 1999 compared to 83% for 1998. Sales related to export crating represented 30% of total sales for 1999 compared to 23% for 1998. Gross margins have historically been higher for crating compared to machine sales. The increase in margin due to sales mix was partially offset due to the incurrence of $0.6 million in costs in the third and fourth quarters of 1999 related to the liquidation of inventory resulting from the closure of a used equipment sales subsidiary.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $15,168,252, or 40%, in 1999 compared to 1998. The increase is primarily the result of (i) an increase of approximately $7.7 million reflecting the fact that 1999 included a full year of expenses for Beaird, Ideal Products and A&B Bolt, which were acquired during the third quarter of 1998, (ii) approximately $1.0 million in costs incurred due to the closing of the Waterbury, CT, El Paso, TX and Baytown, TX facilities and the consolidation of the distribution and production into other facilities, along with severance costs associated with personnel reductions at various facilities, (iii) an expense of $1.1 million for bad debt associated with the settlement of a dispute with a major customer in the heavy fabrication segment,
(iv) professional fees related to productivity consultants in the amount of approximately $1.1 million at our heavy fabrication segment, and (v) $1.7 million in expenses incurred in relation to the high yield bond offering that was abandoned in the third quarter of 1999. In addition, we incurred fees associated with our refinancing efforts and increased provisions for bad debt at various subsidiaries due to the difficulties being experienced by our customers in the upstream energy market. These increases were partially offset by cost reduction measures implemented as a result of the decrease in sales.

   Selling, general and administrative expenses for the fastener manufacturing and distribution segment increased $5,758,221, or 28%, primarily as a result of two acquisitions in the third quarter of 1998 as described above.

   Selling, general and administrative expenses in the heavy fabrication segment increased $6,104,679, or 188%, in 1999 compared to only six months ended December 31, 1998 (Beaird was purchased effective July 1, 1998). As mentioned above, the third and fourth quarters of 1999 included an aggregate of approximately $1.1 million in expense for a provision for bad debt related to a customer dispute and $1.1 million in professional fees associated with productivity consultants. Selling, general and administrative expenses without the provision and professional fees were comparable to the historical amounts for the full year of 1998 (including expenses incurred by Beaird prior to its acquisition by the Company).

   Selling, general and administrative expenses for the energy segment decreased $245,649, or 2%, in 1999 compared to 1998. This was primarily as the result of the elimination of the salary and related expenses of the president of a company who resigned in connection with our acquisition of the company, which was accounted for under the pooling-of-interests method of accounting; other personnel reductions; and reductions in other general and administrative expenses in response to decreases in sales.

   Selling, general and administrative expenses for the machine tool distribution segment decreased $279,845, or 12%, in 1999 compared to 1998, primarily as a result of cost reduction measures implemented due to the decreases in sales described above.

   Selling, general and administrative expenses at corporate increased $3,830,846, or 227%, in 1999 compared to 1998. This increase was primarily attributable to the $1.7 million in expenses incurred in relation to the high yield bond offering that was abandoned in the third quarter of 1999, and personnel additions and increases in professional fees associated with our continued refinancing efforts.

   EARNINGS (LOSSES) FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $8,095,734 in 1999 compared to 1998, primarily as a result of the Company's investment in one affiliate, AWR, which is engaged in the demolition of refineries and site remediation. Losses at this affiliate for 1999 include the recognition of anticipated losses to complete its contracts. During 1999, AWR experienced a tank failure in addition to other problems at a job site, significantly increasing the cost of the site remediation. Additionally, we recognized a $280,000 loss on the liquidation of an investment in an affiliate, Midland, that had been engaged in the recycling business. Midland and AWR are equity investments of Blastco.

   INTEREST EXPENSE. On a consolidated basis, interest expense increased $4,385,876, or 82%, in 1999 compared to 1998, primarily as a result of higher debt levels and interest rates.

   INTEREST INCOME. On a consolidated basis, interest income decreased $144,250, or 28%, in 1999 compared to 1998, primarily as a result of lower cash balances being held in interest bearing accounts.

   OTHER INCOME, NET. On a consolidated basis, other income, net, was approximately $2.5 million for 1999, primarily consisting of $1.0 million in deferred gain recognition on the sale of a demolition contract, as well as rental income and gains and losses on the disposal of assets.

   INCOME TAXES. Income tax expense decreased $11,374,311 in 1999 compared to 1998. Our effective tax rate for 1999 was 28% compared to 40% for 1998. The effective tax rate decreased as our federal income tax refunds received as a result of net operating loss carrybacks were at an actual rate which was less than 34%, the increase in the valuation allowance, and because, despite net losses on a consolidated basis, we have tax expense at a state level.

   NET INCOME (LOSS). On a consolidated basis, the Company incurred a net loss of $19,033,290 in 1999 compared to net income of $6,134,229 in 1998 as a result of the foregoing factors.

   YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

   SALES. On a consolidated basis sales increased $66,980,028, or 44%, in 1998 compared to 1997.

   Sales for the fastener manufacturing and distribution segment increased $30,930,214, or 39%, in 1998 compared to 1997. This increase was primarily as a result of the acquisitions of two companies in 1998 and the inclusion of a full year of operations of two companies in 1998 that were acquired in 1997.

   The heavy fabrication segment was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for the six months ended December 31, 1998 increased compared to the periods prior to the acquisition of Beaird by approximately $13.1 million or 49% over the comparable 1997 period and $8.6 million, or 27%, over the six months ended June 30, 1998. Sales increased based on a strategic decision to increase sales by expanding the range of products manufactured.

   Sales for the energy segment decreased $2,642,503, or 5%, in 1998 compared to 1997. This decrease was primarily due to a $3,487,015 decrease in sales at Blastco attributable to the assignment of demolition contracts to AWR, a company in which we have a 33 1/3% interest. Our interest in the earnings from these contracts is included in the earnings from equity investments in unconsolidated affiliates. The decrease in sales at Blastco was partially offset by an $844,512 increase in sales resulting from the inclusion of a full year of operations of two companies acquired during 1997.

   Sales for the machine tool distribution segment decreased $1,319,155, or 8%, as demand for machine tools declined in the Texas Gulf Coast region.

   COST OF SALES. On a consolidated basis, cost of sales increased $56,982,012, or 51%, in 1998 compared to 1997. Cost of sales as a percentage of sales was 77% in 1998 compared to 74% in 1997. Cost of sales as a percentage of sales was higher on a consolidated basis primarily as a result of the addition in 1998 of the heavy fabrication segment, which typically has lower gross margins on its large contract business in comparison to our other segments.

   Cost of sales for the fastener manufacturing and distribution segment increased $24,023,334, or 41%, in 1998 compared to 1997. Cost of sales as a percentage of sales remained relatively unchanged from 75% in 1998 compared to 74% in 1997.

   Cost of sales for the heavy fabrication segment as a percentage of sales was 87% for the six months ended December 31, 1998. Gross margins were adversely affected by the significant increase in sales during a period in which we were unable to hire or retain adequate skilled workers due to the terms of our then existing union contract that covered most of Beaird's workforce. The union contract expired in November 1998 and the effectiveness of the workforce was further reduced during the period of contract renegotiation. A new collective bargaining agreement was entered into in late November 1998. We believe that the terms of this agreement provide us with adequate flexibility to hire employees with the appropriate skills. With the settlement of the contract and additional new hires, Beaird experienced improvements in labor efficiency beginning in December 1998. However, due to the increase in backlog during the third and fourth quarters, the effects on gross margins in the fourth quarter of 1998 continued through the first six months of 1999 as Beaird reduced its backlog.

   Cost of sales for the energy segment decreased $230,636, or 0.6%, in 1998 compared to 1997. This decrease was primarily due to the decrease in sales at Blastco described above, offset by the inclusion of a full year of operations of two companies acquired during 1997. Cost of sales as a percentage of sales was 72% in 1998 compared to 69% in 1997.

   Cost of sales for the machine tool distribution segment decreased $1,586,609, or 12%, in 1998 compared to 1997 primarily as a result of the decrease in sales described above.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $9,473,773, or 33%, in 1998 compared to 1997.

   Selling, general and administrative expenses for the fastener manufacturing and distribution segment increased $5,557,613, or 38%, primarily as the result of acquisitions in the third quarter of 1998 and the inclusion of a full year of operations of two companies in 1998 that were acquired in late 1997.

   Selling, general and administrative expenses in the heavy fabrication segment for the six months ended December 31, 1998 relate to Beaird's operations during the second half of 1998 and were comparable to the historical amounts prior to the acquisition of Beaird.

   Selling, general and administrative expenses for the energy segment decreased $127,906, or 1%, in 1998 compared to 1997. This was primarily as the result of the elimination of the salary and related expenses of the president of a company who resigned in connection with our acquisition of the company.

   Selling, general and administrative expenses for the machine tool distribution segment for 1998 did not change significantly from 1997.

   Selling, general and administrative expenses at corporate increased $802,466, or 91%, in 1998 compared to 1997 primarily as a result of personnel increases and increases in professional fees that have resulted from our growth.

   EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments increased $2,204,651 in 1998 compared to 1997, primarily as a result of a full year of operations from our investment in AWR, which had in process two contracts for demolition and site abatement and from our investment in OF Acquisition, L.P. ("OF"), which was entered into during 1998.

   INTEREST EXPENSE. On a consolidated basis, interest expense increased $2,587,616, or 94%, in 1998 compared to 1997, primarily as a result of $57.7 million in debt assumed or incurred in connection with acquisitions in 1998.

   INTEREST INCOME. On a consolidated basis, interest income increased $361,541, or 226%, in 1998 compared to 1997. Interest income was earned primarily on the $10.9 million raised in January 1998 in connection with our offer to Class B warrant holders, which was held in interest bearing accounts prior to being used to repay debt and in acquisitions, as well as on notes receivable, which have increased since 1997.

   OTHER INCOME, NET. On a consolidated basis, other income, net, increased $1,049,648, or 322%, in 1998 compared to 1997, primarily as a result of recognition of income resulting from the sale of an interest in a demolition contract to one of our equity investees.

   INCOME TAXES. Income tax expense increased $621,530, or 18%, in 1998 compared to 1997. The effective tax rate was 40% for 1998 and 1997.

   NET INCOME. Net income was $6,134,229 in 1998 compared to $5,203,292 in 1997 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1999, we had a retained deficit of $3,868,157 and negative working capital of $36,078,657 as a result of $88,959,491 in notes payable and long-term obligations classified as current liabilities. At March 31, 2000, we had a retained deficit of $9,149,903 and negative working capital of $41,902,642 as a result of $86,672,523 in notes payable and long-term obligations classified as current liabilities.

   At December 31, 1999, we had short-term debt of $46,192,562, current maturities of long-term obligations of $42,766,929, long-term obligations of $9,902,936 and shareholders' equity of $49,603,578. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity and internally generated funds.

   PRINCIPAL DEBT INSTRUMENTS. As of December 31, 1999, we had an aggregate of $98.9 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. In June 2000, we reached an agreement in principle to amend our credit agreement with our Senior Lenders, which represents $57.9 million of debt, through January 2001.

   We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debt facilities in 2000, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

   We have a $55 million revolving line of credit with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which expires in June 2001. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from the Senior Lenders for the March 31, 1999 and June 30, 1999 reporting periods; however, we did not seek waivers for the reporting dates of September 30, 1999, December 31, 1999 or March 31, 2000. We were in violation of the credit agreement and although the Senior Lenders have not expressed the intent to call this obligation, the Senior Lenders retain the right to do so. The principal amount of the credit facility is the lesser of $55 million at December 31, 1999 or a defined borrowing base. The credit facility bore interest at the prime rate of Comerica at December 31, 1999 (which was 8.5% at December 31, 1999), and allows the borrowing of funds based on 80% of eligible accounts receivable and 50% of eligible inventory. At December 31, 1999, the borrowing capacity under the credit facility was $46.8 million and availability was $0.6 million. At June 9, 2000, the borrowing capacity was $44.7 million and availability was $0.4 million. We have held preliminary discussions with the Senior Lenders to modify the terms and covenants of the credit agreement. We have reached an agreement in principle with the Senior Lenders that would (i) accelerate maturity to January 31, 2001,
(ii) reduce the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increase the interest rate to prime plus 3%, payable weekly and (iv) modify the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as require limitations on capital expenditures. In addition, the Senior Lenders would waive all prior violations under the credit agreement. However, no assurances can be given that we will be able to successfully conclude the arrangement being considered.

   In connection with the proposed credit agreement amendment, St. James would be required to provide a $2 million guaranty to the Senior Lenders in order to secure any over-advances that may occur under the terms of the proposed credit agreement amendment. In exchange for providing this guaranty, we plan to (i) issue to St. James warrants to acquire 400,000 shares of our common stock at $1.25 per share (valued at $84,000), and (ii) forgive a $0.35 million note receivable from SJCP. In addition, if the guaranty is funded, we plan to issue to St. James up to 500,000 warrants to acquire our common stock at $1.25 per share (valued at up to $105,000), depending on the amount of the funding.

   We have a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. We have held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date. Although we have exchanged non-binding term sheets with EnSerCo that outline certain concepts that might be included in an amendment to the credit agreement in the future, including (i) increasing the principal amount to reflect unpaid accrued interest to date, (ii) extending the maturity date to February 28, 2001, and (iii) increasing the interest rate to a 15% annual rate, payable at maturity; no agreement has been reached between the parties. Furthermore, no assurances can be given that we will be able to successfully conclude the arrangement being considered.

   We have a $9.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from Heller through the September 30, 1999 reporting period; however, we did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so. We have held preliminary discussions with Heller to obtain waivers for the events of non-compliance; however, no assurances can be given that we will be able to successfully obtain the required consents.

   We are in default of a $5 million note payable to Trinity Industries, Inc. ("Trinity"). We and Trinity have entered into litigation regarding the note payable (see Item 3. Legal Proceedings).

   Our liquidity has been constrained by our borrowing base limitations and by our operating losses and, as a result, our financial position and cash flows have been adversely effected. We have experienced an increase in the level of our accounts payable at December 31, 1999 as compared to prior periods. We continue to explore various alternative to improve our liquidity, including refinancing our indebtedness with other lenders. In addition, we have identified and are pursuing the sale of non-strategic assets as well as raising additional debt and equity capital. There can be no assurance that we will successfully refinance our indebtedness with other lenders, or successfully sell non-strategic assets.

   During the third quarter of 1999, we developed and implemented a turnaround plan to streamline our operations and refocus on our core competencies through enhanced revenue growth, elimination of waste and development of employees. As a part of this turnaround plan, we closed duplicate facilities, reduced personnel, eliminated certain products, wrote-off the related inventory, and adopted uniform information systems platforms in the fastener segment. On a going-forward basis, we intend to (i) consolidate an additional plant into an existing facility, (ii) sell three parcels of excess real estate, (iii) convert the distribution operations of our fastener segment to a common ERP system, and
(iv) continue the implementation of "lean" manufacturing. We will continue to pursue other similar measures when it is our best interest to do so.

   The energy segment, excluding our refinery demolition operations, is closely tied to the price of oil and gas. Sales and operating income within the energy group have been adversely effected over the past twelve to fifteen months. This reduction in sales volume and profitability has been primarily attributable to reductions in the worldwide and gulf coast rig counts, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry, and ongoing cost reduction efforts by oil and gas companies. Within the energy segment, we believe that sales reached their lowest levels during the second and third quarters of 1999. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services. We have experienced such a trend for the first quarter of 2000 in our energy group, with increasing backlog and sales in the first quarter of 2000 over the fourth quarter of 1999.

   Within the fastener segment, the stud bolt and gasket group serves both the oil and gas exploration and production industry and the hydrocarbon processing industry. The stud bolt and gasket operations have experienced results similar to the energy segment operations. As a result in 1999, we closed an unprofitable distribution location, eliminated the personnel at that location and wrote-off inventory. Our expectation is that with increasing oil and gas prices, sales and profitability within these operations will improve. We have experienced such a trend for the first quarter of 2000 in our stud bolt and gasket operations, with increasing backlog and sales in the first quarter of 2000 over the fourth quarter of 1999.

   Within the fastener segment, the engineered fasteners group's operating profits have been adversely effected by over capacity and resulting inefficient operations. As a result, we have closed two manufacturing facilities and have consolidated their operations into the three remaining facilities. Personnel reductions and inventory write-offs took place in connection with these facility consolidations. We expect the full benefit of the various overhead and cost reductions to occur in 2000.

   The heavy fabrication segment's sales and profitability have decreased significantly in the second half of 1999 compared to 1998. This segment's customers have seen a reduction in their margins because of the volatility of oil feedstock prices during 1999, and have significantly reduced their capital spending. In addition, it has experienced significant competitive pressures from overseas. Mainly because of these factors, revenues continued to decline in the fourth quarter of 1999 and the first quarter of 2000. However, in response to this revenue decline, we have continued to reduce overhead and make other operational improvements to increase the efficiency of our operations as well as seek new markets for our products. The composition of our backlog at the end of the first quarter of 2000 reflects this approach since a significant portion consists of products for the power generation industry as opposed to our traditional products that serve the hydrocarbon processing industry.

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the year ended December 31, 1999, net cash provided by operating activities was $5.2 million compared to 1998, which used cash of $5.1 million and 1997, which provided cash of $3.4 million. Cash was provided in 1999 primarily because although the sum of the net loss added to depreciation and amortization was a negative number, it was more than offset by the positive cash generated by the reduction of accounts receivable and inventory levels during 1999 which decreased as sales decreased. The cash used in 1998 was primarily as a result of the acquisition of Beaird and the related net increases in receivables, inventory, other assets and accounts payable over those acquired. Beaird's receivables and inventories increased as sales increased for the six months ended December 31, 1998 compared to the six month period ended June 30, 1998, which was prior to the Beaird acquisition. Additionally, receivables and payables increased at Beaird as $7.0 million in accounts receivable and all liabilities were distributed to the seller prior to acquisition. Cash was provided in 1997 primarily because net income and depreciation and amortization were greater than increases in current assets resulting from increased sales.

   NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For 1999, 1998 and 1997, the Company made capital expenditures of approximately $7.4 million, $6.2 million and $5.0 million, respectively. In 1999, 1998 and 1997, the Company made investments in unconsolidated affiliates of $3.4 million, $0.9 million and $1.7 million, respectively. Other significant investing activities included acquisitions in 1998 and 1997. The aggregate cash purchase price for acquisitions was $58.7 million in 1998 and $18.9 million in 1997.

   NET CASH PROVIDED BY FINANCING ACTIVITIES. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities provided net cash of $2.5 million in 1999 compared with $13.5 million in 1998 and $1.4 million in 1997. During 1999, we had net borrowings of $3.7 million under our credit facilities compared to $9.3 million and $1.8 million during 1998 and 1997, respectively. During 1999, we had proceeds from issuance of long-term obligations of $3.6 million compared to proceeds of $1.5 million in 1998 and $3.3 million in 1997. During 1999, we made principal payments on long-term obligations of $7.5 million compared to $9.3 million in 1998 and $5.4 million in 1997. During 1999, we issued common stock providing net proceeds of $2.7 million compared to net proceeds of $12.9 million in 1998 and $2.1 million in 1997.

INFLATION

   Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.

SEASONALITY

   We believe that our business is not subject to any significant seasonal factors, and do not anticipate significant seasonality in the future.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133. This statement extended the effective date of Statement No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, and is effective for all fiscal years beginning after June 15, 2001. We are currently evaluating what impact adoption of this statement will have on our consolidated financial statements.

YEAR 2000 COMPLIANCE

   We were faced with the task of assuring that our automated data processing and other microprocessor controlled equipment were capable of distinguishing 21st century dates. We believe that our financial and other business applications are Year 2000 compliant as well as our manufacturing plant control systems and other equipment and devices with embedded microprocessor controls. During the first part of 2000, only minor Year 2000 problems have been encountered, which caused virtually no impact to business operations. However, final resolution of our Year 2000 compliance cannot be fully evaluated until all possible computer applications and processes have been exercised and Year 2000 readiness of key third party suppliers, service providers and customers has been completely validated.

       Costs incurred relating to making the company Year 2000 compliant, which were not significant, were expensed in the period in which they were incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

   We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of December 31, 1999, the revolving line of credit had a principal balance of $46.2 million and an interest rate that floats with prime. We also have $24.5 million of long-term debt bearing interest at Libor plus 2.5% to 5% and long-term debt of $11.7 million and an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.8 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required hereunder are included in this report as set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   ROBERT E. CONE, 48, is currently Chairman of the Board and a director, having resigned as President and Chief Executive Officer effective June 1, 2000. He founded the Company in 1989 and served as President, Chief Executive Officer, Chairman of the Board and director of the Company from 1989 until June 1, 2000.

   MICHAEL N. MARSH, 48, was elected President and Chief Executive Officer of the Company effective June 1, 2000. From 1996 to May 2000, he was the Chief Executive Officer of Growth Resources, Inc., an oilfield service company engaged in marine and offshore vessel cleaning, decontamination and waste management. From 1993 to 1996, Mr. Marsh was a principal of Financial Modeling, Inc., a consulting firm. From 1991 to 1993, Mr. Marsh served as Vice President of Foster Wheeler Environmental Services, Inc., a wholly-owned subsidiary of Foster Wheeler Corp. Prior to 1991, Mr. Marsh was employed by The Brand Companies, Inc., an industrial and environmental services company, in various operational and managerial capacities.

   CHRISTINE A. SMITH, 47, has served as Executive Vice President and Chief Financial Officer of the Company since January 1995. From April 1989 through December 1994, Ms. Smith was a principal of The Spinnaker Group, an investment banking firm providing services primarily to manufacturing and distribution companies. Prior to joining The Spinnaker Group, Ms. Smith, a certified public accountant, was a Senior Manager with Ernst & Young.

   BEN B. ANDREWS, 46, was elected President of the Stud Bolt and Gasket Group of the Company effective June 1, 2000. He served as Chief Operating Officer of the Company from August 1999 until June 1, 2000. From April 1, 1998 through July 1999, Mr. Andrews served as Chief Operating Officer of the Company's Fastener division. From April 1995 until March 31, 1998, Mr. Andrews was an employee and shareholder of GHX, Inc., which was acquired by the Company on that date. Prior to that, Mr. Andrews was a principal of The Spinnaker Group, an investment banking firm providing services primarily to manufacturing and distribution companies.

   ANDREW CORMIER, 57, was elected President of the Energy Group effective June 1, 2000. Prior to that, he was President of Manifold Valve Service.

   MICHAEL SHIRKEY, 45, was elected President of the Engineered Fasteners Group effective June 1, 2000. Prior to that, he was President of Orbitform.

   BARBARA S. SHULER, 53, has served as Secretary of the Company since February 1992 and as a director of the Company since September 1991. Since 1974, Ms. Shuler has been self-employed in auction management, marketing, advertising and promotional aspects of the equine industry, serving as President of Shuler, Inc.

   CHARLES E. UNDERBRINK, 45, was appointed as a director of the Company on February 16, 2000 to fill the vacancy created by James Brock in June 1999. He is the Chief Executive Officer and Chairman of St. James Capital Corp. and SJMB, L.L.C., which are Houston-based merchant banking firms. Mr. Underbrink has been, from August 1996 to the present, a principal of HUB, Inc., which is a lender to small capitalization businesses and the operator of mini-storage facilities located in Minnesota and Wisconsin. Additionally, he is a director of Black Warrior Wireline Corp., Summerset House Publishing, Inc. and Monorail Computer Corporation.

   CHARLES J. ANDERSON, 76, has served as a director of the Company since September 1991. Since 1985, Mr. Anderson has been engaged in private business investments. Prior to 1985, Mr. Anderson served as Senior Sales Vice President and Director of Sales and was a partner of the Delaware Management Company, the manager of the Delaware Group of Mutual Funds and certain other private pension funds.

   JAMES W. KENNEY, 51, has served as a director of the Company since October 1992. Since October 1993, Mr. Kenney has served as Executive Vice President of San Jacinto Securities, Inc. From February 1992 to September 1993, he served as the Vice President of Renaissance Capital Group, Inc. Prior to that time, Mr. Kenney served as Senior Vice President for Capital Institutional Services, Inc. and in various executive positions with major southwest regional brokerage firms, including Rauscher Pierce Refsnes Inc. and Weber, Hall, Sale and Associates, Inc. Mr. Kenney is a director of Consolidated Health Care Associates, Inc., a company that operates physical rehabilitation centers; Scientific Measurement Systems, Inc., a developer of industrial digital radiography and computerized tomography; and Tricom Corporation, a company that develops products and services for the telecommunication industry.

   JOHN P. MADDEN, 57, has served as a director of the Company since October 1992. From January 1992 to April 1993, Mr. Madden served as Chairman of the Board of The Rex Group, Inc. (the "Rex Group"), which was purchased by the Company in 1992. Mr. Madden is Chairman and Chief Executive Officer of Ashburn Industries, Inc., a metalworking fluids manufacturer, and Mr. Madden is engaged in private industrial commercial real estate activity.

   JOHN L. THOMPSON, 40, has served as a director of the Company since 1997. Mr. Thompson is a director and President of St. James Capital Corp. and SJMB, L.L.C., which are Houston-based merchant banking firms. Prior to co-founding St. James in August 1995, Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issuances. Additionally, he is a director of Black Warrior Wireline Corp., and Collins & Ware, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all
Section 16(a) reports they file. Based solely on our review of the forms received by us, we believe that during 1999, all filing requirements applicable to our officers, directors and greater than 10% shareholders were timely met.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table provides certain summary information covering compensation paid or accrued during 1999, 1998 and 1997 to our former President and Chief Executive Officer and the other executive officers, whose annual compensation, determined as of the end of the last fiscal year, exceeds $100,000.

                                                                                      LONG-TERM
                                                ANNUAL COMPENSATION                  COMPENSATION
                                         -------------------------------    -----------------------------
                                                                            SECURITIES
NAME AND                                                                    UNDERLYING       ALL OTHER
PRINCIPAL POSITION               YEAR    SALARY($)  BONUS($)   OTHER($)      OPTIONS(#)    COMPENSATION($)
-----------------------------    ----    -------    -------    -------      ----------     --------------
Robert E. Cone(1) ...........    1999    250,000     18,800     92,300(2)     90,000             0
  Former President and           1998    259,153     16,000      4,800(2)    400,000(3)          0
  Chief Executive Officer        1997    185,000       --        4,000(2)       --               0

Ben B. Andrews(4) ...........    1999    146,297       --         --            --               0
  Former Chief                   1998    116,250       --         --           5,000             0
  Operating Officer              1997       --         --         --            --               0

Thomas C. Landreth(5) .......    1999    187,000     55,470     11,000(2)       --               0
  Former Executive Vice          1998    175,780     19,553     11,000(2)     10,000             0
  President and President-       1997    132,455      7,070     12,000(2)     25,000             0
  Fastener Manufacturing
  and Sales Division

Christine A. Smith ..........    1999    160,000     18,800     35,167(2)     60,000             0
  Executive Vice President       1998    160,000     16,000      6,000(2)    200,000(3)          0
  and Chief Financial Officer    1997    111,833       --        6,000(2)     25,000             0

-----------------------

(1) Mr. Cone resigned as President and Chief Executive Officer effective May 31, 2000. He currently serves as Chairman of the Board.

(2) Fringe benefits of $4,800 for Mr. Cone, $11,000 for Mr. Landreth, and $6,000 for Ms. Smith. Also included in these totals is debt forgiveness of $87,500 for Mr. Cone and $29,167 for Ms. Smith.

(3)   The Compensation Committee cancelled these options in April 1999.

(4) Mr. Andrews joined the Company on April 1, 1998. Effective June 1, 2000, he became President of the Stud Bolt and Gasket Group of the Company.

(5) Effective June 1, 2000, Mr. Landreth became Chief Technology Officer of the Engineered Fasteners Group of the Company.

OPTION GRANTS IN 1999. The following table provides certain information with respect to options granted to the executive officers during 1999 under our stock option plans:

                                        INDIVIDUAL GRANTS
                     -------------------------------------------------------
                       NUMBER OF                                               POTENTIAL REALIZABLE
                       SHARES OF                                                 VALUE AT ASSUMED
                        COMMON     PERCENT OF                                 ANNUAL RATES OF STOCK
                        STOCK     TOTAL OPTIONS                               PRICE APPRECIATION FOR
                      UNDERLYING    GRANTED TO     EXERCISE                      OPTION TERMS(3)
                        OPTIONS    EMPLOYEES IN     PRICE         EXPIRATION  ----------------------
  NAME                 GRANTED($)  FISCAL YEAR   ($/SHARE)(2)        DATE        5%($)       10%($)
---------              ---------   ------------  ------------     ----------   --------    ---------
Robert E. Cone ...     90,000(1)      60.0%          3.19          11/02/09    180,442      457,277
Ben B. Andrews ...       --            --            --               --         --           --
Thomas C. Landreth       --            --            --               --         --           --
Christine A. Smith     60,000(1)      40.0%          3.19          11/02/09    120,295      304,851
------------------

(1)   These options were fully vested at December 31, 1999.

(2) The exercise price is the market value of the Common Stock on the date of grant. The market value is calculated by averaging the closing bid and ask price for the stock as quoted by The Nasdaq National Market System on the date of grant.

(3) The indicated 5% and 10% rates of appreciation are provided to comply with Securities and Exchange Commission regulations and do not necessarily reflect our views as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will depend on, among other things, the future performance of the Common Stock and overall stock market conditions.

OPTION EXERCISES DURING 1999 AND YEAR END OPTION VALUES. The following table sets forth information on options exercised by the executive officers during 1999 and unexercised options and the value of in-the-money, unexercised options held by the executive officers at December 31,1999.


                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING             VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS AT
                                     SHARES                      AT FISCAL YEAR END(#)      FISCAL YEAR END($)(1)
                                   ACQUIRED ON      VALUE     -------------------------- --------------------------
NAME                               EXERCISE (#)   REALIZED($) EXERCISABLE  UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
----                               -------------  ----------  -----------  ------------- -----------  -------------
Robert E. Cone....................        ---        ---        240,000        ---            0            ---
Ben B. Andrews....................        ---        ---          5,000        ---            0            ---
Thomas C. Landreth................        ---        ---         28,750        ---            0            ---
Christine A. Smith................        ---        ---         78,750        ---            0            ---
---------------

(1) Represents the difference between the average of the closing bid and ask price for the Common Stock as quoted by The Nasdaq National Market System on December 31, 1999 (2 9/16), and any lesser exercise price.

EMPLOYMENT AGREEMENTS

   Effective July 1, 1991, we entered into an employment agreement with Mr. Cone, which was subsequently amended and extended. As amended, the employment agreement extends for successive year-to-year terms unless and until terminated
(i) after seven-days written notice given to Mr. Cone upon the failure or inability for any reason other than illness or temporary disability not exceeding 90 consecutive days, of Mr. Cone to devote the lesser of (x) 40 hours per week or (y) sufficient time to perform the duties of any corporate offices he holds; (ii) after the expiration of seven days written notice given to Mr. Cone following his criminal conviction by any state or federal court of any illegal or criminal act, except for minor traffic violations or minor misdemeanors, (iii) due to Mr.

Cone's death, or (iv) as otherwise mutually agreed to by the parties in writing. The Employment Agreement provides for an annual salary of $250,000 for 1999, which increases 7% per year during the term of the agreement. On any termination of the Employment Agreement, Mr. Cone is entitled only to the compensation, vacation, sick pay, and other benefits accrued as of the date of termination.

We have no employment agreements with any of our other executive officers.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock to the NASDAQ Composite Index and to the Index of NASDAQ Industrial Companies. The graph covers the period from December 31, 1994 to December 31, 1999.

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                             NASDAQ          NASDAQ
                           COMPOSITE       INDUSTRIAL         IHI
                           ---------       ----------       -------
   Dec. 31, 1994             100.000          100.000       100.000
   Dec. 31, 1995             139.918          127.974       115.773
   Dec. 31, 1996             171.689          147.203       312.237
   Dec. 31, 1997             208.834          161.981       347.320
   Dec. 31, 1998             291.597          173.021       245.580
   Dec. 31, 1999             541.160          297.020        71.934


                                     [Graph]

COMPENSATION COMMITTEE REPORT

   The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for 1999:

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

- Integrate all compensation programs with the Company's annual and long-term business objectives and strategy, and focus executive behavior on the fulfillment of those objectives.

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

   To ensure retention of qualified management, the Company entered into an employment agreement with its President and Chief Executive Officer. The employment agreement established annual base salary amounts that the Committee may increase based on the foregoing criteria.

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

   The Compensation Committee is authorized to make incentive equity awards ("Incentive Awards") under the Incentive Plan to key employees, including officers (whether or not they are also directors), of the Company and its subsidiaries. Although the Incentive Awards are not based on any one criterion, the Committee will direct particular attention to management's ability to implement the Company's strategy of geographic expansion through acquisition followed by successful integration and assimilation of the acquired companies. In making Incentive Awards, the Committee will also consider margin improvements achieved through management's realization of operational efficiencies, as well as revenue and earnings growth. During 1999, stock options to purchase 90,000 shares of Common Stock were awarded to Mr. Cone.

              1999 COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                              JOHN P. MADDEN, CHAIR
                                JOHN L. THOMPSON
                                 JAMES W. KENNEY

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of Common Stock at June 9, 2000, by (i) each person known to us to beneficially own more than 5% of our Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

                                           NUMBER OF SHARES
                NAME OF                      BENEFICIALLY      PERCENTAGE OF
           BENEFICIAL OWNER                    OWNED(1)            CLASS
----------------------------------------  -------------------  --------------
St. James Capital Partners, L.P.
777 Post Oak Blvd., Suite 950
Houston, Texas  77056 (2)...........         1,049,520             6.9%

SJMB, L.P.
777 Post Oak Blvd., Suite 950
Houston, Texas  77056...............           423,604             2.8%

Directors and Executive Officers:
Robert E. Cone (3)..................           419,785             2.7%
Thomas C. Landreth (4)..............           100,445              *
Christine A. Smith (5)..............           174,416             1.1%
Ben B. Andrews (6)..................           174,607             1.1%
Charles J. Anderson (7).............            77,000              *
James W. Kenney (8).................            15,000              *
John P. Madden (9)..................           141,473              *
Barbara S. Shuler (8)...............            71,795              *
John L. Thompson (10)...............            10,000              *
Charles E. Underbrink (11)..........            19,005              *
All directors and executive officers
as a group (10 persons) (4) - (11)..         1,203,526             7.7%
--------------------------

*Less than 1%.

(1) Subject to community property laws where applicable, each person has sole voting and investment power with respect to the shares listed, except as otherwise specified. Each person is a United States citizen. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.

(2) Includes 107,994 shares that may be acquired upon the exercise of warrants exercisable within 60 days.

(3) Includes 240,000 shares that may be acquired on the exercise of stock options exercisable within 60 days. Also includes 13,500 shares held in trust for persons related to Mr. Cone for which Mr. Cone is the executor of the trusts and for which Mr. Cone is deemed to have beneficial ownership.

(4) Includes 28,750 shares that may be acquired on the exercise of warrants and stock options exercisable within 60 days.

(5) Includes 78,750 shares that may be acquired on the exercise of stock options exercisable within 60 days.

(6) Includes 5,000 shares that may be acquired on the exercise of stock options exercisable within 60 days.

(7) Includes 20,000 shares that may be acquired on the exercise of stock options exercisable within 60 days.

(8) Includes 15,000 shares that may be acquired on the exercise of stock options exercisable within 60 days.

(9) Includes 25,000 shares that may be acquired on the exercise of stock options exercisable within 60 days. Excludes 44,325 shares owned by persons related to Mr. Madden, but as to which Mr. Madden disclaims beneficial ownership.

(10) Includes 10,000 shares that may be acquired on the exercise of stock options exercisable within 60 days. Excludes a total of 1,365,130 shares and 607,994 warrants owned by St. James Capital Partners, L.P. and SJMB, L.P., though Mr. Thompson is a director and president of their general partner and may be deemed to share voting and investment power with respect to such shares.

(11) Includes 10,400 shares held in trust for Mr. Underbrink's daughter for which Mr. Underbrink is the trustee of the trust and for which Mr. Underbrink is deemed to have beneficial ownership. Excludes a total of 1,365,130 shares and 607,994 warrants owned by St. James Capital Partners, L.P. and SJMB, L.P., though Mr. Underbrink is chief executive officer and chairman of their general partner and may be deemed to share voting and investment power with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We enter into transactions with related parties only with the approval of a majority of the independent and disinterested directors and only on terms we believe to be comparable to or better than those that would be available from unaffiliated parties. In our view, all of the transactions described below meet that standard.

   In connection with the purchase of Landreth Engineering Co. ("Landreth") in 1992, we entered into a lease agreement with Scranton Acres, a general partnership of which Mr. Tom Landreth is a partner, for the Landreth facility. The lease expires in 2002. Rental payments are $106,800 annually.

   In the second quarter of 1999, we realized proceeds of $2.6 million from the issuance of 349,580 shares of our common stock to St. James Capital. The shares were valued at $7.44 per share based upon the closing market price for our stock immediately preceding the consummation of the sale.

   In July 1998, we entered into an option agreement that granted us the right through 2003 to purchase approximately 95% of Belleli Energy S.r.L. ("Belleli"). Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. Under the terms of the option agreement, we were obligated to provide certain interim funding to Belleli. Because of our financial condition in 1999, we could no longer provide financial support to Belleli. In February 2000, SJMB acquired a majority interest in Belleli from Belleli's shareholder, Impianti. As a result of this transaction, all of our obligations with respect to Belleli have been released and discharged. We retain a 3.5% minority interest in Belleli.

   As a part of the Belleli transaction, we will issue warrants to purchase 750,000 shares of our common stock to SJMB at an exercise price of $1.25 per share. Additionally, we are obligated to reimburse SJMB for satisfying our installment payment obligations under the option agreement of approximately $280,000.

   At May 31, 2000, Mr. Robert E. Cone, our former President and CEO and now our Chairman of the Board, had two loans outstanding from us, one in the amount of $83,333 relating to personal matters and one in the amount of $321,875 relating to the exercise of employee stock options, plus accrued interest of $49,289. Additionally, Mr. Cone has received advances of $21,686 for personal expenses and $50,000 for payment of income taxes. The largest aggregate debt balance outstanding during the period was $656,498. During 1999, the Board of Directors forgave $87,500 of this balance and in January 2000 an additional $90,158 as compensation to Mr. Cone. Interest rates on these loans are from 5.7% to 6.1%.

   At May 31, 2000, Ms. Christine A. Smith, our Chief Financial Officer, had two loans outstanding from us, one in the amount of $66,667 relating to personal matters and one in the amount of $262,050 relating to the exercise of employee stock options, plus accrued interest of $30,717. The largest aggregate debt balance outstanding during the period was $395,468. During 1999, the Board of Directors forgave $29,167 of this balance as compensation to Ms. Smith. Interest rates on these loans are from 5.7% to 6.1%.

   At May 31, 2000, Mr. Thomas C. Landreth, our former Executive Vice President and President of the Fastener Manufacturing and Sales Division, had a loan outstanding from us in the amount of $62,500 relating to the exercise of employee stock options, plus accrued interest of $6,586. The largest aggregate debt balance outstanding during the period was $69,086. The interest rate on this loan is 5.7%.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a.    Financial Statements

            See index to consolidated financial statements on page F-1.

      b.    Reports on Form 8-K

            None.

      c.    Exhibits

            See the Exhibit Index appearing on page EX-1.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 12TH DAY OF JUNE 2000.

                                    INDUSTRIAL HOLDINGS, INC.

                                    By: /s/ CHRISTINE A. SMITH
                                        ---------------------------------------
                                            CHRISTINE A. SMITH (CHIEF FINANCIAL
                                            OFFICER AND EXECUTIVEVICE PRESIDENT)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 12TH DAY OF JUNE 2000.

           SIGNATURE                                       TITLE

By: /s/ ROBERT E. CONE                          Chairman of the Board of
    --------------------------------------      Directors, President and Chief
        ROBERT E. CONE                          Executive Officer (Principal
                                                Executive Officer)


By: /s/ CHRISTINE A. SMITH                      Executive Vice President and
    -----------------------------------         Chief Financial Officer
        CHRISTINE A. SMITH                      (Principal Financial Officer and
                                                Chief Accounting Officer)


By: /s/ CHARLES J. ANDERSON                     Director
    -------------------------------
        CHARLES J. ANDERSON


By: /s/ JAMES W. KENNEY                         Director
    -----------------------------------
        JAMES W. KENNEY


By: /s/ JOHN P. MADDEN                          Director
    -------------------------------------
        JOHN P. MADDEN


By: /s/ BARBARA S. SHULER                       Director
    ---------------------------------
        BARBARA S. SHULER


By: /s/ JOHN L. THOMPSON                        Director
    -----------------------------------
        JOHN L. THOMPSON


By: /s/ CHARLES E. UNDERBRINK                   Director
    ---------------------------
        CHARLES E. UNDERBRINK

                            INDUSTRIAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Reports                                          F-2

Consolidated Balance Sheets at December 31, 1999 and 1998              F-11

Consolidated Statements of Operations For the Years Ended
   December 31, 1999, 1998 and 1997.                                   F-12

Consolidated Statements of Cash Flows For the Years Ended
   December 31, 1999, 1998 and 1997.                                   F-13

Consolidated Statements of Shareholders' Equity For the Years
   Ended December 31, 1999, 1998 and 1997.                             F-15

Notes to Consolidated Financial Statements.                            F-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Industrial Holdings, Inc.
   Houston, Texas

   We have audited the accompanying consolidated balance sheets of Industrial Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements give retroactive effect to the mergers of the Company and Blastco Services Company ("Blastco") in 1999 and GHX, Incorporated and Subsidiary ("GHX"), Whir Acquisition, Inc., d/b/a/ Ameritech Fastener Manufacturing, Inc. ("Ameritech"), Moores Pump and Services, Inc. ("Moores") and United Wellhead Services, Inc. ("UWS") in 1998, all of which have been accounted for as poolings-of-interest as described in Note 4 to the consolidated financial statements. We did not audit the financial statements, as of December 31, 1999 or for the year then ended, of OF Acquisition, L.P. ("Orbitform"), which is accounted for by use of the equity method. The Company's equity of $3,266,000 in Orbitform's net assets at December 31, 1999 and of $164,000 in Orbitform's net income for the year then ended are included in the Company's financial statements. We did not audit the financial statements as of December 31, 1998 or for the year then ended, of AWR Acquisition, L.C. ("AWR"), which is accounted for by use of the equity method. The Company's equity of $1,237,000 in AWR's net assets at December 31, 1998 and of $1,216,000 in AWR's net income for the year then ended are included in the Company's consolidated financial statements. The financial statements of Orbitform and AWR were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it is related to the amounts included for Orbitform and AWR, are based solely on the report of such auditors. We did not audit the statements of operations, shareholders' equity, or cash flows of Blastco for the year ended December 31, 1997, such statements reflect total sales of $12,723,000 for the year then ended. We did not audit the statements of operations, shareholders' equity, or cash flows of Ameritech for the year ended December 31, 1997, such statements reflect total sales of $1,695,000 for the year then ended. We did not audit the statements of operations, stockholders' equity or cash flows of UWS for the year ended December 31, 1997, which statements reflect total revenues of $11,237,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Blastco, Ameritech and UWS for 1997, is based solely on the reports of such other auditors. We did not audit the financial statements of Moores for the year ended April 30, 1997, such statements reflect $13,419,000 of sales for the year then ended. We did not audit the consolidated financial statements of GHX for the year ended June 30, 1997, such statements reflect $21,849,000 of net sales for the year then ended. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moores and GHX for such periods, is based solely on the reports of such other auditors. As described in Note 4 to the consolidated financial statements, subsequent to the issuance of the reports of the other auditors, the financial statements of Moores and the consolidated financial statements of GHX were restated to conform to the fiscal year of the Company for the years ended December 31, 1998 and 1997.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss from operations, a working capital deficiency and debt in default. These conditions discussed in
Note 3 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Houston, Texas
June 12, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
   Moores Pump and Supply, Inc.:

   We have audited the balance sheet of Moores Pump and Supply, Inc. (a Louisiana corporation) as of April 30, 1997, and the related statements of income, retained earnings and cash flows for the year ended April 30, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moores Pump and Supply, Inc. as of April 30, 1997, and the results of its operations and its cash flows for the year ended April 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
June 17, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Industrial Holdings, Inc.

   We have audited the balance sheet of WHIR Acquisition, Inc., dba Ameritech Fastener Manufacturing, Inc. (an S Corporation) as of December 31, 1997, and the related Statements of Operations, Shareholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHIR Acquisition, Inc., dba Ameritech Fastener Manufacturing, Inc. as of December 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas
January 22, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
   UNITED WELLHEAD SERVICES, INC.
   Corpus Christi, Texas

   We have audited the consolidated balance sheets of UNITED WELLHEAD SERVICES, INC. and subsidiary as of December 31, 1997 and the related consolidated statements of results of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of UNITED WELLHEAD SERVICES, INC. and subsidiary at December 31, 1997, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

KARLINS ARNOLD & CORBITT, P.C.
(Successors to Karlins Fuller Arnold & Klodsky, P.C.)

The Woodlands, Texas
February 12, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GHX, Incorporated and Subsidiary

   We have audited the consolidated balance sheets of GHX, Incorporated and Subsidiary as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GHX, Incorporated and Subsidiary as of June 30, 1997 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



SIMONTON, KUTAC & BARNIDGE, LLP

Houston, Texas
September 19, 1997

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors of
Blastco Services Company

   We have audited the consolidated balance sheet of Blastco Services Company and Subsidiary as of December 31, 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blastco Services Company and Subsidiary at December 31, 1997, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



SIMONTON, KUTAC & BARNIDGE, L.L.P.

Houston, Texas
March 5, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of AWR Acquisition, L.C.

   We have audited the balance sheet of AWR Acquisition, L.C. as of December 31, 1998, and the related statements of operations and comprehensive income, changes in members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AWR Acquisition, L.C. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



SIMONTON, KUTAC & BARNIDGE, L.L.P.

Houston, Texas
March 5, 1999 (except for Note 6 as to which the date is June 16, 1999)

                          INDEPENDENT AUDITORS' REPORT

To the Partners
OF Acquisition, L.P.
Houston, Texas

   We have audited the balance sheet of OF Acquisition, L.P. (a limited partnership) as of December 31, 1999, and the related statements of income and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OF Acquisition, L.P. as of December 31, 1999, and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



KUHL & SCHULTZ, P.C.

CERTIFIED PUBLIC ACCOUNTANTS


February 24, 2000

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                        -------------------------------
                                                            1999               1998
                                                        -------------     -------------
                 ASSETS
Current assets:
Cash and cash equivalents ..........................    $   1,738,244     $   3,412,411
Accounts receivable - trade, net ...................       38,510,825        45,577,133
Cost and estimated earnings in excess of billings ..        3,704,496         5,428,987
Inventories ........................................       38,259,523        48,275,927
Employee advances ..................................           59,397            58,823
Notes receivable, current portion ..................        4,175,180         4,364,106
Other current assets ...............................        4,701,563         4,620,337
                                                        -------------     -------------
   Total current assets ............................       91,149,228       111,737,724

Property and equipment, net ........................       64,706,601        58,793,946
Notes receivable, less current portion .............        1,119,778         1,783,769
Investment in unconsolidated affiliates ............       (1,005,120)          513,284
Other assets .......................................        7,172,425         3,365,494
Goodwill and other intangible assets, net ..........       26,099,794        27,474,438
                                                        -------------     -------------
Total assets .......................................    $ 189,242,706     $ 203,668,655
                                                        =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes Payable ......................................    $  46,192,562     $  42,486,422
Accounts payable - trade ...........................       24,687,805        21,628,422
Billings in excess of costs and estimated earnings .        2,170,095         5,165,760
Accrued expenses and other .........................       11,410,494         8,743,636
Current portion of long-term obligations ...........       42,766,929        23,547,890
                                                        -------------     -------------
   Total current liabilities .......................      127,227,885       101,572,130

Long-term obligations, less current portion ........        9,902,936        30,334,166
Other long-term liabilities ........................        2,202,566         1,146,025
Deferred income tax liability ......................          305,741         4,703,534
                                                        -------------     -------------
   Total liabilities ...............................      139,639,128       137,755,855
Commitments and contingencies - Note 11
Shareholders' equity
   Preferred stock, $.01 par value, 7,500,000 shares
     authorized, no shares issued or outstanding
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 15,111,097 and 14,739,662
     shares issued and outstanding for 1999 and
     1998, respectively ............................          151,110           147,396
   Additional paid-in capital ......................       54,200,383        51,545,271
   Retained earnings (deficit) .....................       (3,868,157)       15,165,133
   Notes receivable from officers ..................         (879,758)         (945,000)
                                                        -------------     -------------
      Total shareholders' equity ...................       49,603,578        65,912,800
                                                        -------------     -------------

Total liabilities and shareholders'
  equity ...........................................    $ 189,242,706     $ 203,668,655
                                                        =============     =============

                 See notes to consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------
                                           1999              1998               1997
                                       -------------     -------------     -------------
Sales .............................    $ 242,169,863     $ 218,207,712     $ 151,227,684
Cost of sales .....................      202,235,366       168,368,694       111,386,682
                                       -------------     -------------     -------------

Gross Profit.......................       39,934,497        49,839,018        39,841,002
Selling, general and administrative
   expenses........................       53,478,894        38,310,642        28,836,869
                                       -------------     -------------     -------------

Income (loss) from operations......      (13,544,397)       11,528,376        11,004,133

Earnings (losses) from equity
   investments in unconsolidated
   affiliates......................       (5,951,603)        2,144,131           (60,520)
Other income (expense):
Interest expense ..................       (9,722,774)       (5,336,898)       (2,749,282)
Interest income ...................          377,521           521,771           160,230
Other income, net .................        2,532,298         1,375,495           325,847
                                       -------------     -------------     -------------
Total other income (expense) ......       (6,812,955)       (3,439,632)       (2,263,205)
                                       -------------     -------------     -------------

Income (loss) before income taxes..      (26,308,955)       10,232,875         8,680,408
Income tax expense (benefit) ......       (7,275,665)        4,098,646         3,477,116
                                       -------------     -------------     -------------

Net income (loss) .................      (19,033,290)        6,134,229         5,203,292
Distributions to shareholders .....                             34,297           130,242
                                       -------------     -------------     -------------

Net income (loss) available to
   common shareholders ............    $ (19,033,290)    $   6,099,932     $   5,073,050
                                       =============     =============     =============

Basic earnings (loss) per share ...    $       (1.27)    $         .44     $         .44
Diluted earnings (loss) per share .    $       (1.27)    $         .42     $         .41
Weighted average number of common
   shares outstanding - basic .....       14,956,113        14,000,324        11,489,254
Weighted average number of common
     shares outstanding - dilutive        14,956,113        14,725,626        12,402,931

                 See notes to consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   1999             1998             1997
                                               ------------     ------------     ------------
Cash flows from operating activities:
Net income (loss) .........................    $(19,033,290)    $  6,134,229     $  5,203,292
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
     Depreciation and amortization ........       7,773,375        6,118,583        4,036,768
     Equity in (earnings) losses of
       unconsolidated affiliates ..........       5,951,603       (2,144,131)          60,520
     Deferred income tax (benefit) expense       (4,397,792)       1,896,019          181,307
     Deferred compensation paid ...........         (24,011)        (174,471)         (43,754)
     Deferred gain on demolition
       contract ...........................      (1,000,000)      (1,000,000)            --
     Income tax benefit from stock
       options exercised ..................            --             48,572          163,664
     Changes in assets and liabilities, net
       of effect of purchase acquisitions:
       Accounts receivable ................       7,066,308      (13,169,318)      (4,594,890)
       Employee advances ..................            (574)         107,090          (33,969)
       Inventories ........................      10,466,956       (4,313,973)      (1,551,262)
       Notes receivable ...................         918,159       (2,803,804)      (1,672,129)
       Other assets .......................      (5,384,988)      (3,135,886)        (217,803)
       Other long-term liabilities ........       1,080,552          930,004
       Accounts payable and
         accrued expenses .................       1,780,576        6,370,490        1,847,921
                                               ------------     ------------     ------------
Net cash provided by (used in)
   operating activities ...................       5,196,874       (5,136,596)       3,379,665

Cash flows from investing activities:
Purchase of property and equipment ........      (7,363,997)      (6,232,069)      (4,959,872)
Proceeds from disposals of property
   and equipment, net .....................       1,451,499          389,790          673,392
Investments in unconsolidated affiliates ..      (3,433,199)        (930,321)      (1,676,061)
Net proceeds from sale of interest in
   demolition contract ....................            --          2,000,000             --
Distributions from unconsolidated
   affiliates .............................            --          2,606,000        1,020,709
Business acquisitions, net of
   cash acquired ..........................            --         (4,474,855)      (2,150,662)
                                               ------------     ------------     ------------
Net cash used in investing activities .....      (9,345,697)      (6,641,455)      (7,092,494)

                 See notes to consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          1999             1998             1997
                                                      ------------     ------------     ------------
Cash flows from financing activities:
Net borrowings under revolving
     line of credit ..............................       3,706,140        9,324,942        1,772,458
Proceeds from issuance of long-term obligations ..       3,587,837        1,532,218        3,294,349
Principal payments on notes payable and long-term
     obligations..................................      (7,478,147)      (9,277,308)      (5,353,368)
Proceeds from issuance of common stock ...........       2,658,826       12,914,854        2,136,978
Notes receivable from officers ...................            --           (945,000)            --
Repurchase of common stock by an
     acquired company ............................            --            (50,000)        (330,610)
Distributions to shareholders ....................            --            (34,297)        (130,242)
                                                      ------------     ------------     ------------
Net cash provided by financing activities ........       2,474,656       13,465,409        1,389,565
                                                      ------------     ------------     ------------
Net increase (decrease) in cash and
   cash equivalents ..............................      (1,674,167)       1,687,358       (2,323,264)
Cash and cash equivalents,
   beginning of year .............................       3,412,411        1,725,053        4,048,317
                                                      ------------     ------------     ------------
Cash and cash equivalents,
   end of year ...................................    $  1,738,244     $  3,412,411     $  1,725,053
                                                      ============     ============     ============

Supplemental disclosure of non-cash
   investing and financing activities:
Conversion of debt to equity .....................    $       --       $       --       $  3,093,000
Redemption of preferred stock with debt ..........            --               --            960,000
Property acquired with debt or capital leases ....       2,990,619          147,300        1,133,497
Reclassification of fixed assets to inventory ....         550,553             --               --
Acquisition of businesses:
     Assets acquired .............................            --         83,804,034       24,828,899
     Liabilities assumed .........................            --         79,329,179       22,678,237

Supplemental disclosures of cash flow information:
Cash paid for:
     Interest ....................................    $  9,432,451     $  4,752,778     $  2,722,391
     Income taxes ................................         536,484        2,494,344        2,029,870

                 See notes to consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            PREFERRED STOCK                   COMMON STOCK
                                     -----------------------------     ----------------------------
                                        SHARES          PAR VALUE         SHARES         PAR VALUE
                                     ------------     ------------     ------------    ------------
Balance, January 1, 1997 ........         202,960     $    960,000       10,227,558    $    102,276
Issuance of common stock:
   Acquisitions .................            --               --            728,461           7,285
   Private placement ............            --               --             71,530             715
   Exercise of warrants
      and options ...............            --               --            462,680           4,627
Redemption of preferred stock ...        (202,960)        (960,000)            --              --
Income tax benefits from stock
   options exercised ............            --               --               --              --
Conversion of debt to equity ....            --               --            528,454           5,284
Distribution to shareholders ....            --               --               --              --
Repurchase of common stock
   by an acquired company .......            --               --               --              --
Net income ......................            --               --               --              --
                                     ------------     ------------     ------------    ------------

Balance, December 31, 1997 ......            --               --         12,018,683         120,187
Issuance of common stock:
   Acquisitions .................            --               --          1,227,854          12,279
   Exercise of warrants
      and options ...............            --               --          1,493,125          14,930
Income tax benefits from stock
   options exercised ............            --               --               --              --
Distributions to shareholders ...            --               --               --              --
Repurchase of common stock
   by an acquired company .......            --               --               --              --
Reclassification of undistributed
   subchapter S earnings of
   pooled company ...............            --               --               --              --
Notes receivable ................            --               --               --              --
Net income ......................            --               --               --              --
                                     ------------     ------------     ------------    ------------

Balance, December 31, 1998 ......            --               --         14,739,662         147,396
Issuance of common stock:
   Private placement ............            --               --            349,580           3,496
   Exercise of warrants
      and options ...............            --               --             21,855             218
Notes receivable ................            --               --               --              --
Net income (loss) ...............            --               --               --              --
                                     ------------     ------------     ------------    ------------

Balance, December 31, 1999 ......            --               --         15,111,097    $    151,110
                                     ============     ============     ============    ============
                                                                             NOTES
                                        ADDITIONAL        RETAINED        RECEIVABLE
                                         PAID-IN          EARNINGS           FROM
                                         CAPITAL         (DEFICIT)         OFFICERS          TOTAL
                                       ------------     ------------     ------------     ------------
Balance, January 1, 1997 ........      $ 17,246,601     $  4,159,515     $       --       $ 22,468,392
Issuance of common stock:
   Acquisitions .................         5,672,683             --               --          5,679,968
   Private placement ............           644,790             --               --            645,505
   Exercise of warrants
      and options ...............         1,486,846             --               --          1,491,473
Redemption of preferred stock ...              --               --               --           (960,000)
Income tax benefits from stock
   options exercised ............           163,664             --               --            163,664
Conversion of debt to equity ....         3,087,716             --               --          3,093,000
Distribution to shareholders ....              --           (130,242)            --           (130,242)
Repurchase of common stock
   by an acquired company .......          (330,610)            --               --           (330,610)
Net income ......................              --          5,203,292             --          5,203,292
                                       ------------     ------------     ------------     ------------

Balance, December 31, 1997 ......        27,971,690        9,232,565             --         37,324,442
Issuance of common stock:
   Acquisitions .................        10,507,721             --               --         10,520,000
   Exercise of warrants
      and options ...............        12,899,924             --               --         12,914,854
Income tax benefits from stock
   options exercised ............            48,572             --               --             48,572
Distributions to shareholders ...              --            (34,297)            --            (34,297)
Repurchase of common stock
   by an acquired company .......           (50,000)            --               --            (50,000)
Reclassification of undistributed
   subchapter S earnings of
   pooled company ...............           167,364         (167,364)            --
Notes receivable ................              --               --           (945,000)        (945,000)
Net income ......................              --          6,134,229             --          6,134,229
                                       ------------     ------------     ------------     ------------

Balance, December 31, 1998 ......        51,545,271       15,165,133         (945,000)      65,912,800
Issuance of common stock:
   Private placement ............         2,587,112             --               --          2,590,608
   Exercise of warrants
      and options ...............            68,000             --               --             68,218
Notes receivable ................              --               --             65,242           65,242
Net income (loss) ...............              --        (19,033,290)            --        (19,033,290)
                                       ------------     ------------     ------------     ------------

Balance, December 31, 1999 ......      $ 54,200,383     $ (3,868,157)    $   (879,758)    $ 49,603,578
                                       ============     ============     ============     ============

                 See notes to consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

      The consolidated financial statements, as presented, give retroactive effect to the acquisitions accounted for as poolings-of-interest (see Note 4). Industrial Holdings, Inc., incorporated in August 1989, operates in four business segments.

      (i) FASTENER MANUFACTURING AND DISTRIBUTION which manufactures industrial metal fasteners and metal components for sale primarily to manufacturers in the home furnishings and automotive industries and which manufactures and distributes industrial metal fasteners and fabricates and distributes gaskets, hoses, fittings and other products primarily to the petrochemical and chemical refining and oil and gas industries;

      (ii) HEAVY FABRICATION which manufactures and distributes wind turbine towers, medium and thick-walled pressure vessels, gas turbine casings, heat exchangers and other large machine weldments primarily to customers in the electric power, marine, petrochemical and medical equipment industries;

      (iii) ENERGY which remanufactures and sells pumps and high-pressure valves, including pipeline valves, manifold valves and wellhead valves, and distributes other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries, and provides plant demolition and site abatement services; and

     (iv)   MACHINE TOOL DISTRIBUTION which sells new and used machine tools.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Industrial Holdings, Inc. and its wholly-owned subsidiaries (the "Company"). Investments in unconsolidated affiliates with ownership interests of 50% or less and which the Company does not control are accounted for using the equity method. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

      The Company recognizes revenues upon shipment of its product or upon completion of services it renders. Revenues and profits on long-term contracts are recognized using the percentage-of-completion method. The percentage-of-completion is determined by relating costs or labor incurred to date to management's estimate of total costs or total labor, respectively, to be incurred on each contract. Revisions of estimates are reflected in the year in which the facts necessitating the revisions become known. If a loss is indicated on any contract in process, a provision is made currently for the entire loss.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following reflects the amounts relating to uncompleted construction contracts at December 31, 1999 and 1998:

                                                      1999             1998
                                                  ------------     ------------
Costs incurred on uncompleted contracts ......    $  9,100,968     $ 16,781,741
Estimated earnings ...........................       2,182,544        3,010,509
                                                  ------------     ------------

                                                    11,283,512       19,792,250
Less: Billings to date .......................       9,749,111       19,529,023
                                                  ------------     ------------

                                                  $  1,534,401     $    263,227
                                                  ============     ============

Included in the accompanying consolidated
  balance sheets under the following captions:
Costs and estimated earnings in excess
  of billings ................................    $  3,704,496     $  5,428,987
Billings in excess of costs and
  estimated earnings .........................      (2,170,095)      (5,165,760)
                                                  ------------     ------------
                                                  $  1,534,401     $    263,227
                                                  ============     ============

CREDIT RISK

      The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and historically has not incurred significant credit losses. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Presented below is a reconciliation of the Company's allowance for doubtful accounts:

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                       1999            1998            1997
                                    -----------     -----------     -----------
Balance at Beginning of Period .    $   606,875     $   391,379     $   263,330
Charged to Cost and Expenses ...      2,151,023         380,518         189,846
Deductions .....................     (1,560,281)       (165,022)        (61,797)
                                    -----------     -----------     -----------
Balance at End of Period .......    $ 1,197,617     $   606,875     $   391,379
                                    ===========     ===========     ===========

      In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of primarily cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book value of cash, trade accounts receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the related party amounts (see Notes 6, 10 and 11) due to the nature of the instruments. The fair values of the Company's debt instruments (see Notes 9 and 10) are representative of their carrying values based upon (i) variable rate terms or (ii) management's opinion that the

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

existing rates are equivalent to the current rates offered to the Company for fixed-rate long-term debt with the same maturities and security structure. The fair value of notes receivable approximates their carrying value and is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method ("FIFO") is used to determine the cost of substantially all of the inventories except for certain valve inventories for which the specific identification method is used to determine the cost. Scrap inventories are valued at the lower of cost to recover such inventories or market.

PROPERTY AND EQUIPMENT

      Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 to 15 years for furniture and fixtures, machinery and equipment and leasehold improvements, and 35 years for buildings). Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. The Company leases various equipment and computer software under agreements which are classified as capital leases and leased capital assets are included in property, plant and equipment.

LONG-LIVED ASSETS

      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess of the purchase price over the fair market value of net tangible assets acquired. At December 31, 1999 and 1998, goodwill was $29,994,209 net of accumulated amortization of $3,894,415 and $2,519,771, respectively. Other intangible assets consist primarily of loan origination fees. Goodwill and other intangible assets are amortized over 5 to 30 years. Amortization expense was $1,374,644, $1,134,577, and $628,073 for the years ended December 31, 1999, 1998 and 1997, respectively.

INCOME TAXES

      The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                1999             1998             1997
                                            ------------     ------------     ------------
EARNINGS (LOSS) FOR BASIC AND DILUTED
  COMPUTATION:
   Net income (loss) ...................    $(19,033,290)    $  6,134,229     $  5,203,292
   Distributions to shareholders .......            --            (34,297)        (130,242)
                                            ------------     ------------     ------------
   Net income (loss) used for basic
       earnings per share ..............     (19,033,290)       6,099,932        5,073,050
   Interest on convertible debt
       securities, net of tax ..........            --             87,656             --
                                            ------------     ------------     ------------
   Net income (loss) available to common
       shareholders ....................    $(19,033,290)    $  6,187,588     $  5,073,050
                                            ============     ============     ============
BASIC EARNINGS (LOSS) PER SHARE:
   Weighted average common shares
       outstanding .....................      14,956,113       14,000,324       11,489,254
                                            ============     ============     ============
   Basic earnings (loss) per share .....    $      (1.27)    $        .44     $        .44
                                            ============     ============     ============
DILUTED EARNINGS (LOSS) PER SHARE:
   Weighted average common shares
       outstanding .....................      14,956,113       14,000,324       11,489,254
   Shares issuable from assumed
       conversion of common share
       options, warrants granted and
       debt conversion .................            --            725,302          913,677
                                            ------------     ------------     ------------
   Weighted average common shares
       outstanding, as adjusted ........      14,956,113       14,725,626       12,402,931
                                            ============     ============     ============
   Diluted earnings (loss) per share ...    $      (1.27)    $        .42     $        .41
                                            ============     ============     ============

      There were 698,950, 882,250 and 0 options and 3,488,258, 3,006,667 and 0 warrants for 1999, 1998 and 1997, respectively, that were not included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

CASH EQUIVALENTS

      For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133. This statement extended the effective date of Statement No. 133 which establishes accounting and reporting standards for derivative instruments embedded in other contracts, and is effective for all fiscal years beginning after June 15, 2001. The Company is currently evaluating what impact adoption of this statement will have on our consolidated financial statements.

3.  BASIS OF PRESENTATION AND MANAGEMENT PLANS

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has a net loss of $19,033,290 for 1999, current liabilities in excess of current assets of $36,078,657 at December 31, 1999, and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

      As discussed in Note 10 to the consolidated financial statements, the Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. The Company has held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date. Although the Company and EnSerCo have exchanged non-binding term sheets that outline certain concepts that might be included in an amendment to the credit agreement in the future, including (i) increasing the principal amount to reflect unpaid accrued interest to date, (ii) extending the maturity date to February 28, 2001, and (iii) increasing the interest rate to a 15% annual rate, payable at maturity; no agreement has been reached between the parties. Furthermore, no assurances can be given that the Company will be able to successfully conclude the arrangement being considered.

      As discussed in Note 9 to the consolidated financial statements, the Company has a $55 million revolving line of credit with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which expires in June 2001. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. The Company requested and received waivers from the Senior Lenders for the March 31, 1999 and June 30, 1999 reporting periods; however, the Company did not seek waivers for the reporting dates of September 30, 1999, December 31, 1999 or March 31, 2000. The Company is in violation of the credit agreement and although the Senior Lenders have not expressed the intent to call this obligation, the Senior Lenders retain the right to do so. The Company has held preliminary discussions with the Senior Lenders to modify the terms and covenants of the credit agreement. The Company has reached an agreement in principle with the Senior Lenders that would (i) accelerate maturity to January 31, 2001, (ii) reduce the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increase the interest rate

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to prime plus 3%, payable weekly and (iv) modify the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as require limitations on capital expenditures. In addition, the Senior Lenders would waive all prior violations under the credit agreement. However, no assurances can be given that the Company will be able to successfully conclude the arrangement being considered.

      In connection with the proposed credit agreement amendment, St. James Capital Corp. or its affiliates ("St. James") would be required to provide a $2 million guaranty to the Senior Lenders in order to secure any over-advances that may occur under the terms of the proposed credit agreement amendment. In exchange for providing this guaranty, the Company plans to (i) issue to St. James warrants to acquire 400,000 shares of the Company's common stock at $1.25 per share (valued at $84,000), and (ii) forgive a $0.35 million note receivable from St. James. In addition, if the guaranty is funded, the Company plans to issue to St. James up to 500,000 warrants to acquire its common stock at $1.25 per share (valued at up to $105,000), depending on the amount of the funding.

      As discussed in Note 10 to the consolidated financial statements, the Company has a $9.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. The Company requested and received waivers from Heller through the September 30, 1999 reporting period; however, the Company did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. The Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so. The Company has held preliminary discussions with Heller to obtain waivers for the events of non-compliance; however, no assurances can be given that the Company will be able to successfully obtain the required consents.

      As discussed in Note 11 to the consolidated financial statements, the Company is in default of a $5 million note payable to Trinity Industries, Inc. ("Trinity"). Trinity and the Company have entered into litigation regarding the note payable.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain the refinancing discussed above or new financing as may be required.

4.  BUSINESS ACQUISITIONS:

      In March 1998, the Company acquired WHIR Acquisition, Inc., doing business as Ameritech Fastener Manufacturing, Inc. ("Ameritech") and GHX, Incorporated ("GHX"). In April 1998, the Company acquired Moores Pump and Services, Inc. ("Moores"). In July 1998, the Company acquired United Wellhead Services, Inc. ("UWS") and in January 1999 the Company acquired Blastco Services Company ("Blastco") in transactions accounted for as poolings-of-interest (the "Poolings"). In the Poolings the outstanding capital stock of Ameritech, GHX, Moores, UWS and Blastco (together, the "Pooled Companies") was exchanged for 5,376,063 shares of the Company's common stock.

      For purposes of restating the Company's consolidated financial statements to give retroactive effect to the Poolings, the consolidated financial statements of the Company as of and for the year ended December 31, 1997 were combined with (i) the financial statements of Ameritech as of and for the year ended December 31, 1997, (ii) the financial statements of Moores as of and for the year ended December 31, 1997, and (iii) the consolidated financial statements of UWS, GHX and Blastco as of and for the year ended December 31, 1997. The consolidated financial statements of GHX as of and for the year ended June 30, 1997 and the financial statements of Moores as of and for the year ended April 30, 1997 have been restated to conform to the fiscal year of the Company. The Company's consolidated financial statements as of and for the year ended December 31, 1997 include all necessary adjustments to conform the fiscal periods of the Pooled Companies as previously presented to that of the Company.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In January 1998, the Company acquired R. J. Machine Co., Inc. ("RJ"), in February 1998, the Company acquired Philform, Inc. ("Philform"), in July 1998, the Company acquired Beaird Industries, Inc. ("Beaird"), in August 1998, the Company acquired the assets and assumed certain liabilities of Ideal Products ("Ideal"), in August 1998, the Company acquired A&B Bolt and Supply, Inc. ("A&B") and in September 1998, the Company acquired the assets of Erie Manufacturing. The aggregate purchase price of these acquisitions was $58.7 million cash and assumed liabilities plus 1,227,854 shares of common stock valued at $10.5 million. The aggregate excess of cost over fair value of net assets acquired was $16.2 million. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates.

      In February 1997, the Company acquired LSS-Lone Star-Houston, Inc. ("Lone Star"), in March 1997, the Company acquired Manifold Valve Services, Inc. ("Manifold Valve"), in May 1997, the Company acquired the assets and assumed certain liabilities of SRG Texas, Inc. and SRG Products Corporation (collectively, "SRG" or "GHX-Deer Park"), in August 1997, the Company acquired the assets and assumed certain liabilities of Rogers Equipment ("Rogers") and in November 1997, the Company acquired WALKER Bolt Manufacturing ("Walker Bolt"). The aggregate purchase price of the acquisitions was $18.9 million cash and assumed liabilities plus 728,461 shares of common stock valued at $5,680,000. The aggregate excess of cost over the fair value of net assets acquired was $7.4 million. These acquisitions have been accounted for by the purchase method of accounting and, accordingly assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates.

      On a pro forma unaudited basis, as if the 1998 acquisitions as described above which were accounted for under the purchase method of accounting had occurred as of January 1, 1998, sales, net income and basic and diluted earnings per share would have been $274,870,000, $6,463,000, $.44 and $.43 for 1998. On a pro forma unaudited basis, as if the 1998 and 1997 acquisitions as described above which were accounted for under the purchase method of accounting had occurred as of January 1, 1997, sales, net income and basic and diluted earnings per share would have been $274,870,000, $6,463,000, $.44 and $.43 for 1998 and
$275,598,000, $10,383,000, $.80 and $.76 for 1997. The pro forma financial information does not purport to be indicative either of results of operations that would have occurred had the purchases been made at January 1, 1998 or 1997 or future results of operations of the combined companies.

5.  INVENTORIES:

   Inventories at December 31, consist of:

                                                  1999                   1998
                                              -----------            -----------
Raw materials ....................            $11,791,300            $12,451,960
Finished goods ...................             22,087,638             25,373,644
Other ............................              4,380,585             10,450,323
                                              -----------            -----------
                                              $38,259,523            $48,275,927
                                              ===========            ===========

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NOTES RECEIVABLE:

   Notes receivable at December 31 consist of the following:

                                                          1999           1998
                                                       ----------     ----------
Note receivable from unconsolidated affiliate
   with interest at 8.5% due on demand,
   unsecured .....................................     $2,271,566     $2,609,139
Notes receivable from St. James or
   its affiliates due on demand,
   unsecured .....................................      1,108,632           --
Notes receivable from former shareholders
   of acquired companies due through 2001,
   with interest up to 8.5% ......................           --        1,312,287
Mortgage note receivable with
   interest at 9.53% due in monthly
   installments of $15,166 through
   February 2007 secured by land and
   building ......................................        938,451      1,030,120
Notes receivable from employees,
   unsecured .....................................        135,207        210,865
Note receivable from Belleli with
   interest at 8.5% due in 1999 and
   secured by accounts receivable ................           --          400,000
Other notes receivable ...........................        841,102        585,464
                                                       ----------     ----------
                                                        5,294,958      6,147,875
Less current portion .............................      4,175,180      4,364,106
                                                       ----------     ----------
                                                       $1,119,778     $1,783,769
                                                       ==========     ==========

      At December 31, 1999 and 1998, the Company had notes receivable from officers of $879,758 and $945,000, respectively. A note totaling $62,500 and bearing interest of 5.7% was due in 1999 and its maturity was extended until 2003. Notes totaling $817,258 at interest up to 6.1% are due through 2004.

7.  PROPERTY AND EQUIPMENT

   Property and equipment at December 31 consist of:

                                                    1999               1998
                                                ------------       ------------
Land .....................................      $  3,480,481       $  3,136,476
Buildings and improvements ...............        17,147,193         13,516,620
Machinery and equipment ..................        58,823,272         53,005,103
Furniture and fixtures ...................         4,590,104          2,811,501
Construction in progress .................           382,132            858,201
                                                ------------       ------------
                                                  84,423,182         73,327,901
Less -- accumulated depreciation and
   amortization ..........................       (19,716,581)       (14,533,955)
                                                ------------       ------------
                                                $ 64,706,601       $ 58,793,946
                                                ============       ============

      Depreciation and amortization expense was $6,398,731, $4,984,006 and $3,408,695 for 1999, 1998 and 1997, respectively. See Note 10 as it relates to Capital Leases and associated accumulated amortization.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

      Investments in unconsolidated affiliates consist of a 33 1/3% interest in AWR Acquisition, L.C. ("AWR"), a 49% interest in OF Acquisition, L.P. ("Orbitform"), and a 30% interest in Midland Recycle, LLC ("Midland") and were ($820,120) and $513,284 at December 31, 1999 and 1998, respectively. The Company's investment in AWR and Midland was acquired in connection with the Blastco acquisition (see Note 4). The Company guaranteed borrowings of $2.51 million of AWR and Midland (see Note 11). The carrying amount of the Company's investment in Orbitform is approximately $1,124,000 less than the amount of its underlying equity in Orbitform's net assets. The difference is being amortized over twenty years.

      In January 2000, Midland was liquidated for less than its net book value. As a result at December 31, 1999, we wrote-off a $343,000 intercompany note receivable from Midland as unrecoverable and recognized a $280,000 loss on the investment.

      The combined results of operations and financial position of the Company's unconsolidated affiliates for the years ended December 31, 1999 and 1998 are summarized below:


Condensed Statement of Operations Information for the year ended December 31, 1999:

                                      AWR            MIDLAND       ORBITFORM        COMBINED
                                 ------------     ------------    ------------    ------------
Sales .......................    $  1,734,000     $  1,289,000    $ 12,024,000    $ 15,047,000
Gross profit (loss) .........     (16,775,000)       1,196,000       4,040,000     (11,539,000)
Net income (loss) ...........     (17,147,000)          77,000         335,000     (16,735,000)

Condensed Balance Sheet Information at December 31, 1999:

Current assets ..............    $  8,340,000     $    240,000    $  2,780,000    $ 11,360,000
Non-current assets ..........         515,000        1,900,000       6,271,000       8,686,000
Current liabilities .........      16,648,000          186,000       2,045,000      18,879,000
Non-current liabilities .....            --          1,625,000         340,000       1,965,000

Condensed Statement of Operations Information for the year ended December 31, 1998:

                               AWR          MIDLAND       ORBITFORM        COMBINED
                           -----------    -----------     -----------    -----------
Sales .................    $15,743,000    $ 2,671,000     $10,915,000    $29,329,000
Gross profit (loss) ...      3,956,000      1,493,000       3,461,000      8,910,000
Net income (loss) .....      3,647,000       (537,000)      1,704,000      4,814,000

Condensed Balance Sheet Information at December 31, 1998:

Current assets ........    $10,228,000    $   136,000     $ 5,096,000    $15,460,000
Non-current assets ....      2,061,000      2,299,000       6,230,000     10,590,000
Current liabilities ...      6,833,000        348,000       3,584,000     10,765,000
Non-current liabilities      1,743,000      3,040,000         411,000      5,194,000

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  NOTES PAYABLE:

   Notes payable at December 31 consists of the following:

                                                          1999           1998
                                                      -----------    -----------
Revolving line of credit with banks which provide
   for borrowings up to the lesser of a defined
   borrowing base or $55,000,000, $1,845,945
   available at December 31, 1999, principal due
   June 16, 2001, interest payable monthly at
   prime (8.50% at December 31, 1999), secured
   by substantially all assets of the Company ....    $46,192,562    $42,086,422
Note payable to a bank maturing in 1999 with
   interest at prime (8.50% at December 31, 1999),
   secured by certain accounts receivable ........           --          400,000
                                                      -----------    -----------
                                                      $46,192,562    $42,486,422
                                                      ===========    ===========

      Certain of the Company's debt arrangements, as discussed above and in Note 10, contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures. At December 31, 1999 and March 31, 2000, the Company was not in compliance with several of these covenants. Because of the losses incurred, the Company did not meet certain required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio required by the debt agreements. Additionally, the Company does not anticipate being in compliance with these covenants any time during 2000 absent modifications from the specific lenders. The Company has not received waivers for these covenant violations, and as a result, has classified these obligations as current in the accompanying consolidated balance sheet at December 31, 1999. Although the lenders have not expressed the intent to do so, they have the ability to accelerate repayment of these obligations (see Note 3).

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LONG-TERM OBLIGATIONS:

   Long-term obligations consist of long-term debt totaling $49.8 million and $53.9 million and capital lease obligations of $2.8 million and $0 at December 31, 1999 and 1998, respectively. Current portion of long-term debt was $42.2 million and $23.5 million at December 31, 1999 and 1998, respectively. Current portion of capital lease obligations was $0.5 million and $0 at December 31, 1999 and 1998, respectively.

LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                   1999           1998
                                                               -----------    -----------
Notes payable to Comerica Bank-Texas with monthly
   principal payments of $199,191 plus interest at
   prime (8.50% at December 31, 1999), maturing through
   2005, secured by certain assets of the Company .........    $11,697,968    $13,706,705
Note payable to EnSerCo, L.L.C. with interest at
   Libor + 5% (11.5% at December 31, 1999) matured
   January 31, 2000, unsecured ............................     15,000,000     15,000,000
Notes payable to Heller Financial, Inc. with monthly
   principal payments of $215,278 plus interest
   at Libor + 2.5% (9.00% at December 31, 1999),
   maturing December 2003 and October 2004,
   secured by certain equipment ...........................      9,456,424     12,038,888
Convertible debenture payable to former shareholder of
   Beaird in three annual installments of $1,770,833
   plus interest at 4% through June 2001, unsecured
   with principal and interest convertible to the Company's
   common stock at $12.00 per share (see Note 11) .........      5,000,000      5,312,500
Various notes payable in monthly installments, totaling
   $43,881, including interest ranging from 7.65% to 10%,
   maturing 2004 through 2010, secured by real estate .....      4,199,600      4,478,989
Various notes payable to individuals, payable in
   monthly installments including interest ranging
   from 5% to 8%, maturing June 1998 through
   February 2007, unsecured ...............................        628,940        905,898
Various notes payable in monthly installments through
   2003, including interest ranging from 6% to 16%,
   secured primarily by equipment .........................      3,844,329      2,439,076
                                                               -----------    -----------
                                                                49,827,261     53,882,056
Less -- current portion ...................................     42,232,447     23,547,890
                                                               -----------    -----------
                                                               $ 7,594,814    $30,334,166
                                                               ===========    ===========

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate maturities of long-term debt at December 31, 1999 are as follows:

Year ended December 31:
   2000 ...............................................              $42,232,447
   2001 ...............................................                2,507,471
   2002 ...............................................                1,714,415
   2003 ...............................................                1,020,895
   2004 ...............................................                  604,686
   Thereafter .........................................                1,747,347
                                                                     -----------
                                                                     $49,827,261
                                                                     ===========

      Certain of the Company's debt arrangements as discussed above contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum rates of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 1999 and March 31, 2000, the Company was not in compliance with several of these covenants (see Note 9).

CAPITAL LEASE OBLIGATIONS

      The Company leases various equipment and computer software under agreements which are classified as capital leases. The leases have original terms of five years. Most equipment leases have purchase options at the end of the original term. Leased capital assets included in property and equipment at December 31, 1999 are as follows:

                                                                        1999
                                                                    -----------
Furniture and Fixtures ...............................              $ 1,297,010
Machinery and Equipment ..............................                1,693,609
                                                                    -----------
                                                                      2,990,619
Accumulated Amortization .............................                 (209,162)
                                                                    -----------
                                                                    $ 2,781,457
                                                                    ===========

   Future minimum payments, by year and in the aggregate, under noncancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 1999:

2000 ......................................................           $  747,606
2001 ......................................................              747,606
2002 ......................................................              747,606
2003 ......................................................              747,606
2004 ......................................................              489,802
                                                                      ----------
Total minimum lease payments ..............................            3,480,226

Amounts representing interest .............................              637,622
                                                                      ----------
Present value of minimum payments .........................            2,842,604
Current portion ...........................................              534,482
                                                                      ----------
Long-term capital lease obligations .......................           $2,308,122
                                                                      ==========

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

      The Company has entered into noncancelable operating leases with related parties for buildings and an airplane and other third parties for buildings and equipment expiring in various years through 2007. Rent payments to the related parties were $614,200 for 1999, $183,000 for 1998 and $528,800 for 1997.
Aggregate rent expense on all operating leases amounted to $2,388,942, $2,827,226 and $1,843,267 for the years 1999, 1998 and 1997. Future minimum lease payments are as follows:

Year ended December 31:
   2000 ................................................              $1,906,931
   2001 ................................................               1,615,219
   2002 ................................................               1,307,990
   2003 ................................................                 751,101
   2004 ................................................                 542,936
   Thereafter ..........................................               1,340,226
                                                                      ----------
                                                                      $7,464,403
                                                                      ==========

      Lease commitments to related parties are approximately $308,000, $270,000, and $127,000 for 2000, 2001, and 2002, respectively. The Company has an option to renew one building lease for an additional five years.

      In 1999, Blastco exchanged an aircraft with a fair value of $240,000 for $80,000 in cash and an aircraft lease with a company of which the president of Blastco is a 25% shareholder. This lease provides for monthly lease payments of $18,000 from June 1999 through April 2000 and March 2001 through May 2001 in addition to payments based on hours used and certain of the operating costs of the aircraft. The Company recorded an $11,000 gain on the exchange.

      During 1999, Blastco purchased inventory in the amount of $65,000 from a company of which the president of Blastco is a 25% shareholder.

      During 1999, AWR distributed property to one of its partners in exchange for services. AWR recognized $1.0 million in expense as a result of this distribution.

      During 1999, Blastco funded capital contributions totaling $1,307,500 for one of AWR's limited partners that did not meet its funding commitments. These contributions have been included in Investment in Unconsolidated Affiliates (see
Note 8).

      Orbitform leases a building and certain equipment from the Company. Rental income recognized in connection with this lease was $336,000 and $268,000 in 1999 and 1998.

      During 1998, the Company sold an interest in a demolition contract to AWR, an equity investee, for $2,000,000, net of associated expenses. This income has been recognized over the two-year estimated life of the demolition contract. Included in the accompanying consolidated balance sheet at December 31, 1998 under the caption Investment in Unconsolidated Affiliates is $1,000,000 in unamortized contract value. The Company has recognized $1,000,000 related to this contract in each of the years ended December 31, 1999 and 1998, which is included in the accompanying consolidated statement of income under the caption Other Income.

      During 1998, the Company recorded $1,035,000 in staffing fee revenues from AWR, an affiliate in which it holds an equity interest. Included in other current assets on the accompanying consolidated balance sheet at December 31, 1998 is approximately $20,000 receivable from AWR. During 1999, no such amounts were recorded.

      In 1998, Blastco purchased equipment for $500,000 from a company of which the president of Blastco is a 25% shareholder. In 1999, the equipment was reclassified to inventories. In February 2000, the equipment was

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sold back to the company it was originally purchased from for $300,000. The Company recorded an impairment loss of $200,000 in 1999 on the transaction.

      In connection with its 1998 acquisition of GHX, an officer of the Company, who was a minority shareholder of GHX, received 24,345 shares of the Company's common stock.

      In 1998, the Company paid St. James $1 million in advisory fees in connection with acquisitions of various companies. In addition, an affiliate of St. James owns a 51% interest in Orbitform. Mr. John Thompson, a director of the Company since February 1997, is also a director and President of St. James. Mr. Charles Underbrink, a director of the Company since February 2000, is also Chairman and Chief Executive Officer of St. James. In the second quarter of 1999, the Company realized proceeds of $2.6 million from the issuance of 349,580 shares of the Company's common stock to an affiliate of St. James. The shares were valued at $7.44 per share based upon the closing market price for the Company's stock immediately preceding the consummation of the sale.

      In connection with the 1997 purchase of Lone Star, the Company issued a note payable to the former shareholder and president of Lone Star with quarterly principal and interest payments of $30,575, maturing in January 2002 (see Note
10).

      In July 1998, the Company entered into an option agreement that granted it the right through 2003 to purchase approximately 95% of Belleli Energy S.r.L. ("Belleli"). Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. Under the terms of the option agreement, the Company was obligated to provide certain interim funding to Belleli. Because of its financial condition in 1999, the Company could no longer provide financial support to Belleli. In February 2000, SJMB, L.P. ("SJMB"), an affiliate of St. James, acquired a majority interest in Belleli from Belleli's shareholder, Impianti. As a result of this transaction, all of the Company's obligations with respect to Belleli have been released and discharged. The Company retains a 3.5% minority interest in Belleli.

      As a part of the Belleli transaction, the Company will issue warrants to purchase 750,000 shares of its common stock to SJMB at an exercise price of $1.25 per share (valued at $157,500). Additionally, the Company is obligated to reimburse SJMB for satisfying its installment payment obligations under the option agreement of approximately $280,000.

      At December 31, 1999, the Company had $197,418 in letters of credit outstanding. Additionally, the Company had guaranteed borrowings totaling $2.51 million of certain companies in which it holds equity interests (see Note 8).

      In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believes that it is entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It is the Company's position that it has offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agrees that the Company is owed an amount, in January 2000, the Seller filed suit against the Company in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that the Company defaulted on the $5 million note payment and asserted that the amount it owes the Company is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, the Company filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. The Company and the Seller are currently in discussions to resolve this disagreement. The principal is classified as current portion of long-term debt at December 31, 1999.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In May 2000, the Company filed suit against some of the former Blastco shareholders in Harris County District Court, in a suit styled INDUSTRIAL HOLDINGS, INC. AND INDUSTRIAL HOLDINGS ACQUISITION FOUR, INC. V. GARY H. MARTIN, WORLD WIDE LEASING, LUBRICATION SERVICES, INC. AND WILLIAM R. MASSEY. In the lawsuit, the Company alleged Messrs. Massey and Martin's fraud in failing to disclose, and in misrepresenting, certain facts about Blastco, as well as Mr. Martin's mismanagement and self-dealing as President of Blastco. The Company has not yet served the defendants.

      In addition to the above, the Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

12.  INCOME TAXES:

   The provision for income taxes for the years ended December 31 is as follows:

                                          1999            1998           1997
                                      -----------     -----------    -----------
Current
   Federal .......................    $(2,921,018)    $ 1,691,627    $ 2,948,112
   State .........................         43,145         511,000        347,697
                                      -----------     -----------    -----------
                                       (2,877,873)      2,202,627      3,295,809

Deferred, primarily federal ......     (4,397,792)      1,896,019        181,307
                                      -----------     -----------    -----------
Income tax expense (benefit) .....    $(7,275,665)    $ 4,098,646    $ 3,477,116
                                      ===========     ===========    ===========

      The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 1999, the Company has net operating loss ("NOL") carryforwards of approximately $23.3 million for income tax purposes which expire in 2017 and 2021. Of the carryforward amount, $22.2 million may be used at any time prior to its expiration. The remainder of these losses may be offset against the future income of the applicable subsidiary only and are subject to annual limitations.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes, primarily resulting from the acquisitions of the Company's subsidiaries. During 1999 the Company increased the deferred tax asset valuation allowance by $1.4 million to provide for a valuation allowance to the extent that the Company's NOL's exceeded its deferred income tax liabilities. Also during 1999, the Company recognized a deferred tax asset of $7.6 million as a result of the $23.3 million in loss carryforwards described above.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The major components of deferred income tax assets and liabilities at December 31 are as follows:

                                                     1999              1998
                                                 ------------      ------------
Deferred income tax liabilities:
   Depreciation ............................     $ (6,741,453)     $ (5,183,845)
   Other ...................................       (2,187,173)       (1,281,118)
                                                 ------------      ------------

   Total deferred income tax liabilities ...       (8,928,626)       (6,464,963)
                                                 ------------      ------------
Deferred income tax assets:
   Net operating loss carryforwards ........        7,928,012           499,882
   Inventory ...............................          592,741           436,144
   Other ...................................        1,530,176           884,683
                                                 ------------      ------------
   Total deferred income tax assets ........       10,050,929         1,820,709
                                                 ------------      ------------
Deferred income tax valuation allowance ....       (1,428,044)          (59,280)
                                                 ------------      ------------
Deferred income tax liability, net .........     $   (305,741)     $ (4,703,534)
                                                 ============      ============

   A reconciliation of income tax expense computed at statutory rates to income tax expense for the years ended December 31 is as follows:

                                                 1999            1998            1997
                                              -----------     -----------     -----------
Tax at statutory rate ....................    $(8,945,045)    $ 3,479,177     $ 2,951,338
Effect of permanent difference ...........        331,802         377,905         295,315
Increase (decrease) in deferred tax asset
   valuation allowance ...................      1,368,764          (5,541)           --
Tax effect of S corporation net income ...           --            (1,966)        (77,438)
Other ....................................       (261,451)        (88,189)         78,421
State income taxes, net of federal benefit        230,265         337,260         229,480
                                              -----------     -----------     -----------
Income tax expense (benefit) .............    $(7,275,665)    $ 4,098,646     $ 3,477,116
                                              ===========     ===========     ===========

13.  SHAREHOLDERS' EQUITY:

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

DISTRIBUTION TO SHAREHOLDERS

      Distributions to shareholders consist of distributions to S corporation shareholders prior to the acquisition of the S corporation by the Company as well as in 1997 dividends earned by holders of preferred stock of acquired companies prior to acquisition by the Company.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS TO ACQUIRE COMMON STOCK

      In 1998, the Company completed an offer to the holders of Class B warrants to exchange each Class B warrant and $10.00 cash for one share of common stock, one Class C warrant and one Class D warrant. The Company received net proceeds of $10.9 million after deducting approximately $0.1 million of related expenses.

      The following table sets forth the outstanding warrants to acquire 3,488,258 shares of common stock as of December 31, 1999:

                             NUMBER OF COMMON SHARES

Class B redeemable warrants to acquire common stock at $10.00 per share issued in connection with initial public offering and with tender offer to Class B warrant holders currently
   exercisable, expiring on January 14, 2001, redeemable upon 30
   days notice ....................................................      149,375
Class C redeemable warrants to acquire common stock at $15.00 per share issued in connection with tender offer to Class B warrant-
   holders, currently exercisable, expiring on January 14, 2001, redeemable if closing bid price of common stock equals or
   exceeds $20.00 for 20 consecutive days .........................    1,724,603
Class D redeemable warrants to acquire common stock at $22.50 per share issued in connection with tender offer to Class B warrant-
   holders, currently exercisable, expiring on January 14, 2001, redeemable if closing bid price of common stock equals or
   exceeds $25.00 for 20 consecutive days .........................    1,102,689
Warrant to acquire common stock at $3.27 per share issued in connection with private financing, currently exercisable,
   expiring on December 8, 2000 ...................................       99,304
Warrant to acquire common stock at $7.00 per share issued in connection with acquisition financing, currently exercisable,
   expiring on November 18, 2001 ..................................      382,287
Warrant to acquire common stock at $10.00 per share, currently
   exercisable, expiring on June 18, 2007 .........................       30,000

EMPLOYEE STOCK OPTION PLAN

      At December 31, 1999, the Company has a stock-based compensation plan under which shares or options can be granted to employees. The Company measures compensation cost for this plan using the intrinsic value method of accounting prescribed by APB Option No. 25 "Accounting for Stock Issued to Employees." Given the terms of the plan, no compensation cost has been recognized for stock options granted under the plan.

      Under the 1998 Incentive Stock Plan ("Employee Plan"), the Company may grant incentive or nonqualified options to key employees. As of December 31, 1999, there were 2.3 million shares of common stock reserved for issuance under the Employee Plan. The option price per share is generally the fair market value on the date the option is granted and each option is exercisable into one share of common stock. The options under the Employee Plan are exercisable immediately to five years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire ten years from the date of the grant.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about employee stock options outstanding at December 31:

                                                           1999                      1998                        1997
                                                  -----------------------    -----------------------    -----------------------
                                                                 WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                 AVERAGE                    AVERAGE                    AVERAGE
                                                                 EXERCISE                   EXERCISE                   EXERCISE
            FIXED OPTIONS                           SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
            -------------                         ----------     --------    ----------     --------    ----------     --------
Outstanding at the beginning of the year .....     1,179,700     $   9.55       522,750     $   6.68       438,000     $   4.09
Granted ......................................       150,000     $   3.19       822,000     $  11.87       208,750     $   9.87
Exercised ....................................        (3,250)    $  10.00      (156,800)    $   4.42      (124,000)    $   2.90
Forfeited ....................................      (702,500)    $  10.71        (8,250)    $   9.82          --           --
                                                  ----------     --------    ----------     --------    ----------     --------
Outstanding at end of year ...................       623,950     $   6.71     1,179,700     $  10.57       522,750     $   6.68
                                                  ----------     --------    ----------     --------    ----------     --------
Options exercisable at end of year ...........       591,450     $   7.08       455,077     $   8.79       293,250     $   5.34
Weighted-average fair value of options granted
    during the year at market price ..........       150,000     $   1.69       186,500     $   3.70       208,750     $   2.92
Weighted-average fair value of options granted
    during the year where exercise price is
    greater than market price at grant date ..          --           --         631,000     $   5.99          --           --

DIRECTORS' STOCK OPTION PLAN

      The Company has a stock option plan for Non-Employee Directors (the "Director Plan"). At December 31, 1999, there were 150,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and annually thereafter. Grants vest over nine months and are exercisable until the tenth anniversary of the date of grant. Grants have an exercise price equal to the fair market value of the Company's stock on the date of grant.

      The following table summarizes information about directors stock options outstanding at December 31:

                                                                        1999                   1998                   1997
                                                                -------------------    --------------------    --------------------
                                                                            WEIGHTED                WEIGHTED                WEIGHTED
                                                                            AVERAGE                 AVERAGE                 AVERAGE
                                                                            EXERCISE                EXERCISE                EXERCISE
            FIXED OPTIONS                                        SHARES      PRICE      SHARES       PRICE      SHARES       PRICE
            -------------                                        -------    --------    -------     --------    -------     --------
Outstanding at the beginning of the year ....................     75,000    $   9.28     60,000     $   6.78     80,000     $   2.90
Granted .....................................................       --          --       25,000     $  12.50     25,000     $  11.60
Exercised ...................................................       --          --      (10,000)    $   2.38    (45,000)    $   2.56
                                                                 -------    --------    -------     --------    -------     --------
Outstanding at end of year ..................................     75,000    $   9.28     75,000     $   9.28     60,000     $   6.78
                                                                 -------    --------    -------     --------    -------     --------
Options exercisable at end of year ..........................     75,000    $   9.28     75,000     $   9.28     60,000     $   6.78
Weighted-average fair value of options granted
    during the year at market price .........................       --          --         --           --       25,000     $   3.25
Weighted-average fair value of options granted
    during the year where exercise price is
    greater than market price at grant date .................       --          --       25,000     $   5.07       --           --

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999.

                                                    WEIGHTED
                                                    AVERAGE        WEIGHTED                             WEIGHTED
                                   NUMBER           REMAINING       AVERAGE          NUMBER             AVERAGE
       RANGE OF                OUTSTANDING AT      CONTRACTUAL    EXERCISABLE     EXERCISABLE AT      EXERCISABLE
   EXERCISABLE PRICES         DECEMBER 31, 1999       LIFE           PRICE       DECEMBER 31, 1999       PRICE
--------------------------    -----------------    -----------    -----------    -----------------    -----------
$2.38 - $3.19 ............        155,000             9.7         $      3.16         155,000         $      3.16
$4.00 - $5.00 ............        180,000             6.0         $      4.77         180,000         $      4.77
$9.00 - $10.50 ...........        287,950             8.7         $      9.99         267,950         $      9.99
$11.38 - $12.50 ..........         51,000             7.6         $     12.06          51,000         $     12.06
$13.75 ...................         25,000             8.5         $     13.75          12,500         $     13.75

      The Company's reported net income and earnings per share would have been reduced had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SAFS No. 123 "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected volatility range of .445% to .750%, a risk-free interest rate range of 5.75% to 6.00%; and expected lives of 3 to 6 years for stock options granted. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:

                                                              1999               1998              1997
                                                         --------------     --------------    --------------
Net income (loss) ....................    As reported    $  (19,033,290)    $    6,134,229    $    5,203,292
                                          Pro forma      $  (19,200,600)    $    4,641,237    $    4,785,377
Earnings (loss) per share:
      Basic ..........................    As reported    $        (1.27)    $          .44    $          .44
                                          Pro forma      $        (1.28)    $          .33    $          .41
      Diluted ........................    As reported    $        (1.27)    $          .42    $          .41
                                          Pro forma      $        (1.28)    $          .32    $          .38

14.  EMPLOYEE BENEFIT PLANS:

      The Company maintains various 401(k) savings plans that permit participants to contribute up to 18 percent of their compensation each year. The Company will match a percentage of a participant's contributions, subject to specified limits. The Company's results of operations reflect expenses associated with the plan of approximately $478,000, $359,000 and $230,000 for 1999, 1998 and 1997.

      On July 1, 1998, the Company acquired Beaird. Beaird has a non-contributory defined benefit plan covering its union employees. The plan provides benefits that are generally based on years of service. Annual contributions to the plan are sufficient to satisfy legal requirements.

      Net pension cost attributable to the Beaird plan includes the following components:

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Service cost -- benefits earned
     during the period .....................      $ 1,051,255       $   419,856
Interest cost on projected benefit
     obligation ............................          481,802           191,703
Unrealized net loss ........................           22,916             --
Expected return on plan assets .............         (486,596)         (218,033)
                                                  -----------       -----------

      Total pension cost ...................      $ 1,069,377       $   393,526
                                                  ===========       ===========

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 1999 and 1998.

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Change in Benefit Obligation
      Benefit obligation at beginning of year ..    $ 6,498,533     $ 5,909,781
      Service cost .............................      1,051,255         419,856
      Interest cost ............................        481,802         191,703
      Benefits paid ............................        (63,937)        (22,807)
      Actuarial (gain) loss ....................       (537,168)          --
                                                    -----------     -----------
      Benefit obligation, end of year ..........    $ 7,430,485     $ 6,498,533
                                                    -----------     -----------
Change in Plan Assets
      Plan asset, at beginning of year .........      5,423,952       4,784,729
      Benefits paid ............................        (63,937)        (22,807)
      Employer contributions ...................          --            588,574
      Actual investment return .................        842,566          73,456
                                                    -----------     -----------
      Plan assets, end of year .................    $ 6,202,581     $ 5,423,952
                                                    -----------     -----------
Reconciliation of Funded Status
      Funded status ............................     (1,227,904)     (1,074,581)
      Unrecognized prior service cost ..........          --              --
      Unrecognized actuarial (gain) loss .......       (771,477)        144,577
                                                    -----------     -----------
      Net amount recognized ....................    $(1,999,381)    $  (930,004)
                                                    ===========     ===========

      The benefit obligation was determined using an assumed discount rate of 6.5%. A long-term annual rate of compensation increase of 4.5% was assumed for the plan. The assumed long-term rate of return on plan assets was 9%. The unrecognized transitional asset, prior service cost and net (gain) or loss related to the plan were recognized at the acquisition date. A 1/4% change in the discount rate assumed in determining the benefit obligation would result in a change of $324,000 in benefit obligation.

15.  REPORTABLE SEGMENTS

      Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

      The accounting policies of the segments are the same as those of the Company as described in Note 2. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Intersegment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         HEAVY
                                      FASTENERS       FABRICATION         ENERGY        MACHINES       CORPORATE       CONSOLIDATED
                                   -------------     -------------    -------------   -------------   -------------   -------------
         1999
Sales .........................    $ 122,422,980     $  73,807,083    $  40,463,067   $   5,476,733   $        --     $ 242,169,863
Depreciation and amortization .        3,934,096         1,499,116        2,174,286         140,329          25,548       7,773,375
Income (loss) from operations .       (1,783,056)       (5,685,306)         943,323      (1,502,006)     (5,517,352)    (13,544,397)
Total assets ..................       97,908,496        44,986,642       33,132,805       2,621,617      10,593,146     189,242,706
Equity investment in affiliates        1,482,970              --         (2,488,090)           --              --        (1,005,120)
Capital expenditures ..........        3,238,571           871,936        6,234,356            --             9,753      10,354,616
         1998
Sales .........................    $ 110,403,167     $  40,011,472    $  53,487,881   $  14,305,192            --     $ 218,207,712
Depreciation and amortization .        3,151,524           549,849        2,234,069         151,868          31,273       6,118,583
Income from operations ........        6,893,607         1,981,421        4,317,198          22,656      (1,686,506)     11,528,376
Total assets ..................      106,246,831        58,427,308       31,530,596       3,969,087       3,494,833     203,668,655
Equity investment in affiliates        1,290,930              --           (777,646)           --              --           513,284
Capital expenditures ..........        2,865,211           689,674        2,425,918          79,847         318,719       6,379,369
         1997
Sales .........................    $  79,472,953              --      $  56,130,384   $  15,624,347   $        --     $ 151,227,684
Depreciation and amortization .        2,058,076              --          1,727,654         238,085          12,953       4,036,768
Income from operations ........        5,544,340              --          6,601,159        (257,326)       (884,040)     11,004,133
Total assets ..................       58,574,755              --         31,112,693       4,872,691         900,955      95,461,094
Equity investment in affiliates             --                --            594,832            --              --           594,832
Capital expenditures ..........        1,799,365              --          4,101,274         162,383          30,347       6,093,369

      RECONCILIATION OF INCOME (LOSS) FROM OPERATIONS TO NET INCOME (LOSS)

                                         1999             1998             1997
                                     ------------     ------------     ------------
Income (loss) from operations ...    $(13,544,397)    $ 11,528,376     $ 11,004,133
Equity earnings (losses) of
      unconsolidated affiliates .      (5,951,603)       2,144,131          (60,520)
Other income (expense):
      Interest expense ..........      (9,722,774)      (5,336,898)      (2,749,282)
      Interest income ...........         377,521          521,771          160,230
      Other income, net .........       2,532,298        1,375,495          325,847
                                     ------------     ------------     ------------
Total other income (expense) ....      (6,812,955)      (3,439,632)      (2,263,205)

Income (loss) before income taxes     (26,308,955)      10,232,875        8,680,408
Income tax expense (benefit) ....      (7,275,665)       4,098,646        3,477,116
                                     ------------     ------------     ------------
Net income (loss) ...............    $(19,033,290)    $  6,134,229     $  5,203,292
                                     ============     ============     ============

                     RECONCILIATION OF PRODUCTS AND SERVICES

                                                  1999            1998            1997
                                              ------------    ------------    ------------
Cold-formed fasteners, fastening
      systems and metal components .......    $ 41,081,034    $ 36,266,413    $ 31,900,128
Stud bolts, gaskets and hoses ............      81,341,946      74,136,754      47,572,825
Pressure vessels, storage tanks and
      related products ...................      73,807,083      40,011,472           --
Valves, pumps and related products .......      40,463,067      53,487,881      56,130,384
Machine tools and other ..................       5,476,733      14,305,192      15,624,347
                                              ------------    ------------    ------------
Sales ....................................    $242,169,863    $218,207,712    $151,227,684
                                              ============    ============    ============

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

      Summarized quarterly financial data for 1999 and 1998 are as follows (in thousands, except per share data):

                                    MARCH 31(1)        JUNE 30(1)       SEPTEMBER 30(1)     DECEMBER 31(1)
                                  ---------------    ---------------    ---------------     ---------------
1999
Sales ........................    $        72,325    $        66,514    $        55,544     $        47,787
Gross Profit .................             14,867             12,515              7,286               5,266
Net income (loss) ............              2,133                463             (7,294)            (14,335)
Earnings (loss) per share:
      Basic ..................                .14                .03               (.48)               (.96)
      Diluted ................                .14                .03               (.48)               (.96)

1998(2)
Sales ........................    $        43,110    $        44,581    $        63,570     $        66,947
Gross Profit .................             10,866             12,468             13,378              13,127
Net income ...................              1,393              2,438              1,420                 883
Earnings per share:
      Basic ..................                .10                .18                .10                 .06
      Diluted ................                .10                .17                .09                 .06

(1) Quarterly financial data presented herein has been retroactively restated to give effect to the pooled companies as described in Note 4.

(2) The Company acquired RJ in January 1998, Philform in February 1998, Beaird in July 1998, and Ideal and A&B in August 1998. The results of their operations have been included from the date of acquisition.

17.  SUBSEQUENT EVENTS:

      In March 2000, the Company sold its U.S. Crating subsidiary to its general manager for $400,000 at a gain of approximately $68,000. U.S. Crating provides crating, inspection, preparation and partial documentation services for domestic and international movement of goods. Sales for U.S. Crating were $1,626,408, $3,320,642 and $2,437,904 for the years ended December 31, 1999, 1998 and 1997, respectively.

      In June 2000, the Company reached an agreement in principle with St. James, subject to customary closing conditions and shareholder approval, to acquire from SJMB the general partnership interest and the 51% of limited partnership interests of Orbitform that the Company does not already own (the "St. James Transaction"). In the St. James Transaction, the Company would issue secured subordinated debt that is convertible into a number a number of shares of its Common Stock and warrants that are convertible into a number of shares of Common Stock that would exceed 20% of the Company's currently issued and outstanding shares. For that reason, and because the Company would be entering into a transaction with a greater-than-5% shareholder, The Nasdaq Stock Market requires that the Company submit the St. James Transaction to shareholders for their advance approval.

      In June 2000, the Company reached an agreement in principle to sell Blastco back to its former shareholders, including its current President. The sales price of Blastco is $2.0 million in cash, $0.8 million in notes receivable, and 1,586,265 shares of the Company's common stock that the former shareholders of Blastco received in the Company's acquisition of Blastco in a pooling-of-interests transaction. Also, the Company will retain inventory and equipment with a net book value of $0.3 million. Blastco's 1999 sales were $12.1 million. Blastco will retain its minority ownership in AWR. While this transaction is expected to close in the second quarter of 2000, there can be no assurances that it will be successfully completed on the terms as described above.

                                INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
          EXHIBIT                                                   NUMBERED
          NUMBER                IDENTIFICATION OF EXHIBIT            PAGES
          -------               -------------------------        ------------
            3.1        --     Amended and Restated Articles of
                              Incorporation of the Company. Exhibit
                              3.1 from Amendment No. 1 to the
                              Company's Registration Statement on
                              Form S-1 (No. 333-13323) (the "1996
                              Registration Statement") is
                              incorporated herein by this reference.
            3.2        --     Amended and Restated Bylaws of the
                              Company. Exhibit 3.2 from the 1996
                              Registration Statement is
                              incorporated herein by this reference.
            4.1        --     Specimen Certificate of Common Stock,
                              $.01 par value, of the Company.
                              Exhibit 4.1 to the Company's
                              Registration Statement on Form S-1
                              (No. 33-43169) dated October 7, 1991
                              (the "Registration Statement"), as
                              amended, is incorporated herein by
                              reference.
            4.2        --     Class B Redeemable Warrant Agreement
                              and specimen of Class B Redeemable Warrant
                              Certificate. Exhibit 4.2 to the Company's
                              Registration Statement is incorporated
                              herein by this reference.
            4.3        --     Designation of Warrant Agent (Class B
                              Redeemable Warrant), dated as of
                              November 1, 1996. Exhibit 4.3 the
                              1996 Registration Statement is
                              incorporated herein by this reference.
            4.4        --     Class C Redeemable Warrant Agreement
                              and specimen of Class C Redeemable Warrant
                              Certificate. Exhibit 4.4 to the 1996
                              Registration Statement is incorporated
                              herein by this reference.
            4.5        --     Designation of Warrant Agent (Class C
                              Redeemable Warrant), dated as of
                              November 1, 1996. Exhibit 4.5 to the
                              1996 Registration Statement is
                              incorporated herein by this reference.
            4.6        --     Class D Redeemable Warrant Agreement
                              and specimen of Class D Redeemable
                              Warrant Certificate, Exhibit 4.5 from
                              Amendment No. 1 to the Company's
                              Registration Statement on Form S-2
                              (No. 333-37915) (the "1997
                              Registration Statement") is incor-
                              porated herein by this reference.

                                      EX-1

                                                                 SEQUENTIALLY
          EXHIBIT                                                   NUMBERED
          NUMBER                IDENTIFICATION OF EXHIBIT            PAGES
          -------               -------------------------        ------------
           10.1        --     Second Amendment to Employment
                              Agreement of Robert E. Cone. Exhibit
                              10.1 to the 1996 Registration
                              Statement is incorporated herein by
                              this reference.
           10.2        --     The Company's 1998 Incentive Plan is
                              incorporated herein by this reference
                              to the Proxy Statement dated June 10,
                              1998.
           10.3        --     1995 Non-Employee Director Stock
                              Option Plan incorporated herein by
                              reference to the Proxy Statements
                              dated May 27, 1997 and May 25, 1994.
           10.4        --     1994 Amended and Restated Incentive
                              Stock Plan incorporated herein by
                              this reference to the Proxy Statement
                              dated May 27, 1997 and May 26, 1995.
           10.5        --     Promissory Note dated December 6,
                              1995, by and among the Company,
                              Landreth Engineering Company and
                              General Electric Corporation. Exhibit
                              10.1 to the Company's Current Report
                              on Form 8-K dated December 7, 1995 is
                              incorporated herein by this reference.
           10.6        --     Line of Credit Facility, by and among
                              the Company and Comerica. Exhibit
                              10.1 to the Company's Current Report
                              on Form 8-K dated July 14, 1998
                              incorporated herein by this reference.
           10.7        --     Promissory Note by and among the
                              Company, American Rivet Company,
                              Inc., LSS-LoneStar-Houston, Inc.,
                              Bolt Manufacturing Co., Inc. and
                              Heller Financial, Inc. ("Heller").
                              Exhibit 10.1 from the Company's
                              Current Report on Form 8-K dated
                              December 1, 1997 is incorporated
                              herein by this reference.
            10.8     --       Promissory Note dated August 14, 1998
                              by and among the Company, American
                              Rivet Company, Inc.,
                              LSS-LoneStar-Houston, Inc., Bolt
                              Manufacturing Co., Inc., Manifold
                              Valve Services, Inc., and Rex
                              Machinery Movers, Inc. and Heller.

                                      EX-2

                                                                 SEQUENTIALLY
          EXHIBIT                                                   NUMBERED
          NUMBER                IDENTIFICATION OF EXHIBIT            PAGES
          -------               -------------------------        ------------
           10.9        --     Agreement of Limited Partnership of
                              OF Acquisition, L.P. Exhibit 2.2
                              from the Company's Current Report on
                              Form 8-K dated February 10, 1998 is
                              incorporated herein by this reference.
           10.10       --     Comerica Leasing Corporation Lease
                              Agreement. Exhibit 10.2 from the
                              Company's Current Report on Form 8-K
                              dated July 14, 1998 is incorporated
                              herein by this reference.
           10.11       --     Stock Purchase Warrant Agreement
                              dated November 18, 1996, from the
                              Company in favor of St. James.
                              Exhibit 10.5 to the Company's Current
                              Report on Form 8-K dated November 18,
                              1996 is incorporated herein by this
                              reference.

           21*         --     Subsidiaries of the Company            Ex-4
           23.1*       --     Consent of Deloitte & Touche LLP       Ex-5
           23.2*       --     Consent of Arthur Andersen LLP         Ex-6
           23.3*       --     Consent of Weinstein Spira &
                                Company, P.C.                        Ex-7
           23.4*       --     Consent of Karlins Arnold &
                                Corbitt, P.C.                        Ex-8
           23.5*       --     Consent of Simonton, Kutac &
                              Barnidge, LLP                          Ex-9
           23.6*       --     Consent of Kuhl & Schultz, P.C.        Ex-10
           27.1*       --     Financial data schedule                Ex-11

----------

* Filed herewith.

                                      EX-3