Form 10-Q
period 2000-03-31
INDUSTRIAL HOLDINGS INC
filed 2000-06-14
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000


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

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] [X] No



   The aggregate market value of common stock held by non-affiliates of the registrant was $16,224,926 at June 9, 2000. At that date, there were 15,111,097 shares of common stock outstanding.
================================================================================

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                        PAGE NO.
PART  I     FINANCIAL INFORMATION

            Item 1   Financial Statements (unaudited)

                     Consolidated Balance Sheets at March 31, 2000
                       and December 31, 1999 ............................1
                     Consolidated Statements of Operations for the
                       Three Months ended March 31, 2000 and 1999 .......2
                     Consolidated Statements of Cash Flows for the
                       Three Months ended March 31, 2000 and 1999 .......3
                     Notes to Consolidated Financial Statements..........4

            Item 2   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....10

            Item 3   Quantitative and Qualitative Disclosures about
                       Market Risk......................................22

PART  II    OTHER INFORMATION
            Item 1.  Legal Proceedings..................................23

            Item 2.  Changes in Securities (no response required)

            Item 3.  Defaults upon Senior Securities....................23

            Item 4.  Submission of Matters to a Vote of
                       Security Holders (no response required)

            Item 5.  Other Information (no response required)

            Item 6.  Exhibits and reports on Form 8-K (None)............24

                                     PART I
                              FINANCIAL INFORMATION

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                    MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                  -------------   -------------
                     ASSETS                        (unaudited)
Current assets:
Cash and equivalents .........................    $   1,167,807   $   1,738,244
Accounts receivable - trade, net .............       32,794,283      38,510,825
Cost and estimated earnings in excess
  of billings ................................        4,161,587       3,704,496
Inventories ..................................       39,558,092      38,259,523
Employee advances ............................           59,397          59,397
Notes receivable, current portion ............        4,122,379       4,175,180
Other current assets .........................        2,233,959       4,701,563
                                                  -------------   -------------
    Total current assets .....................       84,097,504      91,149,228

Property and equipment, net ..................       63,666,447      64,706,601
Notes receivable, less current portion .......          324,651       1,119,778
Investment in unconsolidated affiliates ......          532,321      (1,005,120)
Other assets .................................        7,534,158       7,172,425
Goodwill and other intangible assets, net ....       25,774,970      26,099,794
                                                  -------------   -------------
  Total assets ...............................    $ 181,930,051   $ 189,242,706
                                                  =============   =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable ................................    $  43,188,560   $  46,192,562
Accounts payable - trade .....................       25,887,929      24,687,805
Billings in excess of costs and estimated
  earnings ...................................        1,067,935       2,170,095
Accrued expenses .............................       12,371,759      11,410,494
Current portion of long-term obligations .....       43,483,963      42,766,929
                                                  -------------   -------------
     Total current liabilities ...............      126,000,146     127,227,885

Long-term obligations, less current portion ..        8,821,360       9,902,936
Other long-term liabilities ..................        2,360,972       2,202,566
Deferred income tax liability ................          305,741         305,741
                                                  -------------   -------------
      Total liabilities ......................      137,488,219     139,639,128
                                                  -------------   -------------
Shareholders' equity:
    Preferred stock $.01 par value, 7,500,000
      shares authorized, no shares issued or
      outstanding
    Common stock $.01 par value,
      50,000,000 shares authorized, 15,111,097
      shares issued and outstanding ..........          151,110         151,110
   Additional paid-in capital ................       54,305,383      54,200,383
   Retained deficit ..........................       (9,334,903)     (3,868,157)
   Notes receivable from officers ............         (679,758)       (879,758)
                                                  -------------   -------------

        Total shareholders' equity ...........       44,441,832      49,603,578
                                                  -------------   -------------
        Total liabilities and shareholders'
          equity .............................    $ 181,930,051   $ 189,242,706
                                                  =============   =============

            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                              THREE MONTHS ENDED MARCH 31,
                                                 2000             1999
                                             ------------     ------------

      Sales .............................    $ 53,566,249     $ 72,324,728
      Cost of sales .....................      43,181,794       57,458,031
                                             ------------     ------------
      Gross profit ......................      10,384,455       14,866,697

      Selling, general and administrative
         expenses .......................      12,759,739       10,493,392
                                             ------------     ------------

      Income (loss) from operations .....      (2,375,284)       4,373,305
                                             ------------     ------------
      Earnings from equity investments
        in unconsolidated affiliates.....          20,109          563,131
      Other income (expense):
         Interest expense ...............      (3,093,693)      (1,995,745)
         Interest income ................          66,152           74,682
         Other income (expense), net ....         (84,030)         529,280
                                             ------------     ------------

      Total other income (expense) ......      (3,111,571)      (1,391,783)
                                             ------------     ------------

      Income (loss) before income taxes .      (5,466,746)       3,544,653

      Income tax expense ................            --          1,411,518
                                             ------------     ------------

      Net income (loss) .................    ($ 5,466,746)    $  2,133,135
                                             ============     ============

      Basic earnings (loss) per share ...    $       (.36)    $        .14
      Diluted earnings (loss) per share .    $       (.36)    $        .14

      Weighted average number of common
        shares outstanding - basic ......      15,111,097       14,758,122

      Weighted average number of common
        shares outstanding - dilutive....      15,111,097       15,393,132


            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                               2000            1999
                                                            -----------     -----------
      Cash flows from operating activities:
         Net income (loss) .............................    ($5,466,746)    $ 2,133,135
         Adjustments to reconcile net income (loss)
           to net cash provided by operating activities:
               Depreciation and amortization ...........      1,976,004       1,821,958
               Equity in earnings of unconsolidated
                 affiliates ............................        (20,109)       (563,131)
               Deferred income tax benefit .............           --              (829)
               Deferred compensation expense ...........        158,406          19,665
               Deferred gain on demolition contract ....           --          (250,000)
         Changes in assets and liabilities:
               Accounts receivable .....................      5,716,542        (763,939)
               Employee advances .......................           --              (574)
               Inventories .............................     (1,298,569)     (1,278,567)
               Notes receivable ........................        976,928         543,357
               Other assets ............................      1,753,780      (3,125,540)
               Accounts payable ........................      1,200,124      (1,762,431)
               Accrued expenses and other ..............       (140,895)      4,255,665
                                                            -----------     -----------
                     Net cash provided by
                       operating activities ............      4,855,465       1,028,769
      Cash flows from investing activities:
         Purchase of property and equipment ............     (1,209,025)     (3,392,083)
         Proceeds from disposals of property and
           equipment, net ..............................        597,999          75,583
         Investment in unconsolidated affiliates .......     (1,446,332)       (500,051)
                                                            -----------     -----------
                      Net cash used in investing .......     (2,057,358)     (3,816,551)
      Cash flows from financing activities:
         Net borrowing (repayment) under
           revolving line of credit ....................     (3,004,002)      2,303,991
         Proceeds from the issuance of long-term
           obligations .................................      1,925,067         246,637
         Principal payments on long-term obligations ...     (2,289,609)     (1,776,436)
         Proceeds from issuance of common stock ........           --            85,717
                                                            -----------     -----------
            Net cash provided by (used in) by financing
              activities ...............................     (3,368,544)        859,909
                                                            -----------     -----------
      Net decrease in cash and cash equivalents ........       (570,437)     (1,927,873)
      Cash and cash equivalents, beginning of period ...      1,738,244       3,412,411
                                                            -----------     -----------
      Cash and cash equivalents, end of period .........    $ 1,167,807     $ 1,484,538
                                                            ===========     ===========
      Supplemental disclosures of cash flow information:
         Cash paid for:
            Interest ...................................    $   722,600     $ 1,803,683
            Income taxes ...............................           --              --
      Supplemental schedule of non-cash investing
        and financing activities:
            Issuance of warrants .......................        157,500            --


            See notes to unaudited consolidated financial statements

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000



1.        BASIS OF PRESENTATION AND MANAGEMENT PLANS

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified from previous periods to conform to the current presentation.

          The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company had current liabilities in excess of current assets of $36,078,657 and $41,902,642 and debt in default at December 31, 1999 and March 31, 2000, respectively. In addition, the Company incurred a net loss of $19,033,290 for the year ended December 31, 1999 and $5,466,746 for the three-month period ended March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

          The Company has a $55 million revolving line of credit with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which expires in June 2001. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. The Company requested and received waivers from the Senior Lenders for the March 31, 1999 and June 30, 1999 reporting periods; however, the Company did not seek waivers for the reporting dates of September 30, 1999, December 31, 1999 or March 31, 2000. The Company is in violation of the credit agreement and although the Senior Lenders have not expressed the intent to call this obligation, the Senior Lenders retain the right to do so. The Company has held preliminary discussions with the Senior Lenders to modify the terms and covenants of the credit agreement. The Company has reached an agreement in principle with the Senior Lenders that would (i) accelerate maturity to January 31, 2001, (ii) reduce the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increase the interest rate to prime plus 3%, payable weekly and (iv) modify the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as require limitations on capital expenditures. In addition, the Senior Lenders would waive all prior violations under the credit agreement. However, no assurances can be given that the Company will be able to successfully conclude the arrangement being considered.

          In connection with the proposed credit agreement amendment, St. James Capital Corp. or its affiliates (collectively, "St. James") would be required to provide a $2 million guaranty to the Senior Lenders in order to secure any over-advances that may occur under the terms of the proposed credit agreement amendment. In exchange for providing this guaranty, the Company plans to (i) issue to St. James warrants to acquire 400,000 shares of the Company's common stock at $1.25 per share (valued at $84,000), and (ii) forgive a $0.35 million note receivable from St. James. In addition, if the guaranty is funded, the Company plans to issue to St. James up to 500,000 warrants to acquire its common stock at $1.25 per share (valued at up to $105,000), depending on the amount of the funding.

          The Company has a $9.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. The Company requested and received waivers from Heller through the September 30, 1999 reporting period; however, the Company did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. The Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so. The Company has held preliminary discussions with Heller to obtain waivers for the events of non-compliance; however, no assurances can be given that the Company will be able to successfully obtain the required consents.

          In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believes that it is entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It is the Company's position that it has offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agrees that the Company is owed an amount, in January 2000, the Seller filed suit against the Company in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that the Company defaulted on the $5 million note payment and asserted that the amount it owes is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, the Company filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. The Company and Seller are currently in discussions to resolve this disagreement. The principal is classified as current portion of long-term obligations at March 31, 2000.

          The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain the refinancing discussed above or new financing as may be required.

2.        INVENTORY

          Inventory consists of the following:

                             MARCH 31      DECEMBER 31
                               2000           1999
                            -----------    -----------
          Raw materials     $11,397,195    $11,791,300
          Finished goods     23,467,273     22,087,638
          Other ........      4,693,624      4,380,585
                            -----------    -----------
                            $39,558,092    $38,259,523
                            ===========    ===========

3.        REPORTABLE SEGMENTS

          The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Intersegment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.

                                        HEAVY
                      FASTENERS      FABRICATION         ENERGY          MACHINES        CORPORATE       CONSOLIDATED
                     ------------    ------------     ------------     ------------     ------------     ------------
AS OF AND FOR THE
THREE MONTHS ENDED:
MARCH 31, 2000
Sales ...........    $ 30,644,222    $  7,964,062     $ 11,970,264     $  2,987,701                      $ 53,566,249
Income (loss)
 from operations        1,337,784      (1,482,269)         (13,207)          56,654     $ (2,274,246)      (2,375,284)
Total assets ....      99,498,296      35,866,261       35,355,815        3,261,771        7,947,908      181,930,051

MARCH 31, 1999
Sales ...........    $ 34,259,693    $ 25,594,204     $ 11,126,325     $  1,344,506                      $ 72,324,728
Income (loss)
 from operations        2,151,022         707,743        2,137,746          (97,889)    $   (525,317)       4,373,305

DECEMBER 31, 1999
Total assets ....      98,908,496      44,986,642       33,132,805        2,621,617       10,593,146      189,242,706

4.        EARNINGS (LOSS) PER SHARE

          The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,

                                                           2000              1999
                                                        ------------     ------------
EARNINGS (LOSS) FOR BASIC AND DILUTED
  COMPUTATION:
Net income (loss) used for basic earnings per share     ($ 5,466,746)    $  2,133,135
Interest on convertible debt securities, net of tax                            43,828
                                                        ------------     ------------
Net income (loss) available to common shareholders .    ($ 5,466,746)    $  2,176,963
                                                        ============     ============


BASIC EARNINGS (LOSS) PER SHARE:
Weighted average common shares outstanding .........      15,111,097       14,758,122
                                                        ============     ============


Basic earnings (loss) per share ....................    $       (.36)    $        .14
                                                        ============     ============


DILUTED EARNINGS (LOSS) PER SHARE:
Weighted average common shares outstanding .........      15,111,097       14,758,122
Shares issuable from assumed conversion of common
 share options, warrants granted and debt conversion            --            635,010
                                                        ------------     ------------

Weighted average common shares outstanding,
 as adjusted .......................................      15,111,097       15,393,132
                                                        ============     ============


Diluted earnings (loss) per share ..................    $       (.36)    $       0.14
                                                        ============     ============


          Stock options and warrants were not included in the loss per share computation for 2000 as their effect was anti-dilutive due to the loss recorded.

5.        DEBT

          Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures. At December 31, 1999 and March 31, 2000, the Company was not in compliance with several of these covenants. Because of the losses incurred, the Company did not meet certain required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio required by the debt agreements. Additionally, the Company does not anticipate being in compliance with these covenants any time during 2000 absent modifications from the specific lenders. The Company has not received waivers for these covenant violations, and as a result, has classified these obligations as current in the accompanying consolidated balance sheets at December 31, 1999 and March 31, 2000. Although the lenders have not expressed the intent to do so, they have the ability to accelerate repayment of these obligations.

6.        COMMITMENTS AND CONTINGENCIES

          In July 1998, the Company entered into an option agreement that granted it the right to purchase approximately 95% of Belleli Energy S.r.L. ("Belleli") through 2003. Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. Under the terms of the option agreement, the Company was obligated to provide certain interim funding to Belleli. Because of its financial condition in 1999, the Company could no longer provide financial support to Belleli. In February 2000, SJMB, L.P. ("SJMB"), an affiliate of St. James Capital Partners, L.P. ("SJCP"), a large shareholder of IHI (SJMB, SJCP and its affiliates, collectively "St. James"), acquired a majority interest in Belleli from Belleli's shareholder, Impianti. As a result of this transaction, all of the Company's obligations with respect to Belleli have been released and discharged. The Company retains a 3.5% minority interest in Belleli.

          As a part of the Belleli transaction the Company will issue warrants to purchase 750,000 shares of its common stock to SJMB at an exercise price of $1.25 per share (valued at $157,500). Additionally, the Company is obligated to reimburse SJMB for satisfying its installment payment obligations under the option agreement of approximately $280,000.

          In May 2000, the Company filed suit against some of the former Blastco Services Company shareholders in Harris County District Court, in a suit styled INDUSTRIAL HOLDINGS, INC. AND INDUSTRIAL HOLDINGS ACQUISITION FOUR, INC. V. GARY H. MARTIN, WORLD WIDE LEASING, LUBRICATION SERVICES, INC. AND WILLIAM R. MASSEY. In the lawsuit, the Company alleged Messrs. Massey and Martin's fraud in failing to disclose, and in misrepresenting, certain facts about Blastco, as well as Mr. Martin's mismanagement and self-dealing as President of Blastco. The Company has not yet served the defendants.

          In addition to the above, the Company is involved in various claims and litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

7.        DIVESTITURES

          In March 2000, the Company sold its U.S. Crating subsidiary to its general manager for $400,000 and recognized a gain of approximately $68,000. U.S. Crating provides crating, inspection, preparation and partial documentation services for domestic and international movement of goods. Revenues for U.S. Crating were $105,342 and $415,809 for the three month periods ended March 31, 2000 and 1999, respectively.

          In January 2000, Midland Recycle, L.L.C. ("Midland") in which the Company owned a 30% interest was liquidated for less than its net book value. As a result, the Company wrote off a $343,000 intercompany note receivable and recognized a $280,000 loss on the investment in 1999.

8.        SUBSEQUENT EVENTS

          PROPOSED ACQUISITION OF REMAINING 51% OF OF ACQUISITION, L.P. PARTNERSHIP INTEREST

          In June 2000, the Company reached an agreement in principle with St. James, subject to customary closing conditions and shareholder approval, to acquire from SJMB the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that the Company does not already own (the "St. James Transaction"). In the St. James Transaction, the Company would issue secured subordinated debt that is convertible into a number of shares of Common Stock and warrants that are convertible into a number of shares of Common Stock that would exceed 20% of the Company's currently issued and outstanding shares. For that reason, and because the Company would be entering into a transaction with a greater-than-5% shareholder, The Nasdaq Stock Market (the "Nasdaq NMS") requires that the Company submit the St. James Transaction to its shareholders for their advance approval.

          PROPOSED SALE OF BLASTCO SERVICES COMPANY

          In June 2000, the Company reached an agreement in principle to sell Blastco back to its former shareholders, including its current President. The sales price of Blastco is $2.0 million in cash, $0.8 million in notes receivable, and 1,586,265 shares of the Company's common stock that the former shareholders of Blastco received in the Company's acquisition of Blastco in a pooling-of-interests transaction. Also, the Company will retain inventory and equipment with a net book value of $0.3 million. Blastco's 1999 sales were $12.1 million. Blastco will retain its minority ownership ownership in AWR. While this transaction is expected to close in the second quarter of 2000, there can be no assurances that it will be successfully completed on the terms as described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          GENERAL

          We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. Operations are organized into four business segments: (i) fastener manufacturing and distribution; (ii) heavy fabrication; (iii) valve manufacturing and repair (now know as "energy"); and (iv) machine tool distribution.

          In addition to our current focus on refinancing our indebtedness (see Liquidity and Capital Resources), our business strategy is to increase the sales, cash flow and profitability of each business segment through a turnaround plan that was developed and implemented by the Company to address the operational difficulties that occurred during 1999 and into 2000. This turnaround plan entails streamlining our operations and refocusing on our core competencies in the following three areas:

          ENHANCE REVENUE GROWTH. We believe that significant opportunities exist to enhance revenue growth in our business segments. We plan to achieve this growth by (i) promoting cross-selling opportunities across our customer base; (ii) identifying new applications and new markets for our existing products, production capabilities, and skill base; and (iii) acquiring companies that are strategic fits within our business segments. To date in the fastener segment, we have integrated the sales of certain product lines across each of the related companies within this segment. In the valve segment, rather than integrate the sales of our product lines across the companies within that segment, we have begun to integrate our customer base through the joint marketing of the individual companies' products and services to the entire valve segment customer base. Over the next year, we will continue to expand on these efforts. In the heavy fabrication segment, we have focused our efforts on developing and expanding our power generation customers in order to solidify our position in this burgeoning market. We believe that our strong market positions within the niche markets we serve enhance our ability to effectively implement this aspect of the turnaround plan. Although historically much of our growth has been through acquisition, acquisitions will not be an area of emphasis until our turnaround plan has been fully executed and our financial performance has returned to historical levels.

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

          During the past sixteen months, we have (i) consolidated three of our facilities into other existing facilities, (ii) sold two non-core business units, (iii) closed and liquidated four non-core and unprofitable business units, (iv) completed the installation of two ERP systems, (v) converted one plant from a traditional "batch and queue" operation to one that employs one-piece flow or cellular production, and (vi) reduced inventory and receivables. On a going-forward basis, we intend to (i) consolidate an additional plant into an existing facility, (ii) sell three parcels of excess real estate, (iii) convert the distribution operations of our fastener segment to a common ERP system, and (iv) continue the implementation of "lean" manufacturing techniques. We plan to continue to pursue similar measures when it is our best interest to do so.

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

          RESULTS OF OPERATIONS

          The following table sets forth certain operating statement data for each of our segments for each of the periods presented.

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2000         1999
                                                  --------     --------
          Sales:                                     (000's omitted)
            Fastener Manufacturing and
                Distribution .................    $ 30,703     $ 34,260
            Heavy Fabrication ................       7,964       25,594
            Energy ...........................      11,911       11,126
            Machine Tool Distribution ........       2,988        1,345
                                                  --------     --------
                                                    53,566       72,325
          Cost of Sales:
            Fastener Manufacturing and
                Distribution .................      23,421       26,236
            Heavy Fabrication ................       8,015       23,044
            Energy ...........................       9,408        7,191
            Machine Tool Distribution ........       2,337          987
                                                  --------     --------
                                                    43,181       57,458
          Selling, General and Administrative:
            Fastener Manufacturing and
                Distribution .................       5,945        5,872
            Heavy Fabrication ................       1,431        1,842
            Energy ...........................       2,516        1,798
            Machine Tool Distribution ........         594          456

            Corporate ........................       2,274          526
                                                  --------     --------
                                                    12,760       10,494

          Operating Income (Loss) ............    ($ 2,375)    $  4,373
                                                  ========     ========



          THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999.

          SALES. On a consolidated basis, sales decreased $18.8 million or 26% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

          Fastener Segment sales decreased $3.6 million or 10% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Sales decreased due to the consolidation of one distribution facility and reduced sales into the upstream oil and gas market.

          Heavy Fabrication Segment sales decreased $17.6 million or 69% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease is attributable to the completion of a major contract for wind turbine towers in June 1999 that has not been replaced. A substantial percentage of this segment's revenues is derived from customers in the hydrocarbon processing industry. Customers in the processing industry materially reduced their capital spending during 1999 and into 2000, which directly impacted sales in this segment. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets the Company has traditionally served. The Company actively pursued sales in new markets in the first quarter of 2000 and is beginning to see results from these efforts. Backlog at Beaird as of March 31, 2000 has increased 64% over December 31, 1999. However, due to the long-term nature of the contracts in this segment, sales in the second quarter are expected to approximate sales in the first quarter. However, sales in the second half of 2000 are expected to exceed sales in the first half of the year.

          Energy Segment sales increased $0.8 million or 7% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector. Increasing worldwide demand for oil and gas coupled with declining production has resulted in more stable prices and the worldwide rig count has increased. Should oil and gas prices remain at or near current levels, we expect sales to continue to increase in this segment.

          Machine Segment sales increased $1.6 million or 122% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, as demand for machine tools in our sales region has increased with the improvement in the energy sector. Sales in future periods will be negatively impacted in this segment due to the sale of our export crating business, which reported sales of $1.6 million for all of calendar 1999. However, we do not expect this transaction to have a material impact on operating results of this segment and the loss in sales due to this transaction is expected to be more than offset by increased sales of machine tools.

          COST OF SALES. Cost of sales decreased $14.3 million or 25% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

          Fastener Segment cost of sales decreased $2.8 million or 11% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily as a result of the decrease in sales described above as gross margin remained relatively constant.

          Heavy Fabrication Segment cost of sales decreased $15.0 million or 65% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. In response to the declining sales, Beaird attempted to reduce costs in all areas and substantially reduced its workforce. Gross margin decreased from 10% in the first quarter of 1999 to 0% in the first quarter of 2000 as sales decreased to levels that were insufficient to generate enough gross profit to cover fixed costs.

          Energy Segment cost of sales increased $2.2 million or 31% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Gross margin decreased from 35% for the first quarter of 1999 to 21% in the first quarter of 2000. The significant decrease in margin was primarily in the refinery demolition business. Costs of sales in the refinery demolition area were not reduced in response to declining refinery demolition sales, resulting in a significant decline in profitability in that market. We anticipate gross margins in the second quarter of 2000 to be comparable to the first quarter of 2000; however, we anticipate gross margin in the second half of 2000 to improve substantially as we expect to close the proposed sale of the company that operates in the refinery demolition market.

          Machine Segment cost of sales increased $1.4 million or 137% as a result of the increase in sales described above. Gross margins for the first quarter of 2000 were 22%, as compared with 27% for the first quarter of 1999 primarily as a result of a change in sales mix as export crating represented a higher percentage of total sales for this segment in 1999. Gross margins have historically been higher for export crating compared to machine sales.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.3 million or 22% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

          Fastener Segment selling, general and administrative expense was $5.9 million in the first quarter of 2000 and 1999.

          Heavy Fabrication Segment selling, general and administrative expense decreased $0.4 million or 22% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to a reduction in the workforce and cost reduction measures implemented as a result of the decrease in sales detailed above.

          Energy Segment selling, general and administrative expenses increased $0.7 million or 40% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily as a result of an increase of $0.5 million at Blastco, the company's refinery demolition subsidiary. Of this increase, $0.2 million was associated with this subsidiary's private aircraft, which it did not lease in the first quarter of 1999, and $0.1 million was an increase in travel expenses.

          Machine Segment selling, general and administrative expenses increased $0.1 million or 30% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily as a result of the increases in sales described above.

          Corporate selling, general and administrative expenses increased $1.7 million or 332% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due primarily to $1.0 million in professional fees and other expenses associated with the company's refinancing efforts.

          EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $0.5 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily as a result of the company's equity investee involved in demolition activities which had earnings in the first quarter of 1999 and had no earnings in 2000 as anticipated losses on its contracts were accrued as of December 31, 1999.

          INTEREST EXPENSE. Interest expense increased $1.1 million or 55% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, primarily as a result of higher debt levels and interest rates.

          OTHER INCOME (EXPENSE), NET. Other income (expense) was an expense of $0.1 million for the three months ended March 31, 2000 compared to income of $0.5 million for the three months ended March 31, 1999 primarily because of losses on equipment sales in 2000 in comparison to gain on equipment sales in 1999, and a $0.25 million deferred gain recognized on the sale of a demolition contract.

          INCOME TAXES. The Company recognized no tax benefit for the three months ended March 31, 2000 as a result of an increase in the valuation allowance to offset the deferred tax asset associated with its additional net operating loss carry forwards.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2000, we had a deficit in retained earnings of $9,149,903 and a working capital deficit of $41,902,642 as a result of $86,672,523 in debt maturing on or before March 31, 2001.

          PRINCIPAL DEBT INSTRUMENTS. As of March 31, 2000, we had an aggregate of $95.5 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. In June 2000, we reached an agreement in principle to amend our credit agreement with our senior lenders, which represents $54.5 million of debt, through January 2001.

          We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debt facilities in 2000, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

          We have a $55 million revolving line of credit with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which expires in June 2001. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from the Senior Lenders for the March 31, 1999 and June 30, 1999 reporting periods; however, we did not seek waivers for the reporting dates of September 30, 1999,

          December 31, 1999 or March 31, 2000. We were in violation of the credit agreement and although the Senior Lenders have not expressed the intent to call this obligation, the Senior Lenders retain the right to do so. The principal amount of the credit facility is the lesser of $55 million at March 31, 2000 or a defined borrowing base. The credit facility bore interest at the prime rate of Comerica plus 2% at December 31, 1999 (which was 11% at March 31, 2000), and allows the borrowing of funds based on 80% of eligible accounts receivable and 50% of eligible inventory. At March 31, 2000, we had no availability under the credit facility. At June 9, 2000, we had availability under the credit facility of approximately $0.4 million. We have held preliminary discussions with the Senior Lenders to modify the terms and covenants of the credit agreement. We have reached an agreement in principle with the Senior Lenders that would (i) accelerate maturity to January 31, 2001, (ii) reduce the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increase the interest rate to prime plus 3%, payable weekly and (iv) modify the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as require limitations on capital expenditures. In addition, the Senior Lenders would waive all prior violations under the credit agreement. However, no assurances can be given that we will be able to successfully conclude the arrangement being considered.

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

          We are in default of a $5 million note payable to Trinity Industries, Inc. ("Trinity"). We and Trinity have entered into litigation regarding the note payable. (See Part II Other Information Item 1. Legal Proceedings.)

          Our liquidity has been constrained by our borrowing base limitations and by our operating losses and, as a result, our financial position and cash flows have been adversely effected. We have experienced an increase in the level of our accounts payable at December 31, 1999 and March 31, 2000 as compared to prior periods. We continue to explore various alternative to improve our liquidity, including refinancing our indebtedness with other lenders. In addition, we have identified and are pursuing the sale of non-strategic assets as well as raising additional debt and equity capital. There can be no assurance that we will successfully refinance our indebtedness with other lenders, or successfully sell non-strategic assets.

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

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the quarter ended March 31, 2000, net cash provided by operating activities was $4.9 million compared to the quarter ended March 31, 1999, which provided cash of $1.0 million.

          NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the quarter ended March 31, 2000 and 1999, the Company made capital expenditures of approximately $1.2 million and $3.4 million, respectively. Additionally, the Company made investments in unconsolidated affiliates of $1.4 million and $0.5 million, respectively.

          NET CASH PROVIDED BY FINANCING ACTIVITIES. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used net cash of $3.4 million in the quarter ended March 31, 2000 compared with providing $0.9 million in 1999. During the quarter ended March 31, 2000, we had net borrowings of $3.0 million under our credit facilities compared to net repayments of $2.3 million during the same period in 1999. During the quarter ended March 31, 2000, we had proceeds from issuance of long-term obligations of $1.9 million, compared to proceeds of $0.2 million in the quarter ended March 31, 1999. During the quarter ended March 31, 2000, we made principal payments on long-term obligations of $2.3 million compared to $1.8 million the quarter ended March 31, 1999.

          FORWARD LOOKING INFORMATION AND RISK FACTORS

          Certain information in this Quarterly Report, including the information we incorporate by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "projects," "estimates," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

          We have based the forward-looking statements relating to our operations on our current expectations, and estimates and projections about the oil and gas industry and us in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements.

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

          OUR SECURITIES MAY BE DELISTED FROM THE NASDAQ NMS, POSSIBLY ADVERSELY IMPACTING THEIR LIQUIDITY AND VALUE.

          We attended our scheduled hearing before the Nasdaq Listing Qualifications Panel on June 1, 2000. We indicated that we plan to file the 1999 Annual Report on Form 10-K and this Form 10-Q for the quarter ended March 31, 2000 shortly after June 10, 2000. Additionally, we believe that, at the hearing, we were able to demonstrate our ability to sustain long-term compliance with all of the maintenance criteria for continued listing on the Nasdaq NMS. While we expect to have met those filing requirements, we can't ensure that Nasdaq will not delist our securities. If that happens, our securities would be immediately eligible to trade on the over-the-counter market.

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

          THE MARKET VALUE OF OUR COMMON STOCK MAY DECLINE FURTHER IF WE CONTINUE TO INCUR NET LOSSES.

          For the 1999 fiscal year, we incurred a net after-tax loss of $19.0 million, and a net after-tax loss of $5.5 million for the three months ended March 31, 2000. The price of our common stock, which has declined significantly in the past year, depends on many factors, most importantly our financial performance. If we continue to incur net losses, our stock price could decline further.

          SOME OF THE MARKETS FOR OUR PRODUCTS ARE CYCLICAL, WHICH MAY ADVERSELY IMPACT SALES OF THOSE PRODUCTS DURING A DECLINE IN THOSE MARKETS.

          Some of our products are sold in markets that are affected by the state of both the U.S. and worldwide economies and by conditions within the industries that purchase our products. Therefore, sales of these products may be reduced as a result of conditions in the markets in which they are sold. Even though the markets in which we sell our products are diversified, decreased sales in some of these markets may not be offset by sales in our other markets, which may result in a material adverse effect on our business, financial condition, results of operations or prospectus. A significant percentage of our 2000 sales, most of which are attributable to our energy segment and stud bolt and gasket operations, are derived from the domestic oil and gas industry.

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


Item 3.   Qualitative and Quantitative Disclosures About Market Risk.


          Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

          We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of March 31, 2000, the revolving line of credit had a principal balance of $43.2 million and an interest rate that floats with prime. We also have $24.5 million of long-term debt bearing interest at Libor plus 2.5% to 5% and long-term debt of $10.9 million and an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.8 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

          In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believes that it is entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It is the Company's position that it has offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agrees that the Company is owed an amount, in January 2000, the Seller filed suit against the Company in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that the Company defaulted on the $5 million note payment and asserted that the amount it owes the Company is not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, the Company filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. The Company and the Seller are currently in discussions to resolve this disagreement. The principle is classified as current portion of long-term obligations at March 31, 2000.

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

Item 3.   Defaults upon Senior Securities

          See Item 1. Financial Statements (unaudited) Note 1 Basis of Presentation and Management Plans and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of the Company's debt in default.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Reports on Form 8-K (None)




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL HOLDINGS, INC.



Date: June 14, 2000                       By: /s/ CHRISTINE A. SMITH
                                             ------------------------
                                                  Christine A. Smith,
                                                  Chief Financial Officer and
                                                  Executive Vice President