Form 10-Q
period 2000-06-30
INDUSTRIAL HOLDINGS INC
filed 2000-08-10
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

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

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   The aggregate market value of common stock held by non-affiliates of the registrant was $23,962,080 at August 7, 2000. At that date, there were 13,524,832 shares of common stock outstanding.

================================================================================

                            INDUSTRIAL HOLDINGS, INC.

                                      INDEX

                                                                        PAGE NO.

PART  I     FINANCIAL INFORMATION
            Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheets at June 30, 2000 and
                        December 31, 1999..................................1

                     Consolidated Statements of Operations for the
                        Three and Six Months ended June 30, 2000 and
                        1999 ..............................................2

                     Consolidated Statements of Cash Flows for the
                        Six Months ended June 30, 2000 and 1999............3

                     Notes to Consolidated Financial Statements............4

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.......9

            Item 3.  Quantitative and Qualitative Disclosures about
                       Market Risk........................................21

PART  II    OTHER INFORMATION

            Item 1.  Legal Proceedings....................................22

            Item 2.  Changes in Securities................................22

            Item 3.  Defaults upon Senior Securities......................22

            Item 4.  Submission of Matters to a Vote of
                       Security Holders (no response required)

            Item 5.  Other Information (no response required)

            Item 6.  Exhibits and reports on Form 8-K.....................22

                                     PART I

                              FINANCIAL INFORMATION

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                  JUNE 30, 2000    DECEMBER 31, 1999
                                                                                                 ---------------    ---------------
                                     ASSETS                                                        (UNAUDITED)
Current assets:
Cash and equivalents .........................................................................   $         1,009    $         1,738
Accounts receivable - trade, net .............................................................            36,351             38,511
Cost and estimated earnings in excess of billings ............................................             2,099              3,704
Inventories ..................................................................................            35,676             38,260
Employee advances ............................................................................                59                 59
Notes receivable, current portion ............................................................             2,974              4,175
Other current assets .........................................................................             1,914              4,702
                                                                                                 ---------------    ---------------
   Total current assets ......................................................................            80,082             91,149

Property and equipment, net ..................................................................            55,964             64,707
Notes receivable, less current portion .......................................................               551              1,120
Investment in unconsolidated affiliates ......................................................             1,656             (1,005)
Other assets .................................................................................             7,594              7,172
Goodwill and other intangible assets, net ....................................................            25,224             26,100
                                                                                                 ---------------    ---------------
   Total assets ..............................................................................   $       171,071    $       189,243
                                                                                                 ===============    ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable ................................................................................   $        43,867    $        46,193
Accounts payable - trade .....................................................................            25,785             24,688
Billings in excess of costs and estimated earnings ...........................................               849              2,170
Accrued expenses .............................................................................            11,784             11,410
Current portion of long-term obligations .....................................................            28,377             42,767
                                                                                                 ---------------    ---------------
   Total current liabilities .................................................................           110,662            127,228

Long-term obligations, less current portion ..................................................            15,178              9,903
Other long-term liabilities ..................................................................             2,513              2,202
Deferred income tax liability ................................................................               306                306
                                                                                                 ---------------    ---------------
   Total liabilities .........................................................................           128,659            139,639
                                                                                                 ---------------    ---------------
Shareholders' equity:
   Preferred stock $.01 par value, 7,500,000 shares
     authorized, no shares issued or outstanding
   Common stock $.01 par value, 50,000,000 shares authorized, 15,271,097 and
     15,111,097 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively ....................................               153                151
   Additional paid-in capital ................................................................            54,865             54,201
   Retained deficit ..........................................................................            (8,654)            (3,868)
   Treasury stock, at cost, 1,586,265 shares .................................................            (3,272)
   Notes receivable from officers ............................................................              (680)              (880)
                                                                                                 ---------------    ---------------
     Total shareholders' equity ..............................................................            42,412             49,604
                                                                                                 ---------------    ---------------

   Total liabilities and shareholders' equity ................................................   $       171,071    $       189,243
                                                                                                 ===============    ===============

            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                         2000             1999             2000             1999
                                                                       ------------    ------------    ------------    ------------
Sales ..............................................................   $     52,505    $     66,514    $    106,071    $    138,838
Cost of sales ......................................................         41,549          53,999          84,731         111,457
                                                                       ------------    ------------    ------------    ------------

Gross profit .......................................................         10,956          12,515          21,340          27,381

Selling, general and administrative expenses .......................         10,748          10,957          23,508          21,450
                                                                       ------------    ------------    ------------    ------------

Income (loss) from operations ......................................            208           1,558          (2,168)          5,931
Earnings from equity investments
   in unconsolidated affiliates ....................................             20             767              40           1,331

Other income (expense):
   Interest expense ................................................         (2,792)         (1,940)         (5,886)         (3,937)
   Interest income .................................................             33              84             100             159
   Other income (expense), net .....................................          3,262             353           3,179             883
                                                                       ------------    ------------    ------------    ------------

Total other income (expense) .......................................            503          (1,503)         (2,607)         (2,895)
                                                                       ------------    ------------    ------------    ------------

Income (loss) before income taxes ..................................            731             822          (4,735)          4,367
Income tax expense .................................................             50             359              50           1,771
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................   $        681    $        463    $     (4,785)   $      2,596
                                                                       ============    ============    ============    ============
Basic earnings (loss) per share ....................................   $        .05    $        .03    $       (.33)   $        .17
Diluted earnings (loss) per share ..................................   $        .05    $        .03    $       (.33)   $        .17
Weighted average number of common shares
   outstanding - basic .............................................         13,556          14,842          14,334          14,800
Weighted average number of common shares
   outstanding - dilutive ..........................................         13,952          15,428          14,334          15,411

           See notes to unaudited consolidated financial statements.

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                             ----------------------------------
                                                                                                  2000               1999
                                                                                             ---------------    ---------------
Cash flows from operating activities:
   Net income (loss) .....................................................................   $        (4,785)   $         2,596
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation and amortization ....................................................             3,727              3,765
        Equity in earnings of unconsolidated affiliates ..................................               (40)            (1,331)
        Deferred income tax expense ......................................................                                1,270
        Deferred compensation paid .......................................................                 8                  8
        Stock compensation ...............................................................               261
        Deferred gain on demolition contract .............................................                                 (500)
        Gain on sale of Blastco Services Company .........................................            (2,551)
   Changes in assets and liabilities, net of effect of purchase Acquisitions and divestitures:
        Accounts receivable ..............................................................             1,074              6,522
        Inventories ......................................................................              (962)             2,791
        Notes receivable .................................................................             2,044              1,524
        Prepaid expenses and other assets ................................................             2,163            (11,655)
        Accounts payable .................................................................             2,577             (1,156)
        Accrued expenses and other .......................................................             2,504             (2,771)
                                                                                             ---------------    ---------------
Net cash provided by operating activities ................................................             6,020              1,063

Cash flows from investing activities:
   Purchase of property and equipment ....................................................            (2,438)            (5,118)
   Proceeds from disposals of property and equipment, net ................................               669                113
   Proceeds from sale of Blastco Services Company ........................................             2,000
   Investment in unconsolidated affiliates ...............................................            (1,446)            (1,337)
                                                                                             ---------------    ---------------
Net cash used in investing activities ....................................................            (1,215)            (6,342)

Cash flows from financing activities:
   Net borrowings (repayments) under
     revolving line of credit ............................................................            (2,326)             1,592
   Proceeds from the issuance of long-term obligations ...................................             1,997              3,192
   Principal payments on long-term obligations ...........................................            (5,205)            (3,909)
   Proceeds from issuance of common stock ................................................                                2,676
                                                                                             ---------------    ---------------
Net cash provided by (used in) by financing activities ...................................            (5,534)             3,551

Net decrease in cash and cash equivalents ................................................              (729)            (1,728)
Cash and cash equivalents, beginning of period ...........................................             1,738              3,412
                                                                                             ---------------    ---------------
Cash and cash equivalents, end of period .................................................   $         1,009    $         1,684
                                                                                             ===============    ===============

Supplemental schedule of non-cash investing and financing activities:
   Issuance of warrants ..................................................................   $           407

Supplemental disclosures of cash flow information:

  Cash paid for:
     Interest ............................................................................   $         3,220    $         3,692
     Income taxes ........................................................................                                  364

            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

1. BASIS OF PRESENTATION AND MANAGEMENT PLANS

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified from previous periods to conform to the current presentation.

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company had current liabilities in excess of current assets of $36.1 million and $30.6 million and debt in default at December 31, 1999 and June 30, 2000, respectively. In addition, the Company incurred a net loss of $19.0 million for the year ended December 31, 1999 and $4.8 million for the six-month period ended June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

   The Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. The Company has held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date; however, no agreement has been reached between the parties. Furthermore, no assurances can be given that the Company will be able to successfully conclude any arrangement being considered.

   The Company has an $8.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. The Company requested and received waivers from Heller through the September 30, 1999 reporting period; however, the Company did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. For the June 30, 2000 period, the Company has held preliminary discussions with Heller to obtain waivers for the events of non-compliance and to modify the credit agreement to provide financial covenants that the Company will be able to comply with; however, no assurances can be given that the Company will be able to successfully obtain the required waivers. Currently, the Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

   The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain the refinancing discussed above or new financing as may be required.

2. INVENTORY

   Inventory consists of the following (dollars in thousands):

                                                  JUNE 30,       DECEMBER 31,
                                                    2000             1999
                                                ------------     ------------
   Raw materials ..........................     $      9,550     $     11,791
   Finished goods .........................           19,729           22,088
   Other ..................................            6,397            4,381
                                                ------------     ------------
                                                $     35,676     $     38,260
                                                ============     ============

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

   During the second quarter of 2000, the Company's operations were reorganized into four business segments: (i) the engineered products group; (ii) the stud bolt and gasket group; (iii) the energy group (formerly known as valve manufacturing and repair); and (iv) the heavy fabrication group. The engineered products group and the stud bolt and gasket group were previously combined in the fastener manufacturing and distribution segment. The energy group also includes what was formerly known as the machine tool distribution segment. Additionally, one of the Company's subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the energy group.

                                    ENGINEERED       STUD BOLT                           HEAVY
FOR THE THREE MONTHS ENDED:          PRODUCTS        AND GASKET        ENERGY         FABRICATION     CORPORATE       CONSOLIDATED
                                  ---------------  ---------------  -------------   ---------------  -------------  ---------------
JUNE 30, 2000
Sales ........................... $         9,813  $        12,617  $      22,993   $         7,082  $              $        52,505
Income (loss) from operations ...             532              620          2,042            (1,378)        (1,608)             208

JUNE 30, 1999
Sales ........................... $        11,039  $        10,561  $      18,788   $        26,126  $              $        66,514
Income (loss) from operations ...             185              263          1,367               452           (709)           1,558

FOR THE SIX MONTHS ENDED:

JUNE 30, 2000
Sales ........................... $        20,115  $        25,311  $      45,599   $        15,046  $              $       106,071
Income (loss) from operations ...           1,053            1,436          2,085            (2,860)        (3,882)          (2,168)

JUNE 30, 1999
Sales ........................... $        21,796  $        23,246  $      42,076   $        51,720  $              $       138,838
Income (loss) from operations ...             988              893          4,021             1,160         (1,131)           5,931

AS OF JUNE 30, 2000:
Total assets .................... $        48,049  $        25,055  $      53,918   $        35,200  $       8,849  $       171,071

AS OF DECEMBER 31, 1999:
Total assets .................... $        49,613  $        24,565  $      59,485   $        44,987  $      10,593  $       189,243

4. EARNINGS (LOSS) PER SHARE

   The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                               -----------------------------------
                                                                                                     2000               1999
                                                                                               ---------------     ---------------
EARNINGS FOR BASIC AND DILUTED COMPUTATION:
   Net income used for basic earnings per share ...........................................    $           681     $           463
   Interest on convertible debt securities, net of tax ....................................                 44                  44
                                                                                               ---------------     ---------------
   Net income available to common shareholders ............................................    $           725     $           507
                                                                                               ===============     ===============

BASIC EARNINGS PER SHARE:
   Weighted average common shares outstanding .............................................             13,556              14,842

Basic earnings per share ..................................................................    $           .05     $           .03
                                                                                               ===============     ===============

DILUTED EARNINGS PER SHARE:
   Weighted average common shares outstanding .............................................             13,556              14,842
   Shares issuable from assumed conversion of common share
     options, warrants granted and debt conversion ........................................                813                 586
                                                                                               ---------------     ---------------

   Weighted average common shares outstanding, as adjusted ................................             14,369              15,428
                                                                                               ===============     ===============

Diluted earnings per share ................................................................    $           .05     $           .03
                                                                                               ===============     ===============

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                               -----------------------------------
                                                                                                     2000               1999
                                                                                               ---------------     ---------------

EARNINGS (LOSS) FOR BASIC AND DILUTED COMPUTATION:
   Net income (loss) used for basic earnings (loss) per share .............................    $        (4,785)    $         2,596
   Interest on convertible debt securities, net of tax ....................................                                     88
                                                                                               ---------------     ---------------
   Net income (loss) available to common shareholders .....................................    $        (4,785)    $         2,684
                                                                                               ===============     ===============

BASIC EARNINGS (LOSS) PER SHARE:
   Weighted average common shares outstanding .............................................             14,334              14,800

Basic earnings (loss) per share ...........................................................    $          (.33)    $           .17
                                                                                               ===============     ===============

DILUTED EARNINGS (LOSS) PER SHARE:
   Weighted average common shares outstanding .............................................             14,334              14,800
   Shares issuable from assumed conversion of common share
     options, warrants granted and debt conversion ........................................                                    611
                                                                                               ---------------     ---------------

   Weighted average common shares outstanding, as adjusted ................................             14,334              15,411
                                                                                               ===============     ===============

Diluted earnings (loss) per share .........................................................    $          (.33)    $           .17
                                                                                               ===============     ===============

   There were 4,076,113 stock options and warrants that were not included in the earnings per share computation for the three months ended June 30, 2000 as their effect was anti-dilutive. No stock options and warrants were included in the loss per share computation for the six months ended June 30, 2000 as their effect was anti-dilutive due to the loss recorded. There were 4,027,617 stock options and warrants that were not included in the earnings per share computation for the three months and six months ended June 30, 1999 as their effect was anti-dilutive. Effective June 9, 2000, an aggregate of 2,039,500 stock options were granted to approximately 125 employees.

5. DEBT

   On June 30, 2000 the Company entered into an amendment of its credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity to January 31, 2001,
(ii) reduced the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increased the interest rate from prime plus 2% to prime plus 3%, payable weekly and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior violations under the credit agreement. At June 30, 2000, the Company was in compliance with the loan covenants.

   In connection with the Company's amended credit agreement with its Senior Lenders, St. James Capital Corp. or its affiliates (collectively, "St. James") agreed, under the terms of a Limited Guaranty Agreement with the Company's Senior Lenders (the "Guaranty"), to guarantee up to $2.0 million of any amount that the Senior Lenders advance to the Company in excess of the defined borrowing base amount under the amended credit agreement. As a condition of providing this Guaranty, the Company entered into a Reimbursement Agreement with St. James. Additionally, St. James has entered into a Credit Support Agreement under which it has agreed to advance up to $1.5 million of funds to cure future financial covenant defaults under the Company's amended credit agreement.

   Under the Reimbursement Agreement and in consideration of the Guaranty, the Company issued warrants to St. James to purchase 400,000 shares of the Company's common stock at $1.25 per share (valued at $84,000) and forgave a $0.35 million note receivable from St. James. In addition, the Company will issue subordinated notes to St. James for Guaranty payments and Credit Support payments, if any, that are made to the Senior Lenders. These notes, if any, and accrued interest at an annual rate of 11%, will be due on January 31, 2002. The principal amount of these notes together with all accrued and unpaid interest is convertible into shares of the Company's common stock at a conversion price of $1.25 per share. Additionally, the Company agreed to issue to St. James warrants to purchase a number of shares of the Company's common stock equal to the amount of any Guaranty payments multiplied by 0.25, so that if St. James makes the full $2.0 million in Guaranty payments, the Company would issue 500,000 warrants to acquire shares of its common stock at $1.25 per share. At June 30, 2000, there were no Guaranty or Credit Support payments.

   As discussed in Note 1, the Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. The Company has held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date; however, no agreement has been reached between the parties. Furthermore, no assurances can be given that the Company will be able to successfully conclude any arrangement being considered. As a result, the Company has classified this obligation as current in the accompanying consolidated balance sheets at December 31, 1999 and June 30, 2000.

   The Company's $8.5 million term note with Heller contains requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures, all of which are calculated on a trailing twelve month basis. At December 31, 1999, March 31, 2000 and June 30, 2000, the Company was not in compliance with several of these covenants. Because of the losses incurred in 1999, the Company did not meet certain required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio required by the debt agreements. Additionally, the Company does not anticipate being in compliance with these covenants any time during 2000 absent modifications from Heller. The Company has not received waivers for these covenant violations, and as a result, has classified this obligation as current in the accompanying consolidated balance sheets at December 31, 1999 and June 30, 2000. Although Heller has not expressed the intent to do so, it has the ability to accelerate repayment of these obligations.

   In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believed that it was entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It was the Company's position that it has offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agreed that the Company was owed an amount, in January 2000, the Seller filed suit against the Company in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that the Company defaulted on the $5 million note payment and asserted that the amount it owed the Company was not sufficient to pay the first principal and interest payment and additionally could not be offset against the $5 million note payment. In response, in February 2000, the Company filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. In June 2000, the litigation was settled. Pursuant to the settlement agreement, the Seller agreed to reduce the note payable by $1.6 million in satisfaction of the counterclaim and reimbursement to the Company for losses incurred and recognized during 1999 on a contract. The Company has recorded the reduction in the note payable as an offset to the original purchase price and the loss reimbursement as other income during the three-month period ended June 30, 2000. The new note has a balance of $3.4 million with interest at the prime rate of interest and is payable in equal quarterly installments over two years beginning January 31, 2001.

6. COMMITMENTS AND CONTINGENCIES

   The Company is involved in various claims and litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

7. DIVESTITURES

   Effective April 1, 2000, the Company sold its refinery dismantling and gas metering subsidiary, Blastco Services Company ("Blastco") back to Blastco's former shareholders. The sales price of Blastco was $2.0 million in cash, $0.8 million in notes receivable and 1,586,265 shares of the Company's common stock that the former shareholders of Blastco received in the Company's acquisition of Blastco in a pooling-of-interests transaction. Also, the Company retained inventory and equipment with a net book value of $0.3 million. The Company recognized a gain of approximately $2.6 million in connection with this sale, which is included in other income.

   On a pro forma unaudited basis, as if this divestiture had occurred as of January 1, 2000, sales, net loss and loss per share would have been $52.5 million, $1.57 million and $.12 per share and $102.6 million, $5.7 million and $.42 per share for the three months and six months ended June 30, 2000, respectively.

8. SUBSEQUENT EVENTS

   The Company has entered into an agreement with St. James to acquire from SJMB, L.P. ("SJMB") the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that the Company does not already own (the "Orbitform Partnership Interests") (the "St. James Transaction"). The purchase price for the Orbitform Partnership Interests is approximately $7.8 million in the form of (i) $6.9 million in secured subordinated debt bearing interest at an annual rate of 11% that is convertible into shares of the Company's common stock ($3.45 million convertible any time at $1.15 per share and $3.45 million convertible after one year at $2.00 per share), (ii) warrants to acquire 300,000 shares of the Company's common stock at an exercise price of $1.25 per share (valued at $64,000), and (iii) forgiveness of an $0.8 million note receivable from St. James. The St. James Transaction is subject to shareholder approval and is to be voted on at the Annual Meeting of Shareholders on August 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

   The Company owns and operates a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. During the second quarter of 2000, the Company's operations were reorganized into four business segments: (i) the engineered products group; (ii) the stud bolt and gasket group; (iii) the energy group (formerly known as valve manufacturing and repair); and (iv) the heavy fabrication group. The engineered products group and the stud bolt and gasket group were previously combined in the fastener manufacturing and distribution segment. The energy group also includes what was formerly known as the machine tool distribution segment. Additionally, one of the Company's subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the energy group.

   In addition to its current focus on refinancing its indebtedness (see Liquidity and Capital Resources), the Company's business strategy is to increase the sales, cash flow and profitability of each business group through a turnaround plan that was developed and implemented by the Company to address the operational difficulties that occurred during 1999 and into 2000. This turnaround plan entails streamlining operations and refocusing on core competencies in the following three areas:

   ENHANCE REVENUE GROWTH. The Company believes that significant opportunities exist to enhance revenue growth in its business groups. The Company plans to achieve this growth by (i) promoting cross-selling opportunities across its customer base; (ii) identifying new applications and new markets for existing products, production capabilities, and skill base; and (iii) acquiring companies that are strategic fits within its business segments. To date in the engineered products group as well as the stud bolt and gasket group, the Company has integrated the sales of certain product lines across each of the related companies within these groups. In the energy group, rather than integrate the sales of its product lines across the companies within that group, the Company has begun to integrate its customer base through the joint marketing of the individual companies' products and services to the entire energy group customer base. Over the next year, the Company will continue to expand on these efforts. In the heavy fabrication group, the Company has focused its efforts on developing and expanding its power generation customers in order to solidify its position in this burgeoning market. The Company believes that its strong market positions within the niche markets it serves enhances its ability to effectively implement this aspect of the turnaround plan. Although historically much of the Company's growth has been through acquisition, acquisitions will not be an area of emphasis until the turnaround plan has been fully executed and the Company's financial performance has returned to historical levels.

   ELIMINATE WASTE. The Company believes that significant opportunities exist to reduce or eliminate waste by: (i) reducing working capital levels company-wide through increased inventory turns and accelerated collection of receivables; (ii) selling non-strategic assets that are not part of the Company's core competencies; (iii) consolidating selected facilities, (iv) converting present manufacturing processes to "lean" or more efficient manufacturing techniques, and (v) fully implementing the Company's ERP systems, which will allow managers to obtain and use production information faster and more efficiently than before.

      During the past eighteen months, the Company has (i) consolidated three of its facilities into other existing facilities, (ii) sold three non-core business units, (iii) closed and liquidated four non-core and unprofitable business units, (iv) completed the installation of two ERP systems, (v) converted one plant from a traditional "batch and queue" operation to one that employs one-piece flow or cellular production, and (vi) reduced inventory and receivables. On a going-forward basis, the Company intends to
   (i) consolidate an additional plant into an existing facility, (ii) sell three parcels of excess real estate, (iii) convert the distribution operations of its stud bolt and gasket group to a common ERP system, and (iv) continue the implementation of "lean" manufacturing techniques. The Company plans to continue to pursue similar measures when it is in its best interest to do so.

   DEVELOP EMPLOYEES. The Company believes that employee development is an integral part of the turnaround plan. Across all of the Company's businesses, its management, sales and operations teams have participated in numerous training and development programs that focus on management, sales, production, technical, safety and quality issues. The Company believes that this training is a valuable tool in the development and enhancement of its employees' skill sets and that the Company will continue to be rewarded for these efforts by a better trained, more knowledgeable and skilled workforce.

   The Company's results of operations are affected by the level of economic activity in the industries served by its customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by the Company's clients are the automotive, home furnishings, petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for the Company's products and services, which could adversely affect operating results. During 1998 and into 1999, oil and gas prices declined significantly, resulting in a decrease in the demand for the Company's products and services that are used in the exploration and production of oil and gas. Exploration and production expenditures generally lag improvements in oil and gas prices; therefore, although oil and gas prices have improved during 1999 and into 2000, the Company did not experience significant sales increases through the end of 1999. The Company has experienced increased sales and backlog in 2000.

   This section should be read in conjunction with the Company's consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

      The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):

                                                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                            ---------------   ---------------   ---------------    ---------------
                                                                 2000              1999              2000               1999
                                                            ---------------   ---------------   ---------------    ---------------
Sales:
   Engineered Products ..................................   $         9,813   $        11,039   $        20,115    $        21,796
   Stud Bolt and Gasket .................................            12,617            10,561            25,311             23,246
   Energy ...............................................            22,993            18,788            45,599             42,076
   Heavy Fabrication ....................................             7,082            26,126            15,046             51,720
                                                            ---------------   ---------------   ---------------    ---------------
                                                                     52,505            66,514           106,071            138,838
                                                            ---------------   ---------------   ---------------    ---------------
Cost of Sales:
   Engineered Products ..................................             7,979             9,264            16,387             17,739
   Stud Bolt and Gasket .................................             9,385             7,723            18,660             17,032
   Energy ...............................................            17,141            13,016            34,625             29,646
   Heavy Fabrication ....................................             7,044            23,996            15,059             47,040
                                                            ---------------   ---------------   ---------------    ---------------
                                                                     41,549            53,999            84,731            111,457
                                                            ---------------   ---------------   ---------------    ---------------
Selling, General and Administrative:
   Engineered Products ..................................             1,302             1,590             2,675              3,069
   Stud Bolt and Gasket .................................             2,612             2,575             5,214              5,321
   Energy ...............................................             3,810             4,405             8,890              8,409
   Heavy Fabrication ....................................             1,416             1,678             2,847              3,520
   Corporate ............................................             1,608               709             3,882              1,131
                                                            ---------------   ---------------   ---------------    ---------------
                                                                     10,748            10,957            23,508             21,450
                                                            ---------------   ---------------   ---------------    ---------------
Operating Income (Loss) .................................   $           208   $         1,558   $        (2,168)   $         5,931
                                                            ===============   ===============   ===============    ===============

   THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

   SALES. On a consolidated basis, sales decreased $14.0 million or 21% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

   Sales for the Engineered Products Group decreased $1.2 million or 11% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. While two of the group's manufacturing locations have experienced relatively flat sales, its manufacturing location in Connecticut has experienced significant sales declines attributable to several of its major customers. These declines have been the result of customers purchasing product from foreign competitors or customers slowing purchases either in response to an overstock situation or softness in their own sales.

   Sales for the Stud Bolt and Gasket Group increased $2.1 million or 19% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Sales increased due to improvements in the oil and gas market.

   Sales for the Energy Group increased $4.2 million or 22% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The Company sold Rogers Equipment in October 1999 and Blastco in April 2000. Excluding Blastco and Rogers, sales would have increased $7.4 million or 48% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector. Increasing worldwide demand for oil and gas coupled with declining production has resulted in more stable prices and the worldwide rig count has increased. Should oil and gas prices remain at or near current levels, we expect sales to continue to increase in this segment.

   Sales for the Heavy Fabrication Group decreased $19.0 million or 73% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The decrease is attributable to the completion of a major contract for wind turbine towers in June 1999 that has only recently been replaced. A substantial percentage of this segment's revenues is derived from customers in the hydrocarbon processing industry. Customers in the processing industry materially reduced their capital spending during 1999 and into 2000, which directly impacted sales in this segment. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets the Company has traditionally served. The Company actively pursued sales in new markets in the first quarter of 2000 and is beginning to see results from these efforts. Backlog at Beaird as of June 30, 2000 (excluding the wind turbine tower contract) has increased 126% over December 31, 1999. In August 2000, Beaird entered into a contract with FPL Energy LLC to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million. The initial order of 242 towers is for delivery to a wind energy project in West Texas. As a result of this contract as well as other efforts, sales in the second half of 2000 are expected to exceed sales in the first half of the year.

   COST OF SALES. Cost of sales decreased $12.5 million or 23% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

   Cost of sales for the Engineered Products Group decreased $1.3 million or 14% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily as a result of the decrease in sales described above. However, gross margin increased from 16% for the second quarter of 1999 to 19% for the second quarter of 2000 as a result of improvements in manufacturing efficiencies.

   Cost of sales for the Stud Bolt and Gasket Group increased $1.7 million or 22% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily as a result of the increase in sales described above. Gross margin decreased from 27% for the second quarter of 1999 to 26% in the second quarter of 2000. The decline in gross margin was primarily attributable to competitive pressure within the industry.

   Cost of sales for the Energy Group increased $4.1 million or 32% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily as a result of the increase in sales described above. Gross margin decreased from 31% for the second quarter of 1999 to 26% in the second quarter of 2000. The significant decrease in margin was primarily attributable to the refinery demolition business, Blastco, which had an unusually high gross margin in 1999. Blastco was sold effective April 1, 2000, and therefore had no activity in the second quarter of 2000. Additionally in the second quarter of 2000, the Energy Group began providing temporary workers to the oil and gas construction industry. The margins for this activity are lower than those for the group's more traditional light manufacturing and service activities. Excluding Blastco and Rogers, gross margin would have decreased from 27% for the three months ended June 30, 1999 to 25% for the three months ended June 30, 2000.

   Cost of sales for the Heavy Fabrication Group decreased $17.0 million or 71% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. In response to the declining sales, Beaird attempted to reduce costs in all areas and substantially reduced its workforce. Gross margin decreased from 8% in the second quarter of 1999 to 1% in the second quarter of 2000 as sales decreased to levels that were insufficient to generate enough gross profit to cover fixed costs.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.2 million or 2% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

   The Engineered Products Group's selling, general and administrative expenses decreased $0.3 million or 18% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This decrease was the result of cost reduction efforts at the various plants.

   The Stud Bolt and Gasket Group's selling, general and administrative expense was $2.6 million in the second quarter of 2000 and 1999.

   The Energy Group's selling, general and administrative expenses decreased $0.6 million or 14% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily as a result of the sale of Blastco, the Company's refinery demolition subsidiary, effective April 2000. Excluding Blastco and Rogers, selling, general and administrative expenses would have increased $0.1 million or 3% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily as a result of the increase in sales described above.

   The Heavy Fabrication Group's selling, general and administrative expense decreased $0.3 million or 16% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to a reduction in the workforce and cost reduction measures implemented as a result of the decrease in sales detailed above.

   Corporate selling, general and administrative expenses increased $0.9 million or 127% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due primarily to professional fees and other expenses associated with the Company's refinancing efforts, the amendment to its current loan agreements and preparation of its proxy statement as well as an increase in salaries and related expenses resulting from additional corporate personnel and other compensation.

   EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $0.75 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily as a result of the Company's equity investee involved in demolition activities which had earnings in the second quarter of 1999. Blastco, the subsidiary holding the equity interest, was sold effective April 2000.

   INTEREST EXPENSE. Interest expense increased $0.85 million or 44% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, primarily as a result of higher debt levels and interest rates.

   OTHER INCOME (EXPENSE), NET. Other income (expense) was $3.3 million for the three months ended June 30, 2000 compared to $0.4 million for the three months ended June 30, 1999. In the second quarter of 2000, the Company recognized a gain of approximately $2.6 million on the sale of Blastco and $.8 million (net of expenses) in income on the settlement of its litigation with Trinity Industries.

   INCOME TAXES. The Company recognized no federal tax expense for the three months ended June 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

   NET INCOME (LOSS). Net income was $0.7 million, or $.05 per share, for the three months ended June 30, 2000 compared to net income of $0.5 million, or $.03 per share, for the three months ended June 30, 1999 as a result of the foregoing factors.

   SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

   SALES. On a consolidated basis, sales decreased $32.8 million or 24% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

   Sales for the Engineered Product Group decreased $1.7 million or 8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. While two of the group's manufacturing locations have experienced relatively flat sales, its manufacturing location in Connecticut has experienced significant sales declines attributable to several of its major customers. These declines have been the result of customers purchasing product from foreign competitors or customers slowing purchases either in response to an overstock situation or softness in their own sales.

   Sales for the Stud Bolt and Gasket Group increased $2.1 million or 9% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Sales increased due to improvements in the oil and gas market with almost all the increase occurring in the second quarter.

   Sales for the Energy Group increased $3.5 million or 8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The Company sold Rogers Equipment in October 1999 and Blastco in April 2000. Excluding Blastco and Rogers, sales would have increased $7.3 million or 21% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, with almost all the increase occurring in the second quarter. The increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector. Increasing worldwide demand for oil and gas coupled with declining production has resulted in more stable prices and the worldwide rig count has increased.

   Sales for the Heavy Fabrication Group decreased $36.7 million or 71% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease is attributable to the completion of a major contract for wind turbine towers in June 1999 that has only recently been replaced. A substantial percentage of this segment's revenues is derived from customers in the hydrocarbon processing industry. Customers in the processing industry materially reduced their capital spending during 1999 and into 2000, which directly impacted sales in this segment. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets the Company has traditionally served. The Company actively pursued sales in new markets in the first half of 2000 and is beginning to see results from these efforts. Backlog at Beaird as of June 30, 2000 (excluding the wind turbine tower contract) has increased 126% over December 31, 1999. In August 2000, Beaird entered into a contract with FPL Energy LLC to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million. The initial order of 242 towers is for delivery to a wind energy project in West Texas. As a result of this contract as well as other efforts, sales in the second half of 2000 are expected to exceed sales in the first half of the year.

   COST OF SALES. Cost of sales decreased $26.7 million or 24% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

   Cost of sales for the Engineered Products Group decreased $1.4 million or 8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily as a result of the decrease in sales described above as gross margin remained relatively constant.

   Cost of sales for the Stud Bolt and Gasket Group increased $1.6 million or 10% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily as a result of the decrease in sales described above. Gross margin decreased from 27% for the first six months of 1999 to 26% in the first six months of 2000. The decline in gross margin was primarily attributable to competitive pressure within the industry.

   Cost of sales for the Energy Group increased $5.0 million or 17% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily as a result of the increase in sales described above. Gross margin decreased from 30% for the first six months of 1999 to 24% for the first six months of 2000. The significant decrease in margin was primarily attributable to the refinery demolition business, Blastco, which had an unusually high gross margin in 1999. Additionally in the second quarter of 2000, the Energy Group began providing temporary workers to the oil and gas construction industry. The margins on this activity are lower than those on the group's more traditional light manufacturing and service activities. Excluding Blastco and Rogers, gross margin would have been 26% for the six months ended June 30, 1999 and 2000.

   Cost of sales for the Heavy Fabrication Group decreased $32.0 million or 68% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. In response to the declining sales, Beaird attempted to reduce costs in all areas and substantially reduced its workforce. Gross margin decreased from 9% in the first aix months of 1999 to 0% in the first six months of 2000 as sales decreased to levels that were insufficient to generate enough gross profit to cover fixed costs.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.1 million or 10% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

   The Engineered Products Group's selling, general and administrative expense decreased $0.4 million or 13% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to cost reduction measures implemented as a result of the decrease in sales detailed above.

   The Stud Bolt and Gasket Group's selling, general and administrative expense decreased $0.1 million or 2% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 cost reduction measures implemented in the first quarter of 2000.

   The Energy Group's selling, general and administrative expenses increased $0.5 million or 6% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily as a result of an increase of $0.5 million at Blastco, the company's refinery demolition subsidiary, which was sold in April 2000 and increases associated with the increase in sales described above.

   The Heavy Fabrication Group's selling, general and administrative expense decreased $0.7 million or 19% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to a reduction in the workforce and cost reduction measures implemented as a result of the decrease in sales detailed above.

   Corporate selling, general and administrative expenses increased $2.8 million or 243% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due primarily to professional fees and other expenses associated with the company's refinancing efforts and other expenses associated with the company's refinancing efforts, the amendment to its current loan agreements and preparation of its proxy as well as an increase in salaries and related expenses resulting from additional corporate personnel.

   EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $1.3 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily as a result of the Company's equity investee involved in demolition activities which had earnings in the first quarter of 1999 and had no earnings in 2000 as anticipated losses on its contracts were accrued as of December 31, 1999.

   INTEREST EXPENSE. Interest expense increased $1.9 million or 50% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, primarily as a result of higher debt levels and interest rates.

   OTHER INCOME (EXPENSE), NET. Other income (expense) was $3.2 million for the six months ended June 30, 2000 compared to $0.1 million for the six months ended June 30, 1999. In the second quarter of 2000, the Company recognized a gain of approximately $2.6 million on the sale of Blastco and $0.8 million (net of expenses) in income on the settlement of its litigation with Trinity Industries.

   INCOME TAXES. The Company recognized no federal tax benefit for the six months ended June 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

   NET INCOME (LOSS). The net loss was $4.8 million, or a loss of $.33 per share, for the six months ended June 30, 2000 compared to net income of $2.6 million, or $.17 per share, for the six months ended June 30, 1999 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2000, we had a deficit in retained earnings of $8.7 million and a working capital deficit of $30.6 million as a result of $72.2 million in debt maturing on or before June 30, 2001.

   PRINCIPAL DEBT INSTRUMENTS. As of June 30, 2000, we had an aggregate of $87.4 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings.

   We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debt facilities in 2000, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

   On June 30, 2000 the Company entered into an amendment of its credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity to January 31, 2001,
(ii) reduced the revolving credit line to the lesser of $50 million or the defined borrowing base, (iii) increased the interest rate from prime plus 2% to prime plus 3%, payable weekly and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior violations under the credit agreement. At June 30, 2000, the Company was in compliance with the loan covenants. At June 30, 2000, we had no availability under the credit facility. At August 7, 2000, we had availability under the facility of approximately $2.4 million.

   In connection with the Company's amended credit agreement with its Senior Lenders, St. James Capital Corp. or its affiliates (collectively, "St. James") agreed, under the terms of a Limited Guaranty Agreement with the Company's Senior Lenders (the "Guaranty"), to guarantee up to $2.0 million of any amount that the Senior Lenders advance to the Company in excess of the defined borrowing base amount under the amended credit agreement. As a condition of providing this Guaranty, the Company entered into a Reimbursement Agreement with St. James. Additionally, St. James has entered into a Credit Support Agreement under which it has agreed to advance up to $1.5 million of funds to cure future financial covenant defaults under the Company's amended credit agreement.

   We have a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. We have held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date; however, no agreement has been reached between the parties. Furthermore, no assurances can be given that we will be able to successfully conclude any arrangement being considered.

   We have an $8.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from Heller through the September 30, 1999 reporting period; however, we did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. For the June 30, 2000 period, the Company has held preliminary discussions with Heller to obtain waivers for the events of non-compliance and to modify the credit agreement to provide financial covenants that the Company will be able to comply with; however, no assurances can be given that the Company will be able to successfully obtain the required waivers. Currently, the Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

   Our liquidity has been constrained by our borrowing base limitations and by our operating losses and, as a result, our financial position and cash flows have been adversely effected. We have experienced an increase in the level of our accounts payable at December 31, 1999 and June 30, 2000 as compared to prior periods. We continue to explore various alternatives to improve our liquidity, including refinancing our indebtedness with other lenders. In addition, we have identified and are pursuing the sale of non-strategic assets as well as raising additional debt and equity capital. There can be no assurance that we will successfully refinance our indebtedness with other lenders, or successfully sell non-strategic assets.

   During the third quarter of 1999, we developed and implemented a turnaround plan to streamline our operations and refocus on our core competencies through enhanced revenue growth, elimination of waste and development of employees. As a part of this turnaround plan, we closed duplicate facilities, reduced personnel, eliminated certain products, wrote-off the related inventory, and adopted uniform information systems platforms in the engineered products group. On a going-forward basis, we intend to (i) consolidate an additional plant into an existing facility, (ii) sell three parcels of excess real estate, (iii) convert the distribution operations of stud bolt and gasket group to a common ERP system, and (iv) continue the implementation of "lean" manufacturing. We will continue to pursue other similar measures when it is in our best interest to do so.

   The engineered products group's operating profits have been adversely effected by over capacity and resulting inefficient operations. As a result, we have closed two manufacturing facilities and have consolidated their operations into the three remaining facilities. Personnel reductions and inventory write-offs took place in connection with these facility consolidations. We expect the full benefit of the various overhead and cost reductions to occur in late 2000.

   The stud bolt and gasket group serves both the oil and gas exploration and production industry and the hydrocarbon processing industry. The stud bolt and gasket operations have experienced results similar to the energy group operations. As oil and gas prices have increased, sales and profitability within these operations have improved. We have experienced increasing backlog and sales in both the first and second quarter of 2000 over the fourth quarter of 1999.

   The energy group is closely tied to the price of oil and gas. Sales and operating income within the energy group were adversely affected in 1999. The reduction in sales volume and profitability has been primarily attributable to reductions in the worldwide and gulf coast rig counts, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry, and ongoing cost reduction efforts by oil and gas companies. Within the energy group, we believe that sales reached their lowest levels during the second and third quarters of 1999. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services. We have experienced such a trend for the first half of 2000 in our energy group, with increasing backlog and sales in the first and second quarter of 2000 over the fourth quarter of 1999.

   The heavy fabrication segment's sales and profitability have decreased significantly in the first six months of 2000 compared to the first six months of 1999. This segment's customers have seen a reduction in their margins because of the volatility of oil feedstock prices during 1999, and have significantly reduced their capital spending. In addition, it has experienced significant competitive pressures from overseas. Mainly because of these factors, revenues continued to decline in the fourth quarter of 1999 and the first six months of 2000. However, in response to this revenue decline, we have continued to reduce overhead and make other operational improvements to increase the efficiency of our operations as well as seek new markets for our products. The composition of our backlog at the end of the second quarter of 2000 reflects this approach since a significant portion consists of products for the power generation industry as opposed to our traditional products that serve the hydrocarbon processing industry. In August 2000, Beaird entered into a contract with FPL Energy LLC to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million. The initial order of 242 towers is for delivery to a wind energy project in West Texas. As a result of this contract as well as other efforts, sales in the second half of 2000 are expected to exceed sales in the first half of the year.

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the six months ended June 30, 2000, net cash provided by operating activities was $6.0 million compared to the six months ended June 30, 1999, which provided cash of $1.1 million. Cash was provided primarily through the collection of notes and accounts receivable and increases in accounts payable and accrued liabilities.

   NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the six months ended June 30, 2000 and 1999, the Company made capital expenditures of approximately $2.4 million and $5.1 million, respectively. Additionally, the Company made investments in unconsolidated affiliates of $1.4 million and $1.3 million, respectively. Effective April 2000, the Company sold its refinery demolition subsidiary, Blastco, and received $2 million in cash proceeds.

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used net cash of $5.5 million in the six months ended June 30, 2000 compared with providing $3.6 million in 1999. During the six months ended June 30, 2000, we repaid $2.3 million of our borrowings under our credit facilities compared to net borrowings of $1.6 million during the same period in 1999. During the six months ended June 30, 2000, we had proceeds from issuance of long-term obligations of $2.0 million, compared to proceeds of $3.2 million in the six months ended June 30, 1999. During the six months ended June 30, 2000, we made principal payments on long-term obligations of $5.2 million compared to $3.9 million in the six months ended June 30, 1999.

FORWARD LOOKING INFORMATION AND RISK FACTORS

   Certain information in this Quarterly Report, including the information we incorporate by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "projects," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

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

   WE ARE IN DEFAULT UNDER OUR NOTE WITH ENSERCO AND CERTAIN TERM LOANS AND OUR LENDERS HAVE THE RIGHT TO DECLARE ALL OUTSTANDING AMOUNTS IMMEDIATELY DUE AND PAYABLE.

   We have a $15 million note payable to EnSerCo that was due on November 15, 1999 and extended to January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note. EnSerCo has not called this note; however, they retain the right to do so. We have held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date; however, no agreement has been reached between us. Furthermore, no assurances can be given that we will be able to successfully conclude any arrangement being considered and we remain in default.

   We have an $8.5 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999. We requested and received waivers from Heller through the September 30, 1999 reporting period; however, we did not seek waivers for the reporting dates of December 31, 1999 or March 31, 2000. For the June 30, 2000 period, the Company has held preliminary discussions with Heller to obtain waivers for the events of non-compliance and to modify the credit agreement to provide financial covenants that the Company will be able to comply with; however, no assurances can be given that the Company will be able to successfully obtain the required consents. Currently, the Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

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

   Our credit agreements contain restrictive covenants that, among other things, impose certain limitations on us and require us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control. If we fail to meet those tests or breach any of the covenants in the future, the lenders may still declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them. Our assets may not be sufficient to repay in full that indebtedness or any other indebtedness.

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

   THE MARKET VALUE OF OUR COMMON STOCK MAY DECLINE FURTHER IF WE CONTINUE TO INCUR NET LOSSES.

   For the 1999 fiscal year, we incurred a net after-tax loss of $19.0 million, and a net after-tax loss of $4.8 million for the six months ended June 30, 2000. The price of our common stock, which has declined significantly in the past year, depends on many factors, most importantly our financial performance. If we continue to incur net losses, our stock price could decline further.

   SOME OF THE MARKETS FOR OUR PRODUCTS ARE CYCLICAL, WHICH MAY ADVERSELY IMPACT SALES OF THOSE PRODUCTS DURING A DECLINE IN THOSE MARKETS.

   Some of our products are sold in markets that are affected by the state of both the U.S. and worldwide economies and by conditions within the industries that purchase our products. Therefore, sales of these products may be reduced as a result of conditions in the markets in which they are sold. Even though the markets in which we sell our products are diversified, decreased sales in some of these markets may not be offset by sales in our other markets, which may result in a material adverse effect on our business, financial condition, results of operations or prospects. A significant percentage of our 2000 sales, most of which are attributable to our energy group and stud bolt and gasket group, are derived from the domestic oil and gas industry.

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

   Many of the industries in which we operate are highly competitive. Some of our competitors within each of our segments have greater financial and other resources than us. In our key engineered products areas of semi-tubular engineered fasteners and cold-formed specialty fasteners, safety and straight pins and threaded stud bolts, we face competition from very small manufacturers as well as from the operations of companies much larger than ourselves. Our competitors within our heavy fabrication segment vary based on the products fabricated. As the size and complexity of the products increase, competition is generally less. The market for each of our key heavy fabrication products is very competitive, and we face competition from a number of different manufacturers in each of our product areas. In our energy segment, we believe that we are subject to competition from less than ten similarly-sized remanufacturing businesses. Factors that affect competition within all of our segments include price, quality and customer service. Strong competition may result in a loss of market share in the segments in which we operate and a decrease in revenue and profit margins.

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

Item 3.     Qualitative and Quantitative Disclosures About Market Risk

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

   We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of June 30, 2000, the revolving line of credit had a principal balance of $43.9 million and an interest rate that floats with prime. We also have $8.5 million of long-term debt bearing interest at Libor plus 2.5% and long-term debt of $10.7 million at an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

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

Item 2.     Changes in Securities

   In March 2000, the Company issued warrants to purchase 750,000 shares of its common stock to SJMB at an exercise price of $1.25 per share as compensation for consulting services provided in connection with its investment in Belleli Energy. These warrants were valued at $157,500.

   On June 13, 2000, the Company issued warrants to purchase 400,000 shares of its common stock to SJMB at an exercise price of $1.25 per share in consideration of a $2 million guaranty provided by SJMB to the Company's Senior Lenders. These warrants were valued at $108,000.

   On June 30, 2000, the Company issued warrants to purchase 150,000 shares of its common stock to its Senior Lenders at an exercise price of $1.40 per share in connection with the amendment of its credit agreement. These warrants were valued at $60,000.

   On June 13, 2000, the Company issued warrants to purchase 300,000 shares of its common stock to SJMB at an exercise price of $1.25 per share in connection with the Company's acquisition from SJMB of the Orbitform Partnership Interests. These warrants were valued at $81,000.

   On June 13, 2000, the Company issued warrants to purchase 300,000 shares of its common stock to Robert E. Cone, Chairman of the Board, at an exercise price of $1.25 per share as compensation for services. These warrants were valued at $81,000.

Item 3.     Defaults upon Senior Securities

   See Item 1. Financial Statements (unaudited) Note 1. Basis of Presentation and Management Plans and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of the Company's debt in default.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Reports on Form 8-K

   In June 2000, the Company filed a report on Form 8-K disclosing the sale of Blastco Services Company ("Blastco"), its subsidiary engaged in the refinery demolition business, to two of its former shareholders. The report included the unaudited pro forma combined financial statements of the Company for the three months ended March 31, 2000 and the year ended December 31, 1999 as if the transaction had taken place January 1, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INDUSTRIAL HOLDINGS, INC.


Date: August 10, 2000                           By:   /S/ CHRISTINE A. SMITH
                                                    ----------------------------
                                                    Christine A. Smith,
                                                    Executive Vice President and
                                                    Chief Accounting Officer