Form 10-Q
period 2000-09-30
INDUSTRIAL HOLDINGS INC
filed 2000-11-14
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

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

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   The aggregate market value of common stock held by non-affiliates of the registrant was $20,979,523 at November 10, 2000. At that date, there were 13,684,832 shares of common stock outstanding.
================================================================================

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART  I     FINANCIAL INFORMATION
            Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheets at September 30, 2000
                        and December 31, 1999 .........................     1

                     Consolidated Statements of Operations for the
                        Three and Nine Months ended September 30,
                        2000 and 1999 .................................     2

                     Consolidated Statements of Cash Flows for the Nine
                       Months ended September 30, 2000 and 1999 .......     3

                     Notes to Consolidated Financial Statements .......     4

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ...    9

            Item 3.  Quantitative and Qualitative Disclosures about
                       Market Risk .....................................   22

PART  II    OTHER INFORMATION

            Item 1.  Legal Proceedings .................................   23

            Item 2.  Changes in Securities .............................   23

            Item 3.  Defaults upon Senior Securities ...................   23

            Item 4.  Submission of Matters to a Vote of Security Holders   23

            Item 5.  Other Information (no response required)

            Item 6.  Exhibits and reports on Form 8-K...................   25

                                     PART I
                              FINANCIAL INFORMATION

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------

                                     ASSETS                                                        (UNAUDITED)
Current assets:
Cash and equivalents .........................................................................   $           532    $         1,738
Accounts receivable - trade, net .............................................................            40,634             38,511
Cost and estimated earnings in excess of billings ............................................             2,337              3,704
Inventories ..................................................................................            38,250             38,260
Employee advances ............................................................................                59                 59
Notes receivable, current portion ............................................................               650              4,175
Other current assets .........................................................................             1,216              4,702
                                                                                                 ---------------    ---------------
   Total current assets ......................................................................            83,678             91,149

Property and equipment, net ..................................................................            56,919             64,707
Notes receivable, less current portion .......................................................               704              1,120
Investment in unconsolidated affiliates ......................................................                               (1,005)
Other assets .................................................................................             7,511              7,172
Goodwill and other intangible assets, net ....................................................            31,389             26,100
                                                                                                 ---------------    ---------------
   Total assets ..............................................................................   $       180,201    $       189,243
                                                                                                 ===============    ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable ................................................................................   $        44,406    $        46,193
Accounts payable - trade .....................................................................            24,166             24,688
Billings in excess of costs and estimated earnings ...........................................             3,864              2,170
Accrued expenses .............................................................................            13,235             11,410
Current portion of long-term obligations .....................................................            28,925             42,767
                                                                                                 ---------------    ---------------
   Total current liabilities .................................................................           114,596            127,228

Long-term obligations, less current portion ..................................................            20,056              9,903
Other long-term liabilities ..................................................................             2,593              2,202
Deferred income tax liability ................................................................               306                306
                                                                                                 ---------------    ---------------
   Total liabilities .........................................................................           137,551            139,639
                                                                                                 ---------------    ---------------
Shareholders' equity:
   Preferred stock $.01 par value, 7,500,000 shares
     authorized, no shares issued or outstanding
   Common stock $.01 par value, 50,000,000 shares authorized, 15,271,097 and
     15,111,097 shares issued at September 30, 2000 and December 31, 1999,
     respectively ............................................................................               153                151
   Additional paid-in capital ................................................................            54,867             54,201
   Accumulated deficit .......................................................................            (8,418)            (3,868)
   Treasury stock, at cost, 1,586,265 shares .................................................            (3,272)
   Notes receivable from officers ............................................................              (680)              (880)
                                                                                                 ---------------    ---------------
     Total shareholders' equity ..............................................................            42,650             49,604
                                                                                                 ---------------    ---------------

   Total liabilities and shareholders' equity ................................................   $       180,201    $       189,243
                                                                                                 ===============    ===============

            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                         2000             1999             2000             1999
                                                                       ------------    ------------    ------------    ------------
Sales ..............................................................   $     61,044    $     55,544    $    167,115    $    194,382
Cost of sales ......................................................         48,172          48,257         132,903         159,714
                                                                       ------------    ------------    ------------    ------------

Gross profit .......................................................         12,872           7,287          34,212          34,668

Selling, general and administrative expenses .......................          9,704          17,491          33,212          38,941
                                                                       ------------    ------------    ------------    ------------

Income (loss) from operations ......................................          3,168         (10,204)          1,000          (4,273)
Earnings from equity investments
   in unconsolidated affiliates ....................................              7             163              47           1,494

Other income (expense):
   Interest expense ................................................         (3,125)         (2,320)         (9,011)         (6,257)
   Interest income .................................................             20              75             120             234
   Other income, net ...............................................            276             364           3,455           1,247
                                                                       ------------    ------------    ------------    ------------

Total other income (expense) .......................................         (2,829)         (1,881)         (5,436)         (4,776)
                                                                       ------------    ------------    ------------    ------------


Income (loss) before income taxes ..................................            346         (11,922)         (4,389)         (7,555)
Income tax expense (benefit) .......................................            111          (4,628)            161          (2,857)
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................   $        235    $     (7,294)   $     (4,550)   $     (4,698)
                                                                       ============    ============    ============    ============
Basic earnings (loss) per share ....................................   $       0.02    $      (0.48)   $      (0.32)   $      (0.32)
Diluted earnings (loss) per share ..................................   $       0.02    $      (0.48)   $      (0.32)   $      (0.32)
Weighted average number of common shares
   outstanding - basic .............................................         13,685          15,111          14,107          14,905
Weighted average number of common shares
   outstanding - dilutive ..........................................         15,139          15,111          14,107          14,905

            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                               ----------------------------------
                                                                                                    2000               1999
                                                                                               ---------------    ---------------
Cash flows from operating activities:
   Net loss ................................................................................   $        (4,550)   $        (4,698)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation and amortization ......................................................             5,445              5,712
        Equity in earnings of unconsolidated affiliates ....................................               (47)            (1,494)
        Deferred income tax expense ........................................................                                 (509)
        Deferred compensation paid .........................................................                 8                 55
        Stock compensation .................................................................               261
        Deferred gain on demolition contract ...............................................                                 (750)
        Gain on sale of Blastco Services Company ...........................................            (2,551)
   Changes in assets and liabilities, net of effect of purchase acquisitions and divestitures:
        Accounts receivable ................................................................            (1,491)            10,254
        Inventories ........................................................................              (931)             7,157
        Notes receivable ...................................................................             1,678              1,657
        Prepaid expenses and other assets ..................................................             2,704            (12,359)
        Accounts payable ...................................................................              (275)            (1,634)
        Accrued expenses and other .........................................................             6,012             (3,457)
                                                                                               ---------------    ---------------
Net cash provided by (used in) operating activities ........................................             6,263                (66)

Cash flows from investing activities:
   Purchase of property and equipment ......................................................            (3,566)            (7,952)
   Proceeds from disposals of property and equipment, net ..................................               941                441
   Proceeds from sale of Blastco Services Company ..........................................             2,000
   Purchase of Orbitform, net of cash ......................................................               692
   Investment in unconsolidated affiliates .................................................            (1,446)            (2,477)
                                                                                               ---------------    ---------------
Net cash used in investing activities ......................................................            (1,379)            (9,988)

Cash flows from financing activities:
   Net borrowings (repayments) under
     revolving line of credit ..............................................................            (1,843)             3,712
   Proceeds from the issuance of long-term obligations .....................................             2,091              6,193
   Principal payments on long-term obligations .............................................            (6,338)            (5,657)
   Proceeds from issuance of common stock ..................................................                                2,659
                                                                                               ---------------    ---------------
Net cash provided by (used in) by financing activities .....................................            (6,090)             6,907

Net decrease in cash and cash equivalents ..................................................            (1,206)            (3,147)
Cash and cash equivalents, beginning of period .............................................             1,738              3,412
                                                                                               ---------------    ---------------
Cash and cash equivalents, end of period ...................................................   $           532    $           265
                                                                                               ===============    ===============

Supplemental schedule of non-cash investing and financing activities:
   Issuance of warrants ....................................................................   $           407

Supplemental disclosures of cash flow information: Cash paid for:
     Interest ..............................................................................   $         5,169    $         6,454
     Income taxes ..........................................................................                                  364

            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION AND MANAGEMENT PLANS

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and subsidiaries (the "Company"). All significant intercompany balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified from previous periods to conform to the current presentation.

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company had current liabilities in excess of current assets of $36.1 million and $30.9 million and debt in default at December 31, 1999 and September 30, 2000, respectively. In addition, the Company incurred a net loss of $19.0 million for the year ended December 31, 1999 and $4.6 million for the nine-month period ended September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

   The Company has a $7.6 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. In October 2000, the Company requested and received waivers from Heller through the September 30, 2000 reporting period.

   The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain new financing or refinancing of the Company's debt obligations.

2. INVENTORY

   Inventory consists of the following (dollars in thousands):

                                   SEPTEMBER 30,          DECEMBER 31,
                                       2000                   1999
                               --------------------   --------------------
   Raw materials ...........   $             12,378   $             11,791

   Finished goods ..........                 22,122                 22,088

   Other ...................                  3,750                  4,381
                               --------------------   --------------------

                               $             38,250   $             38,260
                               ====================   ====================

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

   During the second quarter of 2000, the Company's operations were reorganized into four business segments: (i) the energy group (formerly known as valve manufacturing and repair); (ii) the stud bolt and gasket group; (iii) the engineered products group; and (iv) the heavy fabrication group. The engineered products group and the stud bolt and gasket group were previously combined in the fastener manufacturing and distribution segment. The energy group also includes what was formerly known as the machine tool distribution segment. Additionally, one of the Company's subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the energy group.

(DOLLARS IN THOUSANDS)

                                                     STUD BOLT       ENGINEERED         HEAVY
FOR THE THREE MONTHS ENDED:           ENERGY         AND GASKET       PRODUCTS       FABRICATION       CORPORATE        CONSOLIDATED
                                      ------         ----------       --------       -----------       ---------        ------------
SEPTEMBER 30, 2000
Sales                                   $26,461        $12,672          $10,170         $11,741         $                 $  61,044
Income (loss) from operations             2,704            918              160             123             (737)             3,168

SEPTEMBER 30, 1999
Sales                                   $22,218        $11,735         $  9,163         $12,428         $                 $  55,544
Income (loss) from operations            (1,104)           802           (2,184)         (5,096)          (2,622)           (10,204)


FOR THE NINE MONTHS ENDED:
SEPTEMBER 30, 2000
Sales                                   $72,060        $37,983          $30,285         $26,787         $                  $167,115
Income (loss) from operations             4,788          2,355            1,213          (2,737)          (4,619)             1,000

SEPTEMBER 30, 1999
Sales                                   $64,295        $34,983          $30,956         $64,148         $                  $194,382
Income (loss) from operations             2,918          1,695           (1,197)         (3,936)          (3,753)            (4,273)

AS OF SEPTEMBER 30, 2000:
Total assets                            $53,641        $24,729          $55,427         $38,109         $  8,295           $180,201

AS OF DECEMBER 31, 1999:
Total assets                            $49,613        $24,565          $59,485         $44,987          $10,593           $189,243

4. EARNINGS (LOSS) PER SHARE

   The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                -----------------------------------
                                                                                                      2000                   1999
                                                                                                ---------------     ---------------
EARNINGS (LOSS) FOR BASIC AND DILUTED COMPUTATION:
   Net income (loss) used for basic earnings (loss) per share ..............................    $           235     $        (7,294)
   Interest on convertible debt securities, net of tax .....................................
                                                                                                ---------------     ---------------
   Net income available to common shareholders .............................................    $           235     $        (7,294)
                                                                                                ===============     ===============

BASIC EARNINGS (LOSS) PER SHARE:
   Weighted average common shares outstanding ..............................................             13,685              15,111

Basic earnings (loss) per share ............................................................    $          0.02     $         (0.48)
                                                                                                ===============     ===============

DILUTED EARNINGS (LOSS) PER SHARE:
   Weighted average common shares outstanding ..............................................             13,685              15,111
   Shares issuable from assumed conversion of common share
     options, warrants granted and debt conversion .........................................              1,454
                                                                                                ---------------     ---------------

   Weighted average common shares outstanding, as adjusted .................................             15,139              15,111
                                                                                                ===============     ===============

Diluted earnings (loss) per share ..........................................................    $          0.02     $         (0.48)
                                                                                                ===============     ===============
                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                -----------------------------------
                                                                                                     2000                1999
                                                                                                ---------------     ---------------
EARNINGS (LOSS) FOR BASIC AND DILUTED COMPUTATION:
   Net income (loss) used for basic earnings (loss) per share ..............................    $        (4,550)    $        (4,698)
   Interest on convertible debt securities, net of tax .....................................
                                                                                                ---------------     ---------------
   Net income (loss) available to common shareholders ......................................    $        (4,550)    $        (4,698)
                                                                                                ===============     ===============

BASIC EARNINGS (LOSS) PER SHARE:
   Weighted average common shares outstanding ..............................................             14,107              14,905

Basic earnings (loss) per share ............................................................    $         (0.32)    $         (0.32)
                                                                                                ===============     ===============

DILUTED EARNINGS (LOSS) PER SHARE:
   Weighted average common shares outstanding ..............................................             14,107              14,905
   Shares issuable from assumed conversion of common share
     options, warrants granted and debt conversion
                                                                                                ---------------     ---------------

   Weighted average common shares outstanding, as adjusted .................................             14,107              14,905
                                                                                                ===============     ===============

Diluted earnings (loss) per share ..........................................................    $         (0.32)    $         (0.32)
                                                                                                ===============     ===============

   There were 4,117,508 stock options and warrants that were not included in the earnings per share computation for the three months ended September 30, 2000 as their effect was anti-dilutive. Additionally, all convertible debt was anti-dilutive and therefore not included in the computation. No stock options and warrants were included in the loss per share computation for the nine months ended September 30, 2000 as their effect was anti-dilutive due to the loss recorded. There were 4,137,208 stock options and warrants that were not included in the earnings per share computation for the three months and nine months ended September 30, 1999 as their effect was anti-dilutive. Effective June 9, 2000, an aggregate of 2,039,500 stock options were granted to approximately 125 employees.

5. DEBT

   On June 30, 2000 the Company entered into an amendment of its credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which: (i) accelerated the maturity to January 31, 2001;
(ii) reduced the revolving credit line to the lesser of $50 million or the defined borrowing base; (iii) increased the interest rate from prime plus 2% to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior violations under the credit agreement. At September 30, 2000, the Company was in compliance with the loan covenants.

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

   Under the Reimbursement Agreement and in consideration of the Guaranty, the Company issued warrants to St. James to purchase 400,000 shares of the Company's common stock at $1.25 per share (valued at $84,000) and forgave a $0.35 million note receivable from St. James. In addition, the Company will issue subordinated notes to St. James for Guaranty payments and Credit Support payments, if any, that are made to the Senior Lenders. These notes, if any, and accrued interest at an annual rate of 11%, will be due on January 31, 2002. The principal amount of these notes together with all accrued and unpaid interest is convertible into shares of the Company's common stock at a conversion price of $1.25 per share. Additionally, the Company agreed to issue to St. James warrants to purchase a number of shares of the Company's common stock equal to the amount of any Guaranty payments multiplied by 0.25, so that if St. James makes the full $2.0 million in Guaranty payments, the Company would issue 500,000 warrants to acquire shares of its common stock at $1.25 per share. At September 30, 2000, there were no Guaranty or Credit Support payments.

   As discussed in Note 1, the Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that became due on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. EnSerCo has not called this note due; however, it retains the right to do so. The Company has held preliminary discussions with EnSerCo to modify the terms of the original note agreement, which include extending the due date; however, no agreement has been reached between the parties. Furthermore, no assurances can be given that the Company will be able to successfully conclude any arrangement being considered. As a result, the Company has classified this obligation as current in the accompanying consolidated balance sheets at December 31, 1999 and September 30, 2000.

   The Company's $7.6 million term note with Heller contains requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures, all of which are calculated on a trailing twelve month basis. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. Because of the losses incurred in 1999, the Company did not meet certain required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio required by the debt agreements. In October 2000, the Company requested and received waivers from Heller through the September 30, 2000 reporting period.

   In July 1998, the Company acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. (the "Seller") for $35.0 million in cash and receivables and a $5.0 million note to the Seller. Under the purchase agreement, the Seller assumed all liabilities and retained certain accounts receivable of Beaird. The Company believed that it was entitled to receive $2.2 million of excess purchase price paid to the Seller under the purchase agreement resulting from liabilities incurred by the Company in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Seller note. It was the Company's position that it had offset the amount owed under the purchase agreement against this principal and interest payment. Although the Seller agreed that the Company was owed an amount, in January 2000, the Seller filed suit against the Company in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, the Seller alleged that the Company defaulted on the $5 million note payment and asserted that the amount it owed the Company was not sufficient to pay the first principal and interest payment and additionally could not be offset against the $5 million note payment. In response, in February 2000, the Company filed a counterclaim alleging the Seller's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. In June 2000, the litigation was settled. Pursuant to the settlement agreement, the Seller agreed to reduce the note payable by $1.6 million in satisfaction of the counterclaim and reimbursement to the Company for losses incurred and recognized during 1999 on a contract. The Company has recorded the reduction in the note payable as an offset to the original purchase price and the loss reimbursement as other income during the three-month period ended June 30, 2000. The new note has a balance of $3.4 million with interest at the prime rate of interest and is payable in equal quarterly installments over two years beginning January 31, 2001.

   Effective as of August 25, 2000, the Company issued two separate convertible subordinated notes ("Acquisition Note A" and "Acquisition Note B") to SJMB, L.P. ("SJMB") in connection with the Company's acquisition of the general partnership interest and the 51% of limited partnership interests of Orbitform that the Company did not already own. Acquisition Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest thereon, into shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a price of $1.15 per share. Acquisition Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest thereon, beginning one year after issuance into shares of the Company's Common Stock at a price of $2.00 per share.

6. COMMITMENTS AND CONTINGENCIES

   In April 2000, the Company sold Blastco Services Company ("Blastco") to Blastco's former shareholders. Although the sales agreement required the purchasers to obtain the Company's release from any of its guarantees of Blastco debt, the purchasers have not done so and the Company continues to have in place its corporate guaranty of $1.6 million of Blastco term debt. This term debt is secured by equipment owned by Blastco.

   The Company is involved in various claims and litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

7. ACQUISITIONS AND DIVESTITURES

   Effective April 1, 2000, the Company sold its refinery dismantling and gas metering subsidiary, Blastco, back to Blastco's former shareholders. The sales price of Blastco was $2.0 million in cash, $0.8 million in notes receivable and 1,586,265 shares of the Company's common stock that the former shareholders of Blastco received in the Company's acquisition of Blastco in a pooling-of-interests transaction. Also, the Company retained inventory and equipment with a net book value of $0.3 million. The Company recognized a gain of approximately $2.6 million in connection with this sale, which is included in other income.

   In August 2000, the Company acquired from SJMB the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that the Company did not already own (the "Orbitform Partnership Interests") (the "St. James Transaction"). The purchase price for the Orbitform Partnership Interests was approximately $7.8 million in the form of: (i) $6.9 million in secured subordinated debt bearing interest at an annual rate of 11% that is convertible into shares of the Company's common stock ($3.45 million convertible any time at $1.15 per share and $3.45 million convertible after one year at $2.00 per share); (ii) warrants to acquire 300,000 shares of the Company's common stock at an exercise price of $1.25 per share (valued at $64,000); and (iii) forgiveness of an $0.8 million note receivable from St. James.

   On a pro forma unaudited basis, as if this acquisition and divestiture each had occurred as of January 1, 2000, sales, net income and income per share would have been $61.8 million, $0.3 million and $0.02 per share for the three months ended September 30, 2000, respectively. For the nine months ended September 30, 2000, sales, net loss and loss per share would have been $170.9 million, $3.5 million and $0.23 per share, respectively.

8. SUBSEQUENT EVENTS

   On November 6, 2000, the Company sold a surplus parcel of land located in downtown Houston, Texas for approximately $3.3 million in cash. The facility had been owned and occupied by GHX Inc., a subsidiary in the Company's Stud Bolt and Gasket Group, which is moving its downtown Houston location to another Company-owned manufacturing facility located less than 10 miles away.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

   The Company owns and operates a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. During the second quarter of 2000, the Company's operations were reorganized into four business segments: (i) the energy group (formerly known as valve manufacturing and repair); (ii) the stud bolt and gasket group; (iii) the engineered products group; and (iv) the heavy fabrication group. The engineered products group and the stud bolt and gasket group were previously combined in the fastener manufacturing and distribution segment. The energy group also includes what was formerly known as the machine tool distribution segment. Additionally, one of the Company's subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the energy group.

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

   ENHANCE REVENUE GROWTH. The Company believes that significant opportunities exist to enhance revenue growth in its business groups. The Company plans to achieve this growth by: (i) promoting cross-selling opportunities across its customer base; (ii) identifying new applications and new markets for existing products, production capabilities, and skill base; and (iii) acquiring companies that are strategic fits within its business segments. To date in the engineered products group as well as the stud bolt and gasket group, the Company has integrated the sales of certain product lines across each of the related companies within these groups. In the energy group, rather than integrate the sales of its product lines across the companies within that group, the Company has begun to integrate its customer base through the joint marketing of the individual companies' products and services to the entire energy group customer base. Over the next year, the Company will continue to expand on these efforts. In the heavy fabrication group, the Company has focused its efforts on developing and expanding its power generation customers in order to solidify its position in this burgeoning market. The Company believes that its strong market positions within the niche markets it serves enhances its ability to effectively implement this aspect of the turnaround plan. Although historically much of the Company's growth has been through acquisition, acquisitions will not be an area of emphasis until the turnaround plan has been fully executed and the Company's financial performance has returned to historical levels.

   ELIMINATE WASTE. The Company believes that significant opportunities exist to reduce or eliminate waste by: (i) reducing working capital levels company-wide through increased inventory turns and accelerated collection of receivables; (ii) selling non-strategic assets that are not part of the Company's core competencies; (iii) consolidating selected facilities; (iv) converting present manufacturing processes to "lean" or more efficient manufacturing techniques; and (v) fully implementing the Company's ERP systems, which will allow managers to obtain and use production information faster and more efficiently than before.

      During the past approximately year-and-a-half, the Company has: (i) consolidated three of its facilities into other existing facilities; (ii) sold three non-core business units; (iii) closed and liquidated four non-core and unprofitable business units; (iv) completed the installation of two ERP systems; (v) converted one plant from a traditional "batch and queue" operation to one that employs one-piece flow or cellular production; and (vi) reduced inventory and receivables. On a going-forward basis, the Company intends to: (i) consolidate an additional plant into an existing facility;
   (ii) sell three parcels of excess real estate; (iii) convert the distribution operations of its stud bolt and gasket group to a common ERP system; and (iv) continue the implementation of "lean" manufacturing techniques. The Company plans to continue to pursue similar measures when it is in its best interest to do so.

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

   The Company's results of operations are affected by the level of economic activity in the industries served by its customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by the Company's clients are the automotive, home furnishings, petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for the Company's products and services, which could adversely affect operating results. During 1998 and into 1999, oil and gas prices declined significantly, resulting in a decrease in the demand for the Company's products and services that are used in the exploration and production of oil and gas. Exploration and production expenditures generally lag improvements in oil and gas prices; therefore, as oil and gas prices improved during 1999 and into 2000, the Company has experienced increased sales and backlog in 2000.

   This section should be read in conjunction with the Company's consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

           The following table sets forth certain operating statement data for each of the Company's groups for each of the periods presented (in thousands):

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                          2000            1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Sales:
   Energy ......................................................    $     26,461     $     22,218     $     72,060     $     64,295
   Stud Bolt and Gasket ........................................          12,672           11,735           37,983           34,983
   Engineered Products .........................................          10,170            9,163           30,285           30,956
   Heavy Fabrication ...........................................          11,741           12,428           26,787           64,148
                                                                    ------------     ------------     ------------     ------------
                                                                          61,044           55,544          167,115          194,382
                                                                    ------------     ------------     ------------     ------------
Cost of Sales:
   Energy ......................................................          20,004           18,737           54,629           48,383
   Stud Bolt and Gasket ........................................           9,176            8,339           27,836           25,371
   Engineered Products .........................................           8,342            8,106           24,729           25,845
   Heavy Fabrication ...........................................          10,650           13,075           25,709           60,115
                                                                    ------------     ------------     ------------     ------------
                                                                          48,172           48,257          132,903          159,714
                                                                    ------------     ------------     ------------     ------------
Gross Profit:
   Energy ......................................................           6,457            3,481           17,431           15,912
   Stud Bolt and Gasket ........................................           3,496            3,396           10,147            9,612
   Engineered Products .........................................           1,828            1,057            5,556            5,111
   Heavy Fabrication ...........................................           1,091             (647)           1,078            4,033
                                                                    ------------     ------------     ------------     ------------
                                                                          12,872            7,287           34,212           34,668
                                                                    ------------     ------------     ------------     ------------
Selling, General and Administrative:
   Energy ......................................................           3,753            4,585           12,643           12,994
   Stud Bolt and Gasket ........................................           2,578            2,594            7,792            7,917
   Engineered Products .........................................           1,668            3,241            4,343            6,308
   Heavy Fabrication ...........................................             968            4,449            3,815            7,969
   Corporate ...................................................             737            2,622            4,619            3,753
                                                                    ------------     ------------     ------------     ------------
                                                                           9,704           17,491           33,212           38,941
                                                                    ------------     ------------     ------------     ------------
Operating Income (Loss):
   Energy ......................................................           2,704           (1,104)           4,788            2,918
   Stud Bolt and Gasket ........................................             918              802            2,355            1,695
   Engineered Products .........................................             160           (2,184)           1,213           (1,197)
   Heavy Fabrication ...........................................             123           (5,096)          (2,737)          (3,936)
   Corporate ...................................................            (737)          (2,622)          (4,619)          (3,753)
                                                                    ------------     ------------     ------------     ------------
                                                                    $      3,168     $    (10,204)    $      1,000     $     (4,273)
                                                                    ============     ============     ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

   SALES. On a consolidated basis, sales increased $5.5 million or 10% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

   Sales for the Energy Group increased $4.2 million or 19% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. In April 2000, the Company sold Blastco, its refinery demolition subsidiary. Blastco's sales were $3.3 million in the third quarter of 1999. Excluding Blastco, sales in the Energy Group would have increased $7.5 million or 40% for 2000 compared to 1999. The increase is attributable to internal growth primarily as the result of improved economic conditions in the energy industry. Increasing worldwide demand for oil and gas coupled with declining production has resulted in more stable prices and an increase in the worldwide rig count. Additionally in 2000, the group began providing temporary labor services to the oil and gas construction industry. Sales of $2.7 million were recognized in the third quarter related to this activity.

   Sales for the Stud Bolt and Gasket Group increased $0.9 million or 8% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and processing and energy industries.

   Sales for the Engineered Products Group increased $1.0 million or 11% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This increase was attributable to the acquisition of the remaining 51% of Orbitform in August 2000, which the Company is now consolidating. The increase attributable to this acquisition was partially offset by a sales decrease at this group's manufacturing location in Connecticut. The Connecticut plant has experienced significant sales declines attributable to several of its major customers. These declines have primarily been the result of customers slowing purchases either in response to an inventory overstock situation or softness in their own sales.

   Sales for the Heavy Fabrication Group, comprised solely of Beaird, decreased $0.7 million or 6% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL Energy LLC to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million, with the initial order of 242 towers for delivery to a wind energy project in West Texas. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in the third quarter of 2000, the manufacture of heavy pressure vessels made up only 25% of Beaird's revenues in comparison to 72% for the third quarter of 1999. Backlog at Beaird as of September 30, 2000 has increased 171% over December 31, 1999.

   COST OF SALES. Cost of sales decreased $0.1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

   Cost of sales for the Energy Group increased $1.3 million or 7% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily as a result of the increase in sales described above. Gross margin increased from 16% for the third quarter of 1999 to 25% in the third quarter of 2000. Cost of sales in 1999 included charges of approximately $0.2 million related to the liquidation of certain inventories of a discontinued product offering. The unusually low margin in 1999 was primarily attributable to the refinery demolition business, Blastco. Excluding Blastco, the 1999 gross margin was 20%. The improvement in margins in 2000 compared to 1999 is attributable to increased sales that cover more fixed costs resulting in higher margins.

   Cost of sales for the Stud Bolt and Gasket Group increased $0.8 million or 10% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily as a result of the increase in sales described above. Gross margin decreased from 29% for the third quarter of 1999 to 28% in the third quarter of 2000. The decline in gross margin was primarily attributable to competitive pressure within the stud bolt market as competitors attempt to capture market share through price reductions.

   Cost of sales for the Engineered Products Group increased $0.2 million or 3% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Cost of sales increased as a result of the acquisition of Orbitform in August 2000. However, cost of sales in 1999 included charges related to the liquidation of certain production related assets and inventory in association with the closing of the group's Waterbury, Connecticut and El Paso, Texas manufacturing facilities. Gross margin increased from 12% for the third quarter of 1999 to 18% for the third quarter of 2000 because the gross margin of Orbitform, which exceeds the margins of the remainder of the group, improved the composite margin of the group. The declining sales level in the Connecticut plant as described above has adversely affected the gross margin of the group.

   Cost of sales for the Heavy Fabrication Group decreased $2.4 million or 19% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. In response to the declining sales, Beaird reduced costs in all areas and substantially reduced its workforce. In 1999, Beaird recorded approximately $0.4 million in costs associated with personnel reductions. Gross margin increased from a negative 5% in the third quarter of 1999 to 9% in the third quarter of 2000.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $7.8 million or 45% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

   The Energy Group's selling, general and administrative expenses decreased $0.8 million or 18% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. $0.5 million of this decrease is as a result of the sale of Blastco, the group's refinery demolition subsidiary, effective April 2000. Excluding Blastco, selling, general and administrative expenses would have decreased $0.3 million or 8% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily as a result of elimination of certain management positions at two of the group's subsidiaries.

   The Stud Bolt and Gasket Group's selling, general and administrative expense was $2.6 million in the third quarter of 2000 and 1999.

   The Engineered Products Group's selling, general and administrative expenses decreased $1.6 million or 49% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. 1999 includes approximately $0.9 million in expenses associated with the closing of the group's Waterbury, Connecticut and El Paso, Texas manufacturing facilities. The consolidation of the group's two Connecticut plants resulted in an overall decrease in selling, general and administrative expenses in 2000 that was partially offset by the selling, general and administrative expenses of Orbitform that was acquired in August 2000.

   The Heavy Fabrication Group's selling, general and administrative expenses decreased $3.5 million or 78% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. 1999 included a charge for $2.5 million for an uncollectible receivable associated with a customer dispute that was subsequently settled for $1 million. As a result of sales declines in 1999, Beaird reduced its workforce and implemented other cost reduction measures, reducing its 2000 selling, general and administrative expenses.

   Corporate selling, general and administrative expenses decreased $1.9 million or 72% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. 1999 included approximately $1.6 million in professional fees and other expenses associated with the Company's refinancing efforts. Additionally, certain corporate expenses were reduced or eliminated in 2000.

   EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $0.2 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. In August 2000, the Company acquired the remaining interest in its equity investee, Orbitform. Therefore, Orbitform's results were consolidated from the date of acquisition rather than reflected as earnings from equity investments.

   INTEREST EXPENSE. Interest expense increased $0.8 million or 35% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, primarily as a result of higher interest rates.

   OTHER INCOME (EXPENSE), NET. Other income (expense) was $0.3 million for the three months ended September 30, 2000 compared to $0.4 million for the three months ended September 30, 1999.

   INCOME TAXES. The Company recognized no federal tax expense for the three months ended September 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

   NET INCOME (LOSS). Net income was $0.2 million, or $0.02 per share, for the three months ended September 30, 2000 compared to a net loss of $7.3 million, or a loss of $0.48 per share, for the three months ended September 30, 1999 as a result of the foregoing factors.

   NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

   SALES. On a consolidated basis, sales decreased $27.3 million or 14% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

   Sales for the Energy Group increased $7.8 million or 12% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The Company sold Blastco, with sales of $6.5 million for the nine months ended September 30, 1999, in April 2000. Excluding Blastco, sales would have increased $14.3 million or 25% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, with almost all the increase occurring in the second and third quarters. The increase is attributable to internal growth primarily as the result of improved economic conditions in the energy sector. Increasing worldwide demand for oil and gas coupled with declining production has resulted in more stable prices and the worldwide rig count has increased. Additionally in 2000, the group began providing temporary labor services to the oil and gas construction industry. Sales of $4 million were recognized in 2000 related to this activity.

   Sales for the Stud Bolt and Gasket Group increased $3.0 million or 9% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and processing and energy industries.

   Sales for the Engineered Product Group decreased $0.7 million or 2% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. While three of the group's manufacturing locations have experienced relatively flat sales, its manufacturing location in Connecticut has experienced significant sales declines attributable to several of its major customers. These declines have primarily been the result of customers slowing purchases either in response to an inventory overstock situation or softness in their own sales. These sale decreases were partially offset by the increase in sales resulting from the acquisition of Orbitform in August 2000.

   Sales for the Heavy Fabrication Group decreased $37.4 million or 58% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The decrease is attributable to the completion of a major contract for wind turbine towers in June 1999 that was not replaced until the third quarter of 2000. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL Energy LLC to fabricate up to 800 wind turbine towers by

November 2001 for a total price in excess of $55 million, with the initial order of 242 towers for delivery to a wind energy project in West Texas. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts for the nine months ended September 30, 2000, the manufacture of heavy pressure vessels made up only 33% of Beaird's revenues in comparison to 42% for the nine months ended September 30, 1999. Backlog at Beaird as of September 30, 2000 has increased 171% over December 31, 1999.

   COST OF SALES. Cost of sales decreased $26.9 million or 17% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

   Cost of sales for the Energy Group increased $6.2 million or 13% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily as a result of the increase in sales described above. Gross margin decreased from 25% for the first nine months of 1999 to 24% for the first nine months of 2000.

   Cost of sales for the Stud Bolt and Gasket Group increased $2.5 million or 10% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily as a result of the increase in sales described above. Gross margin decreased from 28% for the first nine months of 1999 to 27% in the first nine months of 2000. The decline in gross margin was primarily attributable to competitive pressure within the stud bolt market as competitors attempt to capture market share through price reductions.

    Cost of sales for the Engineered Products Group decreased $1.1 million or 4% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Cost of sales in 1999 included charges related to the liquidation of certain production related assets and inventory in association with the closing of the group's Waterbury, Connecticut and El Paso, Texas manufacturing facilities. Additionally, cost of sales decreased as a result of the decrease in sales described above. These decreases were offset by the inclusion of cost of sales for Orbitform that was acquired in August 2000. Gross margin increased from 17% for the nine months ended September 30, 1999 to 18% for the nine months ended September 30, 2000 because the gross margin of Orbitform, which exceeds the margins of the remainder of the group, has improved the composite margin of the group. The declining sales level in the Connecticut plant has adversely affected the gross margin of the group.

   Cost of sales for the Heavy Fabrication Group decreased $34.4 million or 57% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. In response to the declining sales, Beaird attempted to reduce costs in all areas and substantially reduced its workforce. Gross margin decreased from 6% in the first nine months of 1999 to 4% in the first nine months of 2000 as sales decreased to levels that were insufficient to generate enough gross profit to cover fixed costs in the first quarter of 2000.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $5.7 million or 15% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

   The Energy Group's selling, general and administrative expenses increased $0.4 million or 3% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily as a result of an increase of $0.5 million at Blastco, the group's refinery demolition subsidiary, which was sold in April 2000. Excluding Blastco, selling, general and administrative expenses would have decreased $0.1 million or 1% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily as a result of elimination of certain management positions at two of the group's subsidiaries.

   The Stud Bolt and Gasket Group's selling, general and administrative expenses decreased $0.1 million or 2% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 as a result of cost reduction measures implemented in the first quarter of 2000.

   The Engineered Products Group's selling, general and administrative expense decreased $2.0 million or 31% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. 1999 includes approximately $0.9 million in expenses associated with the closing of the group's Waterbury, Connecticut and El Paso, Texas manufacturing facilities. The consolidation of the group's two Connecticut plants resulted in an overall decrease in selling, general and administrative expenses in 2000 that was partially offset by the selling, general and administrative expenses of Orbitform that was acquired in August 2000.

   The Heavy Fabrication Group's selling, general and administrative expense decreased $4.2 million or 52% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. 1999 included a charge for $2.5 million for an uncollectible receivable associated with a customer dispute that was subsequently settled for $1 million. As a result of sales declines in 1999, Beaird reduced its workforce and implemented other cost reduction measures, reducing its 2000 selling, general and administrative expenses.

   Corporate selling, general and administrative expenses increased $0.9 million or 23% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Both 2000 and 1999 included professional fees and other expenses associated with the Company's refinancing efforts, the amendment to its current loan agreements and preparation of its proxy as well as an increase in salaries and related expenses resulting from additional corporate personnel.

   EARNINGS FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $1.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily as a result of the Company's equity investee involved in demolition activities which had earnings in the first quarter of 1999 and had no earnings in 2000 as anticipated losses on its contracts were accrued as of December 31, 1999. Additionally, the equity investment was sold as part of the sale of Blastco in April 2000.

   INTEREST EXPENSE. Interest expense increased $2.8 million or 44% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, primarily as a result of higher interest rates.

   OTHER INCOME (EXPENSE), NET. Other income (expense) was $3.5 million for the nine months ended September 30, 2000 compared to $1.2 million for the nine months ended September 30, 1999. In the second quarter of 2000, the Company recognized a gain of approximately $2.6 million on the sale of Blastco and $0.8 million (net of expenses) in income on the settlement of its litigation with Trinity Industries.

   INCOME TAXES. The Company recognized no federal tax benefit for the nine months ended September 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

   NET INCOME (LOSS). The net loss was $4.6 million, or a loss of $0.32 per share, for the nine months ended September 30, 2000 compared to a net loss of $4.7 million, or a loss of $0.32 per share, for the nine months ended September 30, 1999 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 2000, we had a deficit in retained earnings of $8.4 million and a working capital deficit of $30.9 million as a result of $68.1 million in debt maturing on or before September 30, 2001.

   PRINCIPAL DEBT INSTRUMENTS. As of September 30, 2000, we had an aggregate of $93.4 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings.

   We are currently exploring various financing alternatives to meet our future liquidity needs. We anticipate refinancing certain of our debt facilities in 2000, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

   On June 30, 2000 the Company entered into an amendment of its credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which: (i) accelerated the maturity to January 31, 2001;
(ii) reduced the revolving credit line to the lesser of $50 million or the defined borrowing base; (iii) increased the interest rate from prime plus 2% to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior violations under the credit agreement. At September 30, 2000, the Company was in compliance with the loan covenants. At September 30, 2000, we had no availability under the credit facility. At November 10, 2000, we had availability under the facility of approximately $1.4 million.

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

   We have a $7.6 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. In October 2000, we requested and received waivers from Heller through the September 30, 2000 reporting period.

   Effective as of August 25, 2000, the Company issued two convertible subordinated notes ("Acquisition Note A" and "Acquisition Note B") to SJMB, L.P. in connection with the Company's acquisition of the general partnership interest and the 51% of limited partnership interests of Orbitform that the Company did not already own. Acquisition Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest thereon, into shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a price of $1.15 per share. Acquisition Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest thereon, beginning one year after issuance into shares of the Company's Common Stock at a price of $2.00 per share.

   In April 2000, the Company sold Blastco to Blastco's former shareholders. Although the sales agreement required the purchasers to obtain the Company's release from any of its guarantees of Blastco debt, the purchasers have not done so and the Company continues to have in place its corporate guaranty of $1.6 million of Blastco term debt. This term debt is secured by equipment owned by Blastco.

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

   During the third quarter of 1999, we developed and implemented a turnaround plan to streamline our operations and refocus on our core competencies through enhanced revenue growth, elimination of waste and development of employees. As a part of this turnaround plan, we closed duplicate facilities, reduced personnel, eliminated certain products, wrote-off the related inventory, and adopted uniform information systems platforms in the engineered products group. On a going-forward basis, we intend to: (i) consolidate an additional plant into an existing facility; (ii) sell three parcels of excess real estate; (iii) convert the distribution operations of stud bolt and gasket group to a common ERP system; and (iv) continue the implementation of "lean" manufacturing. We will continue to pursue other similar measures when it is in our best interest to do so.

   The Energy Group is closely tied to the price of oil and gas. Sales and operating income within the Energy Group were adversely affected in 1999. The reduction in sales volume and profitability in 1999 was primarily attributable to reductions in the worldwide and gulf coast rig counts, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry, and ongoing cost reduction efforts by oil and gas companies. Within the Energy Group, we believe that sales reached their lowest levels in 1999. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices, resulting in increased exploration and production spending in 2000 and an improved demand for oilfield services. Excluding the sales of Blastco, sales have increased each quarter in 2000 over sales of the preceding quarter.

   The Stud Bolt and Gasket Group serves both the oil and gas exploration and production industry and the refinery and processing industry. The Stud Bolt and Gasket Group's operations have experienced results similar to the Energy Group's operations. As oil and gas prices have increased, sales and profitability within these operations have improved. We have experienced increasing backlog and sales in each quarter of 2000 over the fourth quarter of 1999.

   The Engineered Products Group's operating profits have been adversely effected by a decline in revenues as almost all the industries we serve in this group have experienced softening in their markets and as a result have purchased fewer products in the third quarter and are expected to continue to purchase fewer products in the fourth quarter of 2000. In the home furnishing industry, which represents about one-fifth of the group's sales, high energy prices are creating rising utility, shipping and raw material costs, narrowing profit margins. Additionally these same high prices are restraining consumers from buying furniture and other big-ticket items. And, interest rate increases have curbed consumer spending and contributed to a slow down in housing activity. The bankruptcy filing of Heilig-Meyers, a large furniture chain and a major customer of some of our customers, has caused a reduction in this group's customers' purchases as they adjust to the impact of this filing. The slow-down in housing activity coupled with changing fashion tastes have impacted the sales of our major drapery hardware customer, which has resulted in fewer purchases from us. The automotive industry, which represents about one-third of the group's sales, is experiencing about a 5% reduction in sales over 1999, a record year. Additionally several of this group's automotive customers have found themselves in an inventory overstock situation and as a result have slowed or ceased purchases from us until their own inventory levels are reduced. Based on all these events, we expect sales to continue to be soft in the fourth quarter. However, we have received several large purchase orders for new parts and our quoting activity in general has increased.

   The Heavy Fabrication Group's sales and profitability decreased significantly in 1999 from that of historical levels. This group's customers have seen a reduction in their margins because of the volatility of oil feedstock prices during 1999, and have significantly reduced their capital spending. In addition, it has experienced significant competitive pressures from overseas. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL Energy LLC to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million, with the initial order of 242 towers for delivery to a wind energy project in West Texas. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts for the nine months ended September 30, 2000, the manufacture of heavy pressure vessels made up only 33% of Beaird's revenues in comparison to 42% for the nine months ended September 30, 1999. Backlog at Beaird as of September 30, 2000 has increased 171% over December 31, 1999.

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the nine months ended September 30, 2000, net cash provided by operating activities was $6.3 million compared to the nine months ended September 30, 1999, which used cash of $0.1 million. Cash was provided primarily through the collection of notes and accounts receivable and increases in accounts payable and accrued liabilities.

   NET CASH USED IN INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For the nine months ended September 30, 2000 and 1999, the Company made capital expenditures of approximately $3.6 million and $8.0 million, respectively. Additionally, in 2000 and 1999 the Company made investments in unconsolidated affiliates of $1.5 million and $2.5 million, respectively. Effective April 2000, the Company sold its refinery demolition subsidiary, Blastco, and received $2 million in cash proceeds and in August 2000, acquired Orbitform which included purchased cash of $0.7 million.

   NET CASH USED IN FINANCING ACTIVITIES. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used net cash of $6.1 million in the nine months ended September 30, 2000 compared to providing net cash of $6.9 million in 1999. During the nine months ended September 30, 2000, we repaid $1.8 million of our borrowings under our credit facilities compared to net borrowings of $3.7 million during the same period in 1999. During the nine months ended September 30, 2000, we had proceeds from issuance of long-term obligations of $2.1 million, compared to proceeds of $6.2 million in the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we made principal payments on long-term obligations of $6.3 million compared to $5.7 million in the nine months ended September 30, 1999. In 1999, we had $2.7 million in net proceeds from the sale of our common stock.

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

   WE ARE IN DEFAULT UNDER OUR NOTE WITH ENSERCO AND THEY HAVE THE RIGHT TO DECLARE ALL OUTSTANDING AMOUNTS IMMEDIATELY DUE AND PAYABLE.

   We have a $15 million note payable to EnSerCo that was due on November 15, 1999 and extended to January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note. EnSerCo has not called this note; however, they retain the right to do so.

   We have a $7.6 million term note with Heller Financial, Inc. ("Heller"), which expires on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. In October 2000, we requested and received waivers from Heller through the September 30, 2000 reporting period. Because of the significant losses in the first quarter of 2000, we believe we will not be in compliance with the same financial covenants at the December 31, 2000 reporting period. Although we will request a waiver from Heller at that time, no assurances can be given that Heller will provide such a waiver.

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

   THE MARKET VALUE OF OUR COMMON STOCK MAY DECLINE FURTHER IF WE CONTINUE TO INCUR NET LOSSES.

   For the 1999 fiscal year, we incurred a net after-tax loss of $19.0 million, and a net after-tax loss of $4.5 million for the nine months ended September 30, 2000. The price of our common stock, which has declined significantly in the past year, depends on many factors, most importantly our financial performance. If we continue to incur net losses, our stock price could decline further.

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

   Many of the industries in which we operate are highly competitive. Some of our competitors within each of our groups have greater financial and other resources than us. In our key engineered products areas of semi-tubular engineered fasteners and cold-formed specialty fasteners, safety and straight pins and threaded stud bolts, we face competition from very small manufacturers as well as from the operations of companies much larger than ourselves. Our competitors within our heavy fabrication group vary based on the products fabricated. As the size and complexity of the products increase, competition is generally less. The market for each of our key heavy fabrication products is very competitive, and we face competition from a number of different manufacturers in each of our product areas. In our energy group, we believe that we are subject to competition from less than ten similarly-sized remanufacturing businesses. Factors that affect competition within all of our groups include price, quality and customer service. Strong competition may result in a loss of market share in the groups in which we operate and a decrease in revenue and profit margins.

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

   We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of September 30, 2000, the revolving line of credit had a principal balance of $44.4 million and an interest rate that floats with prime. We also have $7.6 million of long-term debt bearing interest at Libor plus 2.5% and long-term debt of $13.5 million at an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

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

Item 2.     Changes in Securities

   Effective as of August 25, 2000, the Company issued two separate convertible subordinated notes ("Acquisition Note A" and "Acquisition Note B") to SJMB, L.P. in connection with the Company's acquisition of the general partnership interest and the 51% of limited partnership interests of Orbitform that the Company did not already own. Acquisition Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest thereon, into shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a price of $1.15 per share. Acquisition Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest thereon, beginning one year after issuance into shares of the Company's Common Stock at a price of $2.00 per share.

Item 3.     Defaults upon Senior Securities

   See Item 1. Financial Statements (unaudited) Note 1. Basis of Presentation and Management Plans and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of the Company's debt in default.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)         The Annual Meeting of Shareholders of the Company was held
            August 15, 2000.

(b) The following persons were elected at that meeting as Class III directors to serve until the third Annual Meeting of Shareholders following their election:

                                                         NUMBER OF VOTES
                                                      ---------------------
            NAME OF NOMINEE                              FOR       AGAINST
            ---------------                           ----------  ---------
            Robert E. Cone                            10,593,772  1,816,848
            Charles E. Underbrink                     11,500,917    909,703
            Barbara S. Shuler                         10,700,217  1,710,403

(c)   The following-described securities were approved for issuance:

       a. in connection with the Company's acquisition of the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that the Company did not already own:

                  (a) 11% promissory notes (x) in the original principal amount of $3,450,000, convertible at any time, together with accrued interest thereon, into shares of our common stock, par value $0.01 per share ("Common Stock"), at a price of $1.15 per share ("Acquisition Note A"), and (y) in the original principal amount of $3,450,000, convertible, together with accrued interest thereon, beginning one year after issuance into shares of our Common Stock at a price of $2.00 per share ("Acquisition Note B"), only if we elect not to prepay this amount in the first year instead (collectively, the "Acquisition Notes");

                  (b) warrants (the "Acquisition Warrants") to purchase 300,000 shares of Common Stock at an exercise price of $1.25 per share (the "Acquisition Warrant Shares");

                  (c) on the full conversion of Acquisition Note A, together with accrued interest thereon, at least 3,000,000 shares of our Common Stock (the "Acquisition Note A Shares");

                  (d) only if we do not prepay the principal and accrued
               interest within one year, on the full conversion of Acquisition Note B, together with accrued interest thereon, at least 1,725,000 shares of our Common Stock (the "Acquisition Note B Shares"); and

                  (e) on the full exercise of the Acquisition Warrants, the
               Acquisition Warrant Shares (the Acquisition Notes, the Acquisition Warrants, the Acquisition Note A Shares, the Acquisition Note B Shares and the Acquisition Warrant Shares, collectively, the "Acquisition Securities").

       b. to SJMB and St. James Capital Partners, L.P. ("SJCP"), in connection with their providing up to $1,500,000 of funding to us under an Optional Credit Support Agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (our "Senior Lenders"), in order to cure future potential financial covenant defaults under our amended credit agreement with our Senior Lenders (the "Credit Support Agreement"):

                  (a) an 11% promissory note of up to a maximum principal amount of $1,500,000, depending on the actual amount of funding under the Credit Support Agreement, convertible at any time, together with accrued interest thereon, into shares of our Common Stock, at a price of $1.25 per share (the "Credit Support Note");

                  (b) on the full conversion of the Credit Support Note, at
               least 1,200,000 shares of our Common Stock (the "Credit Support Note Shares");

                  (c) warrants to purchase up to 375,000 shares of our Common
               Stock at a price of $1.25 per share, depending on the actual amount of funding under the Credit Support Agreement (the "Credit Support Warrants"); and

                  (d) on the full exercise of the Credit Support Warrants, up to the 375,000 underlying shares of Common Stock (the "Credit Support Warrant Shares") (the Credit Support Note Shares, Credit Support Warrants and the Credit Support Warrant Shares, collectively, the "Credit Support Securities").

                                 NUMBER OF VOTES
                     FOR             AGAINST                ABSTAIN
                  ---------      ---------------            -------
                  6,887,773          906,633                163,920

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits.

                    EXHIBIT
                    NUMBER            IDENTIFICATION OF EXHIBIT
                    -------           -------------------------
                      27              Financial Data Schedule

            (b)     Reports on Form 8-K.

   In August 2000, the Company filed a report on Form 8-K disclosing the acquisition of OF Acquisition, L.P. ("Orbitform"), a company engaged in the manufacture of forming, fastening and assembly systems that are sold primarily to original equipment manufacturers in the automotive industry. In October 2000, the Company filed an amendment to this report on Form 8-K which included: (i) the audited financial statements of Orbitform for the years ended December 31, 1999 and 1998 and the unaudited financial statements for the three months ended June 30, 2000; and (ii) the unaudited pro forma combined condensed financial statements of the Company for the six months ended June 30, 2000 and the year ended December 31, 1999 as if the transaction had taken place January 1, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INDUSTRIAL HOLDINGS, INC.

Date: November 14, 2000                         By: /s/ CHRISTINE A. SMITH
                                                    ----------------------------
                                                    Christine A. Smith,
                                                    Executive Vice President and
                                                    Chief Accounting Officer