Form 10-K405
period 2000-12-31
INDUSTRIAL HOLDINGS INC
filed 2001-04-16
CIK 879884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the registrant was $21,909,553 at April 12, 2001. At that date, there were 13,690,165 shares of common stock outstanding.

                                                 TABLE OF CONTENTS

                                                     FORM 10-K


                                                      PART I



 Item                                                                                                      Page
 ----                                                                                                      ----
  1.     Business........................................................................................    1

  2.     Properties......................................................................................   11

  3.     Legal Proceedings...............................................................................   11

  4.     Submission of Matters to a Vote of Security Holders.............................................   12

                                                     PART II

  5.     Market for Registrant's Common Stock and Related Stockholder Matters............................   12

  6.     Selected Financial Data ........................................................................   13

  7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................................   14

  7A.    Quantitative and Qualitative Disclosures About Market Risk .....................................   26

  8.     Financial Statements and Supplementary Data ....................................................   26

  9.     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .......................................................................   26

                                                     PART III

  10.    Directors and Executive Officers of the Registrant..............................................   26

  11.    Executive Compensation .........................................................................   26

  12.    Security Ownership of Certain Beneficial Owners and Management..................................   27

  13.    Certain Relationships and Related Transactions..................................................   27

                                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................   27


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

     We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. During the second quarter of 2000, our operations were reorganized into four business segments: (i) the Energy Group (formerly known as valve manufacturing and repair); (ii) the Stud Bolt and Gasket Group ("Stud Bolt"); (iii) the Heavy Fabrication Group; and (iv) the Engineered Products Group ("EPG"). EPG and the Stud Bolt Group were previously combined in the fastener manufacturing and distribution segment. The Energy Group also includes what was formerly known as the machine tool distribution segment. Additionally, one of our subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the Energy Group.

BUSINESS STRATEGY

     In June 2000, we amended our revolving line of credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to the lesser of $50 million or a defined borrowing base; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. Effective January 31, 2001, we entered into a fourth amendment to our credit agreement. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed $49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. We have not received waivers for these covenant violations. We are currently in negotiations with our Senior Lenders to modify these covenants to levels with which we believe that we will be able to comply. However, without subsequent modification to the fourth amendment, we expect to continue to be in violation of these covenants.

     In the fourth quarter of 2000, we made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. EPG's customer base is comprised of various consumer product industries, including automotive and home furnishings. Our remaining groups, Energy, Stud Bolt and Heavy Fabrication, each serve various sectors of the energy industry. We believe that divesting of EPG will allow us to strategically focus on the energy market. We believe the ability to concentrate both management and financial resources on a single market will allow us to successfully capitalize on the opportunities in that market. Additionally, the proceeds from the sale of EPG will be used to reduce debt and provide working capital, resulting in a financially healthier company.

     We believe our businesses are characterized by strong market positions in niche markets, high value-added products and services, an established and diversified customer base, experienced and committed management, cost-efficient equipment and production facilities with a low sensitivity to technological change. Our products and services are sold to a broad customer base in the energy industry. Most of our products are manufactured to specific technical requirements and for specific customer orders.

     During 1999, our operating results were adversely affected by falling oil and gas prices and depressed activity in the energy industry, a decline in spending in the refining and processing industry, foreign competition in our Heavy Fabrication Group and a strategic reorganization within EPG. During 1999 our operating losses were $13.5 million, including discontinued operations. We found ourselves highly-leveraged in the midst of an economic downturn. Although we spent $2.6 million along with much of management's time in the effort, we were unable to complete any form of refinancing as oil and gas prices fell and our operating results worsened. Our note payable to EnSerCo, L.L.C. matured, which we were unable to repay. Our poor operating results created financial covenant defaults in our revolving line of credit and our term debt with Heller Financial, Inc. In response, our lenders increased our interest rates thus placing an additional debt service burden on what was an already cash-strapped company. In 2000, we have begun to see the positive impact of the improved energy market. Collectively, our Energy and Stud Bolt Groups' operating profits have increased approximately 500% over 1999. Additionally, our Heavy Fabrication Group's wind tower contracts awarded in 2000 and estimated to be completed by November 2001 have significantly improved that group's operating results. We expect these improvements to be maintained through 2001.

     Although our operating results have improved in 2000 over 1999 and we believe that our results will continue to improve in 2001, we remain cash constrained and highly-leveraged with $96.8 million in debt at December 31, 2000, most of which is currently due or in default. Our most important task in 2001 is to reduce our debt service burden. We plan to use the proceeds from the sale of EPG to pay down our debt. However, we are also pursuing other alternatives. These alternatives include raising additional equity and selling other assets. We believe that our improving operating results coupled with a reduction of debt through the means described above will allow us to refinance the remaining debt facilities. However, no assurances can be given that we will be able to refinance our debt or that we will be able to obtain terms that are as favorable as those that currently exist.

ACQUISITIONS

     Since our incorporation in 1989, we have acquired 19 companies that either expanded or complimented our then-existing product offerings. The following chart describes each of our acquisitions since then.



                                         ACQUISITION                                DESCRIPTION OF     ACCOUNTING
       ACQUIRED COMPANY                     DATE               GROUP                CONSIDERATION      TREATMENT
       ----------------                  -----------           -----                -------------      ---------
Pipeline Valve Specialty.............   January 1992           Energy               Cash and Stock     Purchase
Landreth Metal Forming(1)............   September 1992         EPG                  Cash and Stock     Purchase
The Rex Group, Inc...................   March 1993             Energy               Stock              Purchase
Milford Rivet (Landreth - CT)(1).....   December 1995          EPG                  Cash               Purchase
American Rivet Company, Inc.(1)......   November 1996          EPG                  Cash               Purchase
LSS-Lone Star-Houston, Inc...........   February 1997          Stud Bolt            Cash and Stock     Purchase
Manifold Valve Services, Inc.........   March 1997             Energy               Stock              Purchase
Rogers Equipment & Supply, Inc.(2)...   August 1997            Energy               Cash               Purchase
Walker Bolt Manufacturing Co.........   November 1997          Stud Bolt            Cash               Purchase
Philform, Inc.(1)....................   February 1998          EPG                  Stock              Purchase
Ameritech Fastener Manufacturing Co..   March 1998             Stud Bolt            Stock              Pooling
Moores Pump and Services, Inc........   April 1998             Energy               Stock              Pooling
GHX, Inc.............................   April 1998             Stud Bolt            Stock              Pooling
United Wellhead Services, Inc........   July 1998              Energy               Stock              Pooling
Beaird Industries, Inc...............   July 1998              Heavy Fabrication    Cash               Purchase
Ideal Products Company(1)............   August 1998            EPG                  Cash               Purchase
A&B Bolt and Supply, Inc.............   August 1998            Energy               Cash and Stock     Purchase
Blastco Services Company(3)..........   January 1999           Energy               Stock              Pooling
Orbitform(1).........................   August 2000            EPG                  Convertible Debt   Purchase


(1) Discontinued in 2000.
(2) Rogers was sold in October 1999.
(3) Blastco was sold effective April 1, 2000.

RECENT DEVELOPMENTS

LETTER OF INTENT FOR MERGER WITH T-3 ENERGY SERVICES, INC

     On April 2, 2001, we entered into a non-binding letter of intent to re-capitalize IHI through a merger with T-3 Energy Services, Inc. ("T-3") and an equity infusion by a private equity fund managed by First Reserve Corporation ("First Reserve"). Under terms of the letter of intent, and subject to successful negotiation of a definitive agreement, the current shareholders of T-3 will acquire control of IHI through a merger of the two companies. In connection with the merger, T-3's largest shareholder, First Reserve Fund VIII, L.P., will contribute up to $9.6 million of equity to the business (at a price of $1.75 per share), and will assist us in refinancing the combined company's debt into a long-term credit facility. Among other conditions, the transaction is contingent upon obtaining the approval of IHI and T-3 shareholders, and customary regulatory approvals. The transaction, if approved, would close in the third quarter of this year.

     As a condition to signing the definitive merger agreement, and to improve the liquidity of IHI during the approval period, T-3 will purchase our subsidiary, A&B Bolt & Supply, Inc. ("A&B Bolt") for a cash purchase price of $15 million. Not more than $9.0 million of the proceeds will be used to repay secured bank indebtedness with the remaining proceeds to be used by us for working capital purposes. The purchase of A&B Bolt by T-3 is expected to close in the second quarter of 2001, subject to the approval of our Senior Lenders. We expect to recognize a $3.5 million loss during the second quarter of 2001 in connection with this disposition.

DISCONTINUED OPERATIONS - ENGINEERED PRODUCTS GROUP

     In the fourth quarter of 2000, we made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. EPG's customer base is comprised of various consumer product industries, including automotive and home furnishings. Our remaining groups, Energy, Stud Bolt and Heavy Fabrication, each serve various sectors of the energy industry. We believe that divesting of EPG will allow us to strategically focus on the energy market. We believe the ability to concentrate both management and financial resources on a single market will allow us to successfully capitalize on the opportunities in that market. Additionally, the proceeds from the sale of EPG will be used to reduce debt and provide working capital, resulting in a financially healthier company. We recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG. The loss on disposal of EPG reflects adjustments to net realizable values and transaction costs directly associated with the disposal ($20.7 million) and the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001 ($0.8 million). The estimated net loss of EPG between the measurement date and the estimated disposal date includes costs associated with employee separation and facility consolidation.

FOURTH AMENDMENT TO CREDIT AGREEMENT WITH OUR SENIOR LENDERS

     Effective January 31, 2001, we entered into a fourth amendment to our credit agreement with our Senior Lenders. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed $49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. We have not received waivers for these covenant violations. We are currently in negotiations with our Senior Lenders to modify these covenants to levels with which we believe that we will be able to comply. However, without subsequent modification to the fourth amendment, we expect to continue to be in violation of these covenants.

HELLER FINANCIAL, INC.

     We have a $7.0 million term note with Heller Financial, Inc. ("Heller"), which matures on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. We requested and received waivers from Heller through the September 30, 2000 reporting period; however, we did not seek waivers for the reporting date of December 31, 2000. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

ENSERCO, L.L.C.

     We have a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that matured on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. Discovery is in its early stages, and no opinion can be expressed as to the outcome at this time.

TRINITY INDUSTRIES, INC.

     We have a $3.4 million note payable to Trinity Industries, Inc. ("Trinity") arising from our purchase of Beaird in 1998. This note was payable in equal quarterly installments over two years beginning January 31, 2001. In January 2001, this note was amended and extended. Under the terms of the amended agreement, interest accrues at prime until May 31, 2001, at which time the accrued interest is due and payable. Beginning August 2001, the note is payable in seven quarterly installments of principal plus accrued interest through February 2003.

OPERATIONS

     PRODUCTS AND SERVICES

      Through our Energy Group, we manufacture, remanufacture, distribute, install and provide maintenance and repair services for high-pressure valves, pumps and other related products from 19 locations for companies in the exploration, production and pipeline transportation of oil and gas and in the petrochemical, chemical and petroleum refining industries located primarily in the Gulf Coast region of the U.S. The cost to provide these products and services has a high variable component that consists primarily of labor and raw materials costs. Accordingly, the cost structure of this segment can be quickly adjusted in response to market conditions. We consider ourselves to be one of the leading remanufacturers and distributors of valves and pumps in the Gulf Coast.

     Our Stud Bolt Group manufactures and distributes stud bolts, nuts, gaskets, hoses, fittings and other products from 10 locations in Texas and Louisiana primarily to the petrochemical, chemical and oil and gas industries located in the Gulf Coast region of the U.S. We manufacture ASTM Grade stud bolts and threaded fasteners, specializing in value added services such as electroplating, coating and special machining and traceability. We also produce specialty industrial fasteners including bolts, screws, studs, nuts and washers, all of which are made to order using forging, heat-treating, machining, grinding and threading processes. In addition to our manufactured products, we distribute a full line of industrial fasteners and other related products, including valves, pipe, gaskets, pipe hangers, steel, strainers, swages, tools, tubing and mill supplies. Our gaskets are fabricated from metal sheet or cut in standard or custom shapes out of various soft gasket materials. We believe that we are one of the leading manufacturers and distributors of stud bolts and gaskets in the Gulf Coast market, which is one of the largest oil and gas exploration, production and refining regions in North America. Our distribution facilities for stud bolt and gasket operations carry a broad product line, while our manufacturing facilities focus on specialty orders that generally require a rapid turnaround.

     Through our Heavy Fabrication Group, we manufacture and distribute wind towers, heat panels, medium and thick-walled pressure vessels, gas turbine casings, heat exchangers, and other large machined weldments from a single location. Our products are sold to customers in the electric power, marine, petrochemical, petroleum refining and medical equipment industries and to major capital equipment suppliers. These products range in size from 500,000 to 2,000,000 pounds and are produced from sophisticated materials that are subject to quality requirements including fit, shape, size and metallurgy. We believe we are one of only four manufacturers in the U.S. with the capabilities and equipment required to produce these large machined weldments, which generally are critical components for their respective end use applications. We offer complete fabrication, material and welding laboratories, machining and finishing capabilities that are certified to conform to the International Quality System Standard 9001. Our facility in Shreveport, Louisiana is strategically located with access to commercial waterways, which is critical for the transportation of our large pressure vessels and other heavy weldments.

     Our Engineered Products Group ("EPG") has been classified as Discontinued Operations as a result of our strategic decision to divest of this group. EPG manufactures cold-formed fasteners and specialty metal components for sale primarily to original equipment manufacturers in the home furnishings, automotive, and electrical components industries. These fasteners are manufactured in solid, semi-tubular, tubular or multi-dimensional form. We specialize in the manufacture of special cold-formed fasteners that are primarily targeted to more highly-engineered applications. These special cold-formed fasteners can, in many cases, replace more expensive machined parts. In addition to metal fasteners, we also manufacture electrical components (including retention clips, fuse holders, contacts and switch components), drapery hardware and wire drawn products such as common pins and safety pins, as well as engineered fastener setting machines, which are sold to original equipment manufacturers. The three facilities used for metal forming operations are strategically located based on the industries they serve. We believe our engineering and manufacturing capabilities, multiple manufacturing facilities and broad equipment base make us one of the leading suppliers of cold-formed fasteners in the U.S. Through an additional facility within our EPG, we also manufacture customized rivet-setting machinery and automated assembly systems - sold primarily to the automotive industry.

     CUSTOMERS AND MARKETS

     Our Energy Group sells its products primarily to customers in the oil and gas exploration and production, pipeline transportation, refining and product storage industries. Per-job orders account for substantially all of our remanufacturing and repair work performed and pipeline valves sold. We also sell new, used and remanufactured pipeline valves from existing inventory according to customer special orders. We conduct our sales efforts through our inside sales staff and through sales representatives. No single customer within this group accounted for over 10% of our total sales within the group.

     Within the Stud Bolt Group, our stud bolts, specialty fasteners and gaskets are sold primarily to customers in the petrochemical, chemical and oil and gas industries on the Gulf Coast through our network of distribution facilities. Our manufacturing and distribution facilities within this group are strategically located based on the customers that they serve. A significant portion of the products produced by our Stud Bolt Group are manufactured to specific customer order. No single customer within this group accounted for over 10% of our total sales within the group.

     The major markets served by our Heavy Fabrication Group include electric power, marine, petrochemical, petroleum refining and medical equipment industries. Our customer base for this group consists primarily of large multinational corporations and engineering and construction companies. Most of the large fabricated and machined weldments are manufactured pursuant to specific customer orders. We utilize both an inside and outside sales staff in marketing our products in this group. While we usually sell our pressure vessels directly to engineering and construction firms, we market directly to the end-users as well. Two customers, FPL Energy, LLC ("FPL") and Nooter/Eriksen, Inc., accounted for over 10% of total sales within the Heavy Fabrication Group. Sales to these customers represented 25% and 17% of total sales within the Heavy Fabrication Group, respectively.

     The customers for EPG are primarily original equipment manufacturers in the automotive and home furnishings industries. EPG's electrical components are sold to manufacturers of electrical products, while our drapery hardware and our wire drawn products are primarily sold to apparel manufacturers, drycleaners and distributors of drapery hardware.

     SUPPLIERS AND RAW MATERIALS

     In our Energy Group, we acquire new and used valves and related equipment from suppliers, including individual brokers, other remanufacturing companies or original equipment manufacturers.

     Steel is the principal raw material that we use in our Stud Bolt, EPG and Heavy Fabrication Groups. To date, we have encountered no difficulty in meeting supply requirements of any raw materials in these groups. We generally maintain an inventory level of raw materials necessary for approximately 30 days of operations in our Stud Bolt Group and EPG. We generally do not maintain a substantial raw material inventory in our Heavy Fabrication Group. The steel industry is cyclical, and steel prices can be volatile due to a number of factors beyond our control. This volatility can significantly affect our raw material costs. Competitive conditions determine whether steel price increases can be passed on to our customers. Our inability to pass some or all future steel price increases to our customers could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

     COMPETITION

     In our Energy Group, we believe that we are subject to competition from less than ten similarly-sized remanufacturing businesses. We believe that our broad inventory of valves and valve parts, machining capabilities and our high level of service are our primary competitive advantages. Factors that affect competition within all of our groups include price, quality and customer service. Within the Stud Bolt Group, we compete with nine stud bolt manufacturers on a national basis as well as other manufacturers on a regional basis. We have many competitors in the markets for our gaskets, hose and related products that compete in particular product categories. Our competitors within our Heavy Fabrication Group vary based on the products manufactured. As the size and complexity of the products increase, competition is generally less. The market for each product is very competitive and we face competition from a number of different manufacturers in each of our product areas. Some of our competitors within each of our groups have greater financial and other resources than we have.

     BACKLOG

     As of December 31, 2000, the backlog for the Energy Group and the Stud Bolt Group was $5,620,000 and $3,465,000, respectively, compared to $854,000 and $1,977,000 for the Energy Group and the Stud Bolt Group, respectively, at December 31, 1999.

     A significant amount of the sales of our Heavy Fabrication Group relate to products that require several months to manufacture. As of December 31, 2000, the backlog for the Heavy Fabrication Group was $42,909,000 compared to $13,093,000 at December 31, 1999.

     As of December 31, 2000, the backlog for EPG was $8,002,000, compared to $5,389,000 at December 31, 1999.

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

     EMPLOYEES

     As of December 31, 2000, we employed approximately 1,925 persons, including 386 in EPG. Of these employees, approximately 552 are represented under one collective bargaining agreement, which expires on November 20, 2002. We have not experienced a work stoppage at any of our facilities.

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

WE ARE IN DEFAULT UNDER MOST OF OUR NOTES AND TERM LOANS AND OUR LENDERS HAVE THE RIGHT TO DECLARE ALL OUTSTANDING AMOUNTS IMMEDIATELY DUE AND PAYABLE.

     In June 2000, we amended our revolving line of credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to the lesser of $50 million or a defined borrowing base; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. Effective January 31, 2001, we entered into a fourth amendment to our credit agreement. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed

$49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. We have not received waivers for these covenant violations. We are currently in negotiations with our Senior Lenders to modify these covenants to levels with which we believe that we will be able to comply. However, without subsequent modification to the fourth amendment, we expect to continue to be in violation of these covenants.

     We have a $15 million note payable to EnSerCo that matured on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. Discovery is in its early stages, and no opinion can be expressed as to the outcome at this time.

     We have a $7.0 million term note with Heller that contains requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures, all of which are calculated on a trailing twelve month basis. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. Because of the losses incurred in 1999 and 2000, we did not meet certain required levels of working capital and net worth, ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and current ratio required by the debt agreements. In October 2000, we requested and received waivers from Heller through the September 30, 2000 reporting period; however, we did not seek waivers for the reporting date of December 31, 2000. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     As a result of EnSerCo's demand for payment, we are also in default of many of our remaining term notes. These have been classified as current liabilities on our balance sheet.

EVEN IF WE SUCCESSFULLY REFINANCE OUR CREDIT FACILITY AND TERM LOANS, OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS.

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

EVEN IF OUR LENDERS DO NOT DECLARE AMOUNTS UNDER OUR NOTE AND TERM LOAN IMMEDIATELY DUE AND PAYABLE, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT.

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

EVEN IF WE SUCCESSFULLY REFINANCE OUR CREDIT FACILITY AND TERM LOANS, OUR DEBT TERMS IMPOSE CONDITIONS AND RESTRICTIONS THAT COULD SIGNIFICANTLY ADVERSELY IMPACT OUR ABILITY TO OPERATE OUR BUSINESSES.

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

EVEN IF WE ARE SUCCESSFUL IN ATTRACTING BUYERS FOR EPG, WE MAY RECEIVE LESS SALES PROCEEDS FOR THE GROUP THAN WE HAVE ANTICIPATED.

     Part of our strategic plan is the divestiture of EPG and the use of the cash proceeds to pay down debt. The cash proceeds received for this group may be less than we anticipate.

THE MARKET VALUE OF OUR COMMON STOCK MAY DECLINE FURTHER IF WE CONTINUE TO INCUR NET LOSSES.

     For the 2000 fiscal year, we incurred a net after-tax loss of $39.5 million, as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The price of our common stock, which has declined significantly in the past year, depends on many factors, most importantly our financial performance. If we continue to incur net losses, our stock price could decline further.

SOME OF THE MARKETS FOR OUR PRODUCTS ARE CYCLICAL, WHICH MAY ADVERSELY IMPACT SALES OF THOSE PRODUCTS DURING A DECLINE IN THOSE MARKETS.

     Some of our products are sold in markets that are affected by the state of both the U.S. and worldwide economies and by conditions within the industries that purchase our products. Therefore, sales of these products may be reduced as a result of conditions in the markets in which they are sold. Even though the markets in which we sell our products are diversified, decreased sales in some of these markets may not be offset by sales in our other markets, which may result in a material adverse effect on our business, financial condition, results of operations or prospectus. A significant percentage of our 2000 sales, most of which are attributable to our Energy Group and Stud Bolt Group, are derived from the domestic oil and gas industry. Additionally, a significant percentage of sales from our discontinued operations, EPG, are to the automotive industry.

OUR ACQUISITION STRATEGY MAY NOT ACHIEVE OUR OBJECTIVES AS A RESULT OF A NUMBER OF POTENTIAL FACTORS.

     Our acquisition strategy has been a significant component of our business plan, and we plan to resume our acquisition strategy after we have completed the sale of EPG, refinanced our debt and our financial performance has returned to historical levels. While we evaluate business opportunities on a regular basis, we may not be successful in identifying any additional acquisitions or we may not have sufficient financial resources to make additional acquisitions. In addition, as we complete acquisitions and expand our operations, we will be subject to all of the risks inherent in an expanding business, including integrating financial reporting, establishing satisfactory budgetary and other financial controls, funding increased capital needs and overhead expenses, obtaining management personnel required for expanded operations, and funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties. Our future performance will depend, in part, on our ability to manage expanding operations and to adapt our operational systems for these expansions. We may not succeed at effectively and profitably managing the integration of our current or any future acquisitions.

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

     We are subject to various federal, state and local environmental laws, including those governing air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. In particular, our divested refinery demolition business involved the removal of asbestos and other environmental contaminants for which we are responsible for handling and disposal. We have in the past and will likely in the future incur expenditures to ensure compliance with environmental laws. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. Moreover, certain of our facilities have been in operation for many years and, over that time, we and other predecessor operators have generated and disposed of wastes that are or may be considered hazardous. Accordingly, although we have undertaken considerable efforts to comply with applicable laws, it is possible that environmental requirements or facts not currently known to us will require unanticipated efforts and expenditures that cannot be currently quantified.

ITEM 2.   PROPERTIES

     We manufacture our products in the United States and distribute our products and provide services throughout North America. We have 21 manufacturing/distribution facilities and 13 distribution facilities in four states. At December 31, 2000, these facilities contained an aggregate of approximately 2.1 million square feet of which approximately 28% is owned and the remainder leased.

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

The following chart lists our material facilities by segment:



              GROUP                                             NUMBER OF FACILITIES           SQUARE FOOTAGE
              -----                                             --------------------           --------------
Energy Group..............................................               19                        552,000
Stud Bolt and Gasket Group................................               10                        276,000
Heavy Fabrication Group...................................                1                        691,000
Engineered Products Group.................................                4                        584,000


ITEM 3.   LEGAL PROCEEDINGS

     In July 1998, we acquired Beaird Industries, Inc. ("Beaird") from Trinity Industries, Inc. ("Trinity") for $35.0 million in cash and receivables and a $5.0 million note to Trinity. Under the purchase agreement, Trinity assumed all liabilities and retained certain accounts receivable of Beaird. We believed that we were entitled to receive $2.2 million of excess purchase price paid to Trinity under the purchase agreement resulting from liabilities incurred by us in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Trinity note. It was our position that we offset the amount owed under the purchase agreement against this principal and interest payment. Although Trinity agreed that we were owed an amount, in January 2000, Trinity filed suit against us in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, Trinity alleged that we defaulted on the $5 million note payment and asserted that the amount it owed us was not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, we filed a counterclaim alleging Trinity's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. In June 2000, the litigation was settled. Pursuant to the settlement agreement, Trinity agreed to reduce the note payable by $1.6 million in satisfaction of the counterclaim and reimbursement to us for losses incurred and recognized during 1999 on a contract.

     In November 2000, we filed suit in the 270th Judicial District Court in Harris County, Texas for fraud and breach of contract against a number of the former Blastco Services Company ("Blastco") shareholders in a suit STYLED INDUSTRIAL HOLDINGS, INC. AND OF ACQUISITION, L.P. VS. GARY H. MARTIN AND WILLIAM R. MASSEY for collection of amounts owed to us from the sale of Blastco. We have received an interlocutory Summary Judgment against Messrs. Martin and Massey in the amount of $500,000, and have been ordered to mediate the remaining issues under dispute, which exceed $1,500,000. The Defendants have filed a Motion to Reconsider, which has not been decided, alleging that they are entitled to a credit of $50,000 against the judgment for amounts previously paid.

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

     No matters were submitted to a vote of our security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq NMS under the symbol "IHII." The following table sets forth the high and low closing sales prices of our common stock, for the periods indicated below:



     PRICE RANGE
     -----------
                                                                HIGH                 LOW
                                                                ----                 ---
     2000
         First Quarter....................................     $  2.81              $  1.81
         Second Quarter...................................     $  2.31              $  0.75
         Third Quarter....................................     $  2.53              $  1.31
         Fourth Quarter...................................     $  2.13              $  0.81
     1999
         First Quarter....................................     $ 10.38              $  7.38
         Second Quarter...................................     $  9.00              $  6.75
         Third Quarter....................................     $  7.94              $  3.25
         Fourth Quarter...................................     $  4.19              $  1.88


     All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in our common stock.

     On April 12, 2001, the last reported sales price of our common stock, as quoted by the Nasdaq NMS, was $2.05 per share. On March 26, 2001, there were approximately 267 record holders of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the periods included, selected consolidated data of our company for the five years ended December 31, 2000, derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                      YEARS ENDED DECEMBER 31,(1)
                                                                      ---------------------------
                                                       2000(7)      1999(6)       1998(5)      1997(4)      1996(3)
                                                      ---------    ---------     ---------    ---------    --------
                                                                (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
OPERATING DATA:
Sales..........................................       $186,201     $202,457     $183,821      $121,022      $76,882
Cost of sales..................................        149,310      166,750      141,417        88,494       58,053
                                                      ---------    ---------     ---------    ---------    --------

Gross profit...................................         36,891       35,707       42,404        32,528       18,829
Selling, general and administrative............         40,149       45,555       33,042        24,305       16,575
                                                      ---------    ---------     ---------    ---------    --------

Operating income (loss)........................         (3,258)      (9,848)       9,362         8,223        2,254
Equity in earnings (losses) of
   unconsolidated affiliates...................                      (6,008)       1,303           (61)
Other income (expense).........................        (13,495)      (6,379)      (2,705)       (1,450)        (716)
                                                      ---------    ---------     ---------    ---------    --------

Income (loss) from continuing operations
   before income taxes.........................        (16,753)     (22,235)       7,960         6,712        1,538
Income tax expense (benefit)...................            224       (6,055)       2,928         2,714          582
                                                      ---------    ---------     ---------    ---------    --------

Income (loss) from continuing operations.......        (16,977)     (16,180)       5,032         3,998          956

Income (loss) from discontinued operations (8).        (22,527)      (2,853)       1,102         1,205          749
                                                      ---------    ---------     ---------    ---------    --------

Net income (loss)..............................        (39,504)     (19,033)       6,134         5,203        1,705
Distributions to shareholders..................                                       34           130           77
                                                      ---------    ---------     ---------    ---------    --------
Net income (loss) available to common
   shareholders................................      $ (39,504)   $ (19,033)   $   6,100     $   5,073     $  1,628
                                                      =========    =========     =========    =========    ========
Basic earnings (loss) per share:
   Continuing operations.......................      $   (1.21)   $    (1.08)  $     .36     $     .34     $    .10
   Discontinued operations.....................          (1.60)         (.19)        .08           .10          .08
                                                      ---------    ---------     ---------    ---------    --------
   Net income (loss)...........................      $   (2.81)   $    (1.27)  $     .44     $     .44     $    .18
                                                      =========    =========     =========    =========    ========
Diluted earnings (loss) per share:
   Continuing operations.......................      $   (1.21)   $    (1.08)  $     .34     $     .31     $    .09
   Discontinued operations.....................          (1.60)         (.19)        .08           .10          .08
                                                      ---------    ---------     ---------    ---------    --------
   Net income (loss)...........................      $   (2.81)   $    (1.27)  $     .42     $     .41     $    .17
                                                      =========    =========     =========    =========    ========
Weighted average common shares
   outstanding - basic.........................         14,053       14,956       14,000        11,489        9,060
Weighted average common shares
   outstanding - diluted.......................         14,053       14,956       14,726        12,403        9,710


                                                                             DECEMBER 31,
                                                                             ------------
                                                         2000         1999         1998         1997         1996
                                                         ----         ----         ----         ----         ----
BALANCE SHEET DATA:
Working capital (deficit)......................     $  (32,875)  $   (2,220)  $   43,552    $   26,601     $ 24,105
Total assets...................................        149,682      180,640      198,517        91,310       57,621
Long-term obligations (2)......................          6,391        9,903       30,334        13,510        9,461
Total liabilities..............................        141,000      131,036      132,604        53,986       35,153
Shareholders' equity...........................          8,682       49,604       65,913        37,324       22,468


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

(3) We acquired American Rivet in November 1996 and the results of its operations have been included from the date of acquisition. American Rivet is part of EPG and its results of operations have been included in income
     (loss) from discontinued operations.

(4) We acquired Lone Star in February 1997, Manifold Valve Services in March 1997, Rogers Equipment in August 1997 and Walker Bolt in November 1997. The results of their operations have been included from the date of acquisition.

(5) We acquired RJ Machine in January 1998, Beaird in July 1998, and A&B Bolt in August 1998. The results of their operations have been included from the date of acquisition. Philform, acquired in February 1998, and Ideal Products, acquired in August 1998, are part of EPG and their results of operations have been included in income (loss) from discontinued operations.

(6)  We sold Rogers Equipment in October 1999.

(7)  We sold Blastco Services Company effective April 1, 2000.

(8)  In December 2000, we adopted a plan of disposal for EPG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. During the second quarter of 2000, our operations were reorganized into four business segments: (i) the Energy Group (formerly known as valve manufacturing and repair); (ii) the Stud Bolt and Gasket Group; (iii) the Heavy Fabrication Group; and (iv) the Engineered Products Group. EPG and the Stud Bolt Group were previously combined in the fastener manufacturing and distribution segment. The Energy Group also includes what was formerly known as the machine tool distribution segment. Additionally, one of our subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the Energy Group.

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

     In the fourth quarter of 2000, we made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. As a result EPG is presented as Discontinued Operations in the consolidated financial statements. EPG's customer base is comprised of various consumer product industries, including automotive and home furnishings. Our remaining groups, Energy, Stud Bolt and Heavy Fabrication, each serve various sectors of the energy industry. We believe that divesting of EPG will allow us to strategically focus on the energy market. We believe the ability to concentrate both management and financial resources on a single market will allow us to successfully capitalize on the opportunities in that market. Additionally, the proceeds from the sale of EPG will be used to reduce debt and provide working capital, resulting in a financially healthier company. We recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG. The loss on disposal of EPG reflects adjustments to net realizable values and transaction costs directly associated with the disposal ($20.7 million) and the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001 ($0.8 million). The estimated net loss of EPG between the measurement date and the estimated disposal date includes costs associated with employee separation and facility consolidation.

     We believe our businesses are characterized by strong market positions in niche markets, high value-added products and services, an established and diversified customer base, experienced and committed management, cost-efficient equipment and production facilities with a low sensitivity to technological change. Our products and services are sold to a broad customer base in the energy industry. Most of our products are manufactured to specific technical requirements and for specific customer orders.

     In June 2000, we amended our revolving line of credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to the lesser of $50 million or a defined borrowing base; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. In consideration of this amendment, the Company issued warrants to purchase 150,000 shares of its common stock to its Senior Lenders at an exercise price of $1.40 per share. These warrants were valued at $60,000. Effective January 31, 2001, we entered into a fourth amendment to our credit agreement. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed $49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. We have not received waivers for these covenant violations. We are currently in negotiations with our Senior Lenders to modify these covenants to levels with which we believe that we will be able to comply. However, without subsequent modification to the fourth amendment, we expect to continue to be in violation of these covenants.

     During 1999, our operating results were adversely affected by falling oil and gas prices and depressed activity in the energy industry, a decline in spending in the refining and processing industry, foreign competition in our Heavy Fabrication Group and a strategic reorganization within EPG. During 1999 our operating losses were $13.5 million, including discontinued operations. We found ourselves highly-leveraged in the midst of an economic downturn. Although we spent $2.6 million along with much of management's time in the effort, we were unable to complete any form of refinancing as oil and gas prices fell and our operating results worsened. Our note payable to EnSerCo matured, which we were unable to repay. Our poor operating results created financial covenant defaults in our revolving line of credit and our term debt with Heller. In response, our lenders increased our interest rates thus placing an additional debt service burden on what was an already cash-strapped company.

     In 2000, we have begun to see the positive impact of the improved energy market. Collectively, our Energy and Stud Bolt Groups' operating profits have increased approximately 500% over 1999. Additionally, our Heavy Fabrication Group's wind tower contracts awarded in 2000 and estimated to be completed by November 2001 have significantly improved that group's operating results. We expect these improvements to be maintained through 2001.

     Although our operating results have improved in 2000 over 1999 and we believe that our results will continue to improve in 2001, we remain cash constrained and highly-leveraged with $96.8 million in debt at December 31, 2000, most of which is currently due or in default.

     Our most important task in 2001 is to reduce our debt service burden. We plan to use the proceeds from the sale of EPG to pay down our debt and provide working capital. However, we are also pursuing other alternatives. These alternatives include raising additional equity and selling other assets. We believe that our improved and improving operating results coupled with a reduction of debt through the means described above will allow us to refinance our remaining debt facilities. However, no assurances can be given that we will be able to refinance our debt or that we will be able to obtain terms that are as favorable as those that currently exist.

     We entered into a non-binding letter of intent to re-capitalize IHI through a merger with T-3 and an equity infusion by a private equity fund managed by First Reserve. Under terms of the letter of intent, and subject to successful negotiation of a definitive agreement, the current shareholders of T-3 will acquire control of IHI through a merger of the two companies. In connection with the merger, an affiliate of First Reserve will contribute up to $9.6 million of equity to the business (at a price of $1.75 per share), and will assist us in refinancing the combined company's debt into a long-term credit facility. Among other conditions, the transaction is contingent upon obtaining the approval of IHI and T-3 shareholders, and customary regulatory approvals. The transaction, if approved, would close in the third quarter of this year.

     As a condition to signing the definitive merger agreement, and to improve the liquidity of IHI during the approval period, T-3 will purchase our subsidiary, A&B Bolt, for a cash purchase price of $15 million. A portion of the proceeds will be used to repay secured bank indebtedness with the remaining proceeds to be used by us for working capital purposes. The purchase of A&B Bolt by T-3 is expected to close in the second quarter of 2001, subject to the approval of our Senior Lenders.

     Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our customers within our continuing operations are the petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During 2000 and continuing in the first quarter of 2001, oil and gas prices increased significantly, resulting in an increase in the demand for our products and services that are used in the exploration and production of oil and gas. Additionally, because of the extension of the tax credit for Renewable Electricity Production through December 31, 2001, we were awarded a significant contract for the fabrication of wind towers. Although we expect this credit to be extended, should it expire without extension, we expect the level of wind tower revenues to decrease in 2002.

     This section should be read in conjunction with our consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

     The following table sets forth certain operating statement data for each of our groups for each of the periods presented (in thousands):



                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                    2000              1999              1998
                                                                    ----              ----              ----
Sales:
     Energy............................................          $   96,030        $   83,242       $   86,371
     Stud Bolt and Gasket..............................              50,081            45,408           57,439
     Heavy Fabrication.................................              40,090            73,807           40,011
                                                                 ----------        ----------       ----------

                                                                    186,201           202,457          183,821
                                                                 ----------        ----------       ----------
Cost of Sales:
     Energy............................................              73,078            62,968           64,598
     Stud Bolt and Gasket..............................              36,786            33,648           42,043
     Heavy Fabrication.................................              39,446            70,134           34,776
                                                                 ----------        ----------       ----------

                                                                    149,310           166,750          141,417
                                                                 ----------        ----------       ----------
Gross Profit:
     Energy............................................              22,952            20,274           21,773
     Stud Bolt and Gasket..............................              13,295            11,760           15,396
     Heavy Fabrication.................................                 644             3,673            5,235
                                                                 ----------        ----------       ----------

                                                                     36,891            35,707           42,404
                                                                 ----------        ----------       ----------
Selling, General and Administrative:
     Energy............................................              17,672            20,436           16,905
     Stud Bolt and Gasket..............................              10,445            10,243           11,197
     Heavy Fabrication.................................               5,330             9,359            3,254
     Corporate.........................................               6,702             5,517            1,686
                                                                 ----------        ----------       ----------

                                                                     40,149            45,555           33,042
                                                                 ----------        ----------       ----------
Operating Income (Loss):
     Energy............................................               5,280              (162)           4,868
     Stud Bolt and Gasket..............................               2,850             1,517            4,199
     Heavy Fabrication.................................              (4,686)           (5,686)           1,981
     Corporate.........................................              (6,702)           (5,517)          (1,686)
                                                                 ----------        ----------       ----------

                                                                 $   (3,258)       $   (9,848)      $    9,362
                                                                 ==========        ==========       ==========

     YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     SALES. On a consolidated basis, sales decreased $16.3 million, or 8%, in 2000 compared to 1999.

     Sales for the Energy Group increased $12.8 million, or 15%, in 2000 compared to 1999. This sales increase was primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in 2000 and an improved demand for oilfield services. In April 2000, the Company sold Blastco, its refinery demolition subsidiary. Blastco's sales were $3.4 million and $12.1 million for 2000 and for 1999, respectively. Excluding Blastco, sales in the Energy Group would have increased $21.5 million or 30% for 2000 compared to 1999. Additionally in 2000, the group began providing temporary labor services to the oil and gas construction industry. Sales of $4.8 million were recognized in 2000 related to this activity.

     Sales for the Stud Bolt Group increased $4.7 million, or 10%, in 2000 compared to 1999. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and processing and energy industries.

     Sales for the Heavy Fabrication Group decreased by $33.7 million, or 46%, in 2000 compared to 1999. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million, with the initial orders of 542 towers for delivery to wind energy projects in West Texas and Oregon. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in 2000, the manufacture of heavy pressure vessels made up only 29% of Beaird's revenues in comparison to 47% in 1999. Backlog at Beaird as of December 31, 2000 has increased 227% over December 31, 1999.

     COST OF SALES. On a consolidated basis, cost of sales decreased $17.4 million, or 11%, in 2000 compared to 1999. Gross margin was 20% in 2000 compared to 18% in 1999. Gross margins were higher on a consolidated basis in 2000 than in 1999 primarily as a result of a change in the source of revenues. The Energy Group, which typically has the highest margins of all of our segments, represented a larger percentage of total sales (52% in 2000 compared to 41% in 1999). The Heavy Fabrication Group, which typically has the lowest margins of all of our segments, represented a smaller percentage of total sales (22% in 2000 compared to 36% in 1999).

     Cost of sales for the Energy Group increased $10.1 million, or 16%, in 2000 compared to 1999, primarily as a result of the increase in sales described above. Gross margin was 24% in both 2000 and 1999. Excluding Blastco, the 1999 gross margin was 23%. Cost of sales in 2000 and 1999 included charges of $0.5 million and $0.4 million, respectively, associated with the liquidation of assets, including inventories, as a result of the closure of the group's distribution facility in Baytown, Texas and in 1999, approximately $0.2 million related to the liquidation of certain inventories of a discontinued product offering. The improvement in margins in 2000 compared to 1999 (excluding the impact of Blastco) is attributable to increased sales that cover more fixed costs resulting in higher margins.

     Cost of sales for the Stud Bolt Group increased $3.1 million, or 9%, in 2000 compared to 1999, primarily as a result of the increase in sales described above. Gross margin increased from 26% in 1999 to 27% in 2000. The improvement in margins in 2000 compared to 1999 is attributable to increased sales that cover more fixed costs resulting in higher margins.

     Cost of sales for the Heavy Fabrication Group decreased $30.7 million, or 44%, in 2000 compared to 1999. The gross margin was 2% in 2000 compared to 5% for 1999. In response to the declining sales, Beaird attempted to reduce costs in all areas and substantially reduced its workforce in May and June 2000. As a result of these reductions, gross margin increased to 3% in the last six months of 2000 compared to break even or 0% in the first six months of 2000. Gross margin was lower in 2000 than 1999 as sales decreased to levels that were insufficient to generate enough gross profit to cover fixed costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses decreased $5.4 million, or 12%, in 2000 compared to 1999. Both 2000 and 1999, include significant expenses associated with failed refinancing efforts, $0.9 million in 2000 and $1.7 million in 1999. Additionally, the Heavy Fabrication Group's expenses in 1999 include $1.1 million for bad debts associated with the settlement of a dispute with a major customer and approximately $1.1 million in professional fees related to productivity consultants.

     Selling, general and administrative expenses for the Energy Group decreased $2.8 million, or 14%, in 2000 compared to 1999. This was primarily as a result of the sale of Blastco in April 2000. Excluding Blastco, selling, general and administrative expenses would have increased $0.5 million or 3% for 2000 compared to 1999 as a result of the increase in sales described above.

     Selling, general and administrative expenses for the Stud Bolt Group increased $0.2 million, or 2%, in 2000 compared to 1999, primarily as a result of the increase in sales described above.

     Selling, general and administrative expenses in the Heavy Fabrication Group decreased $4.0 million, or 43%, in 2000 compared to 1999. 1999 included a charge for $1.1 million for bad debts associated with the settlement of a dispute with a major customer and approximately $1.1 million in professional fees related to productivity consultants. As a result of sales declines, Beaird reduced its workforce and implemented other cost reduction measures, reducing its 2000 selling, general and administrative expenses.

     Selling, general and administrative expenses at corporate increased $1.2 million, or 22%, in 2000 compared to 1999. Both 2000 and 1999 included professional fees and other expenses associated with the Company's refinancing efforts (approximately $0.9 million and $1.7 million in 2000 and 1999, respectively), professional fees and other expenses associated with the amendment to our current loan agreements and preparation of its proxy as well as an increase in salaries and related expenses resulting from additional corporate personnel, and the forgiveness of $0.9 million of executive notes receivable.

     EARNINGS (LOSSES) FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments increased by $6.0 million in 2000 compared to 1999, primarily as a result of the Company's equity investee involved in demolition activities which had losses in 1999 and had no earnings in 2000 as anticipated losses on its contracts were accrued as of December 31, 1999. Additionally, the equity investment was sold as part of the sale of Blastco in April 2000.

     INTEREST EXPENSE. On a consolidated basis, interest expense increased $2.2 million, or 28%, in 2000 compared to 1999, primarily as a result of higher debt levels and interest rates.

     INTEREST INCOME. On a consolidated basis, interest income decreased $0.1 million, or 53%, in 2000 compared to 1999, primarily as a result of lower cash balances being held in interest bearing accounts.

     OTHER INCOME, NET. On a consolidated basis, other income, net, was an expense of approximately $3.6 million for 2000, consisting of a $7.0 million loss on the write-off of its investment in Belleli, which was determined to be without value because of its continuing operating losses and anticipated future losses, a gain of $2.7 million on the sale of real estate, an $0.2 million gain on the sale of Blastco and gains and losses on disposal of various other assets. Other income in 1999 consisted primarily of $1.0 million in deferred gain recognition on the sale of a demolition contract, as well as rental income and gains and losses on the disposal of assets.

     INCOME TAXES. The Company recognized no federal tax benefit for the year ended December 31, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. On a consolidated basis, the Company incurred a net loss from continuing operations of $17.0 million in 2000 compared to a net loss from continuing operations of $16.2 million in 1999 as a result of the foregoing factors.

     LOSS FROM DISCONTINUED OPERATIONS. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG. The loss on disposal of EPG reflects adjustments to net realizable values and transaction costs directly associated with the disposal ($20.7 million) and the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001 ($0.8 million). The estimated net loss of EPG between the measurement date and the estimated disposal date includes costs associated with employee separation and facility consolidation.

     NET LOSS. On a consolidated basis, the Company incurred a net loss of $39.5 million in 2000 compared to a net loss of $19.0 million in 1999 as a result of the foregoing factors.

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     SALES. On a consolidated basis, sales increased $18.6 million, or 10%, in 1999 compared to 1998, primarily as a result of the acquisition of Beaird on July 1, 1998.

     Sales for the Energy Group decreased $3.1 million, or 4%, in 1999 compared to 1998. This sales decrease was primarily attributable to reductions in the worldwide rig count, continued caution regarding the long-term hydrocarbon price environment, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies.

     Sales for the Stud Bolt Group decreased $12.0 million, or 21%, in 1999 compared to 1998. These operations were adversely effected by depressed activity in the oil and gas industries and a decline in spending in the refining and processing industries related to reductions in our customers' profit margins that resulted from increases in their feedstock prices.

     Sales for the Heavy Fabrication Group increased by $33.8 million, or 84%, in 1999 compared to 1998. The Heavy Fabrication Group was formed July 1, 1998 with the acquisition of Beaird. Under the purchase method of accounting, no sales were recorded relating to this segment prior to the second half of 1998. Sales for 1999 increased $2.2 million, or 3.1%, compared to 1998, inclusive of Beaird's sales for the six-month period prior to our ownership. This sales increase, which was greater during the first half of the year, was based on a strategic decision to increase sales by expanding the range of products manufactured, primarily to the production of wind turbine towers. Beaird's primary contract for wind turbine towers required delivery of the towers on or before June 30, 1999, the mid-point of our year. The man-hours associated with the completed wind turbine tower contract were not replaced during the remainder of 1999. Additionally, a substantial percentage of this segment's revenues were historically derived from customers in the hydrocarbon processing industry. Because of the volatile oil feedstock prices during 1999, the customers of this segment experienced a reduction in their profit margins and materially reduced their capital spending. In addition, heavy competitive pressure from overseas, particularly Korean competition substantially reduced backlog.

     COST OF SALES. On a consolidated basis, cost of sales increased $25.3 million, or 18%, in 1999 compared to 1998. Gross margin was 18% in 1999 compared to 23% in 1998. Gross margin was lower in 1999 on a consolidated basis primarily as a result of the addition, in July 1998, of the Heavy Fabrication Group, which typically has lower gross margins on its large contract business in comparison to our other segments, and therefore negatively impacted consolidated margins. Additionally, margins in the Energy Group, Stud Bolt Group and Heavy Fabrication Group decreased as competition for shrinking sales volumes in the energy-related industries (as discussed above) placed downward pressure on sales prices.

     Cost of sales for the Energy Group decreased $1.6 million, or 3%, in 1999 compared to 1998, primarily as a result of the decrease in sales described above. Gross margin was 24% in 1999 and 25% in 1998. For the first half of 1999, gross margin increased because as sales decreased, our energy companies reduced their workforce and were able to eliminate overtime and outsourcing of production. However, in the second half of 1999, margins decreased in our oilfield related businesses, especially in parts and equipment sales, as competition in this market intensified due to the reasons discussed in relation to sales decreases. In addition, we discontinued certain product offerings and wrote-off related inventories at one of our subsidiaries resulting in charges of approximately $0.2 million during 1999.

     Cost of sales for the Stud Bolt Group decreased $8.4 million, or 20%, in 1999 compared to 1998, primarily as a result of the decreased sales as described above. Gross margin was 26% for 1999 compared to 27% in 1998 as a result of management and production changes.

     Cost of sales for the Heavy Fabrication Group increased $35.4 million, or 102%, in 1999 compared to 1998. Gross margin was 5% in 1999 compared to 13% for 1998. Gross margins were adversely affected by the significant increase in sales during a period in which we were unable to hire or retain adequate skilled workers due to the terms of our then existing union contract that covered most of Beaird's workforce. The union contract expired in November 1998 and the effectiveness of the workforce was further reduced during the period of contract renegotiation. The backlog created during the negotiating process was still being cleared in the first half of 1999 and this, along with the increase in volume associated with the wind turbine tower product addition, resulted in higher than usual overtime and outsourcing costs. Margins also decreased as we were forced to lower our contract values in response to the competitive pressures mentioned in relation to the decline in sales. Cost of sales was also impacted by approximately $0.9 million in expenses, primarily relating to warranty reserves in connection with the wind turbine tower contract and personnel severance and related charges.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses increased $12.5 million, or 38%, in 1999 compared to 1998. The increase is primarily the result of (i) an increase of approximately $7.7 million reflecting the fact that 1999 included a full year of expenses for Beaird (in the Heavy Fabrication Group) and A&B Bolt (in the Energy Group), which were acquired during the third quarter of 1998; (ii) approximately $1.0 million in costs incurred due to the closing of the Baytown, Texas facility (in the Energy Group); (iii) an expense of $1.1 million for bad debt associated with the settlement of a dispute with a major customer (in the Heavy Fabrication Group); (iv) professional fees related to productivity consultants in the amount of approximately $1.1 million in the Heavy Fabrication Group); and (v) $1.7 million in expenses incurred in relation to the high yield bond offering that was abandoned in the third quarter of 1999 (in Corporate). In addition, we increased provisions for bad debt at various subsidiaries due to the difficulties being experienced by our customers in the upstream energy market. These increases were partially offset by cost reduction measures implemented as a result of the decrease in sales.

     Selling, general and administrative expenses for the Energy Group increased $3.5 million, or 21%, in 1999 compared to 1998. The increase was primarily the result of the acquisition of A&B Bolt in August 1998 and the inclusion of a full year of expenses in 1999 along with a significant increase in expenses at Blastco as a result of an increase in sales at that subsidiary. The increase was partially offset by decreases in expense at the other companies within this group as a result of the elimination of the salary and related expenses of the president of a company who resigned in connection with our acquisition of the company, which was accounted for under the pooling-of-interests method of accounting; other personnel reductions; and reductions in other general and administrative expenses in response to decreases in sales at these same subsidiaries.

     Selling, general and administrative expenses for the Stud Bolt Group decreased $1.0 million, or 9%, primarily as a result of the decrease in sales described above.

     Selling, general and administrative expenses in the Heavy Fabrication Group increased $6.1 million, or 188%, in 1999 compared to only six months ended December 31, 1998 (Beaird was purchased effective July 1, 1998). As mentioned above, 1999 included an aggregate of approximately $1.1 million in expense for a provision for bad debt related to a customer dispute and $1.1 million in professional fees associated with productivity consultants. Selling, general and administrative expenses without the provision and professional fees were comparable to the historical amounts for the full year of 1998 (including expenses incurred by Beaird prior to its acquisition by the Company).

     Selling, general and administrative expenses at corporate increased $3.8 million, or 227%, in 1999 compared to 1998. This increase was primarily attributable to the $1.7 million in expenses incurred in relation to the high yield bond offering that was abandoned in the third quarter of 1999, and personnel additions and increases in professional fees associated with our continued refinancing efforts.

     EARNINGS (LOSSES) FROM EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES. On a consolidated basis, earnings from equity investments decreased $7.3 million in 1999 compared to 1998, primarily as a result of the Company's investment in one affiliate, AWR, which is engaged in the demolition of refineries and site remediation. Losses at this affiliate for 1999 include the recognition of anticipated losses to complete its contracts. During 1999, AWR experienced a tank failure in addition to other problems at a job site, significantly increasing the cost of the site remediation. Additionally, we recognized a $280,000 loss on the liquidation of an investment in an affiliate, Midland, that had been engaged in the recycling business. Midland and AWR are equity investments of Blastco, which was sold in April 2000.

     INTEREST EXPENSE. On a consolidated basis, interest expense increased $3.8 million, or 94%, in 1999 compared to 1998, primarily as a result of higher debt levels and interest rates.

     INTEREST INCOME. On a consolidated basis, interest income decreased $0.1 million, or 26%, in 1999 compared to 1998, primarily as a result of lower cash balances being held in interest bearing accounts.

     OTHER INCOME, NET. On a consolidated basis, other income, net, was approximately $1.3 million for 1999, primarily consisting of $1.0 million in deferred gain recognition on the sale of a demolition contract, as well as rental income and gains and losses on the disposal of assets.

     INCOME TAXES (BENEFIT). Income tax expense decreased $9.0 million in 1999 compared to 1998. Our effective tax rate for 1999 was 27% compared to 37% for 1998. The effective tax rate decreased as our federal income tax refunds received as a result of net operating loss carrybacks were at an actual rate which was less than 34%, the increase in the valuation allowance, and because, despite net losses on a consolidated basis, we have tax expense at a state level.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. On a consolidated basis, the Company incurred a net loss from continuing operations of $16.2 million in 1999 compared to income from continuing operations of $5.0 million in 1998 as a result of the foregoing factors.

     LOSS FROM DISCONTINUED OPERATIONS. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. On a consolidated basis, the Company incurred a net loss from discontinued operations of $2.9 million in 1999 compared to income from discontinued operations of $1.1 million in 1998, primarily the result of several factors: (i) reduced sales in 1999 compared with 1998 due to lower product demand by certain of EPG's customers, and (ii) higher cost of sales in 1999 compared with 1998 due primarily to the write-off of inventory and tooling in the third and fourth quarters of 1999, primarily in association with the closing of EPG's Waterbury, CT and El Paso, TX manufacturing facilities.

     NET LOSS. On a consolidated basis, the Company incurred a net loss of $19.0 million in 1999 compared to net income of $6.1 million in 1998 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had an accumulated deficit of $43.4 million and negative working capital of $32.9 million as a result of $90.4 million in notes payable and long-term obligations classified as current liabilities.

     At December 31, 2000, we had short-term debt of $49.2 million, current maturities of long-term obligations of $41.2 million, long-term obligations of $6.4 million and shareholders' equity of $8.7 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity and internally generated funds.

     PRINCIPAL DEBT INSTRUMENTS. As of December 31, 2000, we had an aggregate of $96.8 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of the $96.8 million in debt, $80.7 is currently in default. We are exploring various financing alternatives to meet our future liquidity needs. These alternatives include raising additional equity, the sale of EPG and other assets and the refinancing of our remaining debt facilities. We anticipate refinancing certain of our debt facilities in 2001, although no assurances can be given that we will be able to refinance such facilities or that we will be able to obtain terms that are as favorable as those that currently exist.

     In June 2000, we amended our revolving line of credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to the lesser of $50 million or a defined borrowing base; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. In consideration of this amendment, the Company issued warrants to purchase 150,000 shares of its common stock to its Senior Lenders at an exercise price of $1.40 per share. These warrants were valued at $60,000. Effective January 31, 2001, we entered into a fourth amendment to our credit agreement. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed $49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. We have not received waivers for these covenant violations. We are currently in negotiations with our Senior Lenders to modify these covenants to levels with which we believe that we will be able to comply. At December 31, 2000, the borrowing capacity under the credit facility was $49.2 million and there was no availability. At March 31, 2001, the borrowing capacity under the credit facility was $50.0 million and availability was $0.1 million.

     In connection with our revolving line of credit agreement, St. James Capital Corp. or its affiliates (collectively, "St. James") agreed, under the terms of a Limited Guaranty Agreement with the Senior Lenders (the "Guaranty"), to guarantee up to $2.0 million of any amount that is advanced to us in excess of the defined borrowing base amount under the credit agreement. As a condition of providing this Guaranty, we entered into a Reimbursement Agreement with St. James. Additionally, St. James has entered into a Credit Support Agreement under which it has agreed to advance up to $1.5 million of funds to cure any future financial covenant defaults under our credit agreement. In exchange for providing this guaranty, we (i) issued to St. James warrants to acquire 400,000 shares of our common stock at $1.25 per share (valued at $108,000), and (ii) forgave a $0.35 million note receivable from SJCP. In addition, if the guaranty is funded, we plan to issue to St. James up to 500,000 warrants to acquire our common stock at $1.25 per share, depending on the amount of the funding. No amounts have been advanced under the Guaranty or Credit Support Agreement.

     We have a $15 million note payable to EnSerCo that matured on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. Discovery is in its early stages, and no opinion can be expressed as to the outcome at this time.

     We have a $7.0 million term note with Heller, which matures on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. We requested and received waivers from Heller through the September 30, 2000 reporting period; however, we did not seek waivers for the reporting date of December 31, 2000. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     We have a $3.4 million note payable to Trinity arising from our purchase of Beaird in 1998. This note was payable in equal quarterly installments over two years beginning January 31, 2001. In January 2001, this note was amended and extended. Under the terms of the amended agreement, interest accrues at prime until May 31, 2001, at which time the accrued interest is due and payable. Beginning August 2001, the note is payable in seven quarterly installments of principal plus accrued interest through February 2003.

     In August 2000, we issued two convertible subordinated notes ("Acquisition Note A" and "Acquisition Note B") to St. James in connection with our acquisition of the general partnership interest and the 51% of limited partnership interests of Orbitform that we did not already own. Acquisition Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest, into shares of our common stock at a price of $1.15 per share. Acquisition Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest, beginning one year after issuance into shares of our common stock at a price of $2.00 per share. The fair value of the beneficial conversion feature of Acquisition Note A of $0.3 million is included in interest expense based upon the immediate ability of conversion. As a result, Acquisition Note A has an effective yield to maturity of 16.8%.

     Our liquidity has been constrained by our borrowing base limitations and by our operating losses and, as a result, our financial position and cash flows have been adversely effected. We have experienced an increase in the level of our accounts payable at December 31, 2000 as compared to prior periods. Most of our debt is currently due or in default. Our most important task in 2001 is to reduce our debt service burden. We plan to use the proceeds from the sale of EPG to pay down our debt and provide working capital. However, we are also pursuing other alternatives. These alternatives include raising additional equity and selling other assets. We believe that our improved and improving operating results coupled with a reduction of debt through the means described above will allow us to refinance our remaining debt facilities. However, no assurances can be given that we will be able to refinance our debt or that we will be able to obtain terms that are as favorable as those that currently exist.

     We entered into a non-binding letter of intent to re-capitalize IHI through a merger with T-3 and an equity infusion by a private equity fund managed by First Reserve. Under terms of the letter of intent, and subject to successful negotiation of a definitive agreement, the current shareholders of T-3 will acquire control of IHI through a merger of the two companies. In connection with the merger, an affiliate of First Reserve will contribute up to $9.6 million of equity to the business (at a price of $1.75 per share), and will assist us in refinancing the combined company's debt into a long-term credit facility. Among other conditions, the transaction is contingent upon obtaining the approval of IHI and T-3 shareholders, and customary regulatory approvals. The transaction, if approved, would close in the third quarter of this year.

     As a condition to signing the definitive merger agreement, and to improve the liquidity of IHI during the approval period, T-3 will purchase our subsidiary, A&B Bolt, for a cash purchase price of $15 million. A portion of the proceeds will be used to repay secured bank indebtedness with the remaining proceeds to be used by us for working capital purposes. The purchase of A&B Bolt by T-3 is expected to close in the second quarter of 2001, subject to the approval of our Senior Lenders.

     The Energy Group is closely tied to the price of oil and gas. Sales and operating income within the Energy Group have improved in 2000 and the first quarter of 2001. These improvements have been primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in 2000 and an improved demand for oilfield services. Within the Energy Group, we believe that sales reached their lowest levels during the second and third quarters of 1999. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending in 2001 and an improved demand for oilfield services.

     The Stud Bolt Group serves both the oil and gas exploration and production industry and the hydrocarbon processing industry. The Stud Bolt Group has experienced results similar to the Energy Group operations. Our expectation is that with higher oil and gas prices, sales and profitability within these operations will be sustained. We have experienced such a trend for the first quarter of 2001.

     The Heavy Fabrication Group's sales and profitability have improved in the second six months of 2000 compared to the first six months of 2000. This segment's customers have seen a reduction in their margins because of the volatility of oil feedstock prices during 1999, and have significantly reduced their capital spending. In addition, it has experienced significant competitive pressures from overseas. Mainly because of these factors, revenues continued to decline in the fourth quarter of 1999 and the first quarter of 2000. However, in response to this revenue decline, we have continued to reduce overhead and make other operational improvements to increase the efficiency of our operations as well as seek new markets for our products. The composition of our backlog both at the end of 2000 and at the end of the first quarter of 2001 reflects this approach since a significant portion consists of products for the power generation industry as opposed to our traditional products that serve the hydrocarbon processing industry.

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the year ended December 31, 2000, net cash provided by operating activities was $2.4 million compared to 1999, which provided cash of $5.2 million and 1998, which used cash of $5.1 million. Cash was provided in 2000 primarily because the net loss added to depreciation and amortization was less than cash provided from working capital changes. Cash was provided in 1999 primarily because although the sum of the net loss added to depreciation and amortization was a negative number, it was more than offset by the positive cash generated by the reduction of accounts receivable and inventory levels during 1999 which decreased as sales decreased. The cash used in 1998 was primarily as a result of the acquisition of Beaird and the related net increases in receivables, inventory, other assets and accounts payable over those acquired. Beaird's receivables and inventories increased as sales increased for the six months ended December 31, 1998 compared to the six month period ended June 30, 1998, which was prior to the Beaird acquisition. Additionally, receivables and payables increased at Beaird as $7.0 million in accounts receivable and all liabilities were distributed to the seller prior to acquisition.

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures and acquisitions. For 2000, 1999 and 1998, the Company made capital expenditures of approximately $5.1 million, $7.8 million and $5.5 million, respectively. In 2000, 1999 and 1998, the Company made investments in unconsolidated affiliates of $1.4 million, $3.3 million and $0.9 million, respectively. Other significant investing activities included acquisitions in 1998 with an aggregate cash purchase price totaling $58.7 million.

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used net cash of $2.7 million in 2000 compared with cash provided of $5.5 million in 1999 and $13.6 million in 1998. During 2000, we had net borrowings of $2.9 million under our credit facilities compared to $3.7 million and $9.3 million during 1999 and 1998, respectively. During 2000, we had proceeds from issuance of long-term obligations of $2.6 million compared to proceeds of $6.6 million in 1999 and $1.7 million in 1998. During 2000, we made principal payments on long-term obligations of $8.2 million compared to $7.5 million in 1999 and $9.3 million in 1998. During 2000, we issued common stock providing net proceeds of $0.0 million compared to net proceeds of $2.7 million in 1999 and $12.9 million in 1998.

INFLATION

     Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.

SEASONALITY

     We believe that our business is not subject to any significant seasonal factors, and do not anticipate significant seasonality in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by us on January 1, 2001. This statement requires the recognition of all derivatives as an asset or liability measured at its fair value and establishes accounting and reporting standards for derivative instruments embedded in other contracts. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. We had no derivative instruments as defined by SFAS No. 133, and as a result, the adoption had no effect on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of December 31, 2000, the revolving line of credit had a principal balance of $49.2 million and an interest rate that floats with prime. We also have $7.0 million of long-term debt bearing interest at Libor plus 2.5% and long-term debt of $12.2 million and an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.7 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required hereunder are included in this report as set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all
Section 16(a) reports they file. Based solely on our review of the forms received by us, we believe that during 2000, all filing requirements applicable to our officers, directors and greater than 10% shareholders were timely met.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the heading "Principal Shareholders" and "Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.   Financial Statements

              See index to consolidated financial statements on page F-1.

         b.   Reports on Form 8-K

              None.

         c.   Exhibits

              See the Exhibit Index appearing on page EX-1.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 16TH DAY OF APRIL 2001.

                                         INDUSTRIAL HOLDINGS, INC.

                                    By: /s/ CHRISTINE A. SMITH
                                        -------------------------------------
                                         CHRISTINE A. SMITH (CHIEF ACCOUNTING
                                         OFFICER AND EXECUTIVE VICE PRESIDENT)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 16TH DAY OF APRIL 2001.



         SIGNATURE                                                           TITLE
         ---------                                                           -----
By: /s/ ROBERT E. CONE                               Chairman of the Board of Directors, President and Chief
    ------------------------------                          Executive Officer (Principal Executive Officer)
      ROBERT E. CONE


By: /s/ TITUS H. HARRIS, III                         Executive Vice President and Chief Financial Officer
    ------------------------------                          (Principal Financial Officer)
      TITUS H. HARRIS, III


By: /s/ CHRISTINE A. SMITH                           Executive Vice President and Chief Accounting Officer
    ------------------------------                          (Principal Accounting Officer)
      CHRISTINE A. SMITH


By: /s/ DONALD P. CARLIN                             Director
    ------------------------------
      DONALD P. CARLIN

By: /s/ ANDREW CORMIER                               Director
    ------------------------------
      ANDREW CORMIER

By: /s/ JAMES W. KENNEY                              Director
    ------------------------------
      JAMES W. KENNEY

By: /s/ JOHN P. MADDEN                               Director
    ------------------------------
      JOHN P. MADDEN

By: /s/ BARBARA S. SHULER                            Director
    ------------------------------
      BARBARA S. SHULER

By: /s/ JOHN L. THOMPSON                             Director
    ------------------------------
      JOHN L. THOMPSON

By: /s/ CHARLES E. UNDERBRINK                        Director
    ------------------------------
      CHARLES E. UNDERBRINK


                            INDUSTRIAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Reports                                                                           F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                                               F-5

Consolidated Statements of Operations For the Years Ended
    December 31, 2000, 1999 and 1998                                                                    F-6

Consolidated Statements of Cash Flows For the Years Ended
    December 31, 2000, 1999 and 1998                                                                    F-7

Consolidated Statements of Shareholders' Equity For the Years
    Ended December 31, 2000, 1999 and 1998                                                              F-9

Notes to Consolidated Financial Statements                                                              F-10


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Industrial Holdings, Inc.
     Houston, Texas

     We have audited the accompanying consolidated balance sheets of Industrial Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements give retroactive effect to the mergers of the Company and Blastco Services Company ("Blastco") in 1999 and GHX, Incorporated and Subsidiary ("GHX"), Whir Acquisition, Inc., d/b/a/ Ameritech Fastener Manufacturing, Inc. ("Ameritech"), Moores Pump and Services, Inc. ("Moores") and United Wellhead Services, Inc. ("UWS") in 1998, all of which have been accounted for as poolings-of-interest as described in Note 4 to the consolidated financial statements. We did not audit the financial statements, as of December 31, 1999 or for the year then ended, of OF Acquisition, L.P. ("Orbitform"), which was accounted for by use of the equity method. The Company's equity of $3,266,000 in Orbitform's net assets at December 31, 1999 and of $164,000 in Orbitform's net income for the year then ended are included in the Company's financial statements. We did not audit the financial statements of AWR Acquisition, L.C. ("AWR") for the year ended December 31, 1998, which was accounted for by use of the equity method. The Company's equity of $1,216,000 in AWR's net income for the year then ended was included in the Company's consolidated financial statements. The financial statements of Orbitform and AWR were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it is related to the amounts included for Orbitform and AWR, are based solely on the reports of such auditors.

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

     In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
April 11, 2001

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



KUHL & SCHULTZ, P.C.


CERTIFIED PUBLIC ACCOUNTANTS


February 24, 2000

                                      INDUSTRIAL HOLDINGS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                       (DOLLARS IN THOUSANDS)



                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                    2000                  1999
                                                                                    ----                  ----
                                 ASSETS
Current assets:
Cash and cash equivalents.........................................              $      945            $    1,738
Accounts receivable - trade, net..................................                  38,155                33,509
Costs and estimated earnings in excess of billings................                   2,986                 3,705
Inventories.......................................................                  29,654                30,140
Notes receivable, current portion.................................                     278                 1,904
Net assets of discontinued operations - Note 5....................                  26,651                41,006
Other current assets..............................................                     759                 4,595
                                                                                ----------            ----------
     Total current assets.........................................                  99,428               116,597

Property and equipment, net.......................................                  32,942                40,792
Notes receivable, less current portion............................                     162                 1,120
Investment in unconsolidated affiliates...........................                                        (2,488)
Other assets......................................................                      93                 6,501
Intangible assets, net............................................                  17,057                18,118
                                                                                ----------            ----------

Total assets......................................................              $  149,682            $  180,640
                                                                                ==========            ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable......................................................              $   49,189            $   46,193
Accounts payable - trade..........................................                  24,195                18,837
Billings in excess of costs and estimated earnings................                   6,473                 2,170
Accrued expenses and other........................................                  11,228                 8,850
Current portion of long-term obligations..........................                  41,218                42,767
                                                                                ----------            ----------
     Total current liabilities....................................                 132,303               118,817

Long-term obligations, less current portion.......................                   6,391                 9,903
Other long-term liabilities.......................................                   2,004                 2,010
Deferred income tax liability.....................................                     302                   306
                                                                                ----------            ----------
     Total liabilities............................................                 141,000               131,036
Commitments and contingencies
Shareholders' equity
     Preferred stock, $.01 par value, 7,500,000 shares authorized, no shares issued or outstanding
     Common stock, $.01 par value, 50,000,000 shares authorized,
        15,276,430 and 13,690,165 shares issued and outstanding,
        respectively, in 2000 and 15,111,097 shares issued and
        outstanding in 1999.......................................                     153                   151
     Additional paid-in capital...................................                  55,173                54,201
     Accumulated deficit..........................................                 (43,372)               (3,868)
     Treasury stock, at cost, 1,586,265 shares....................                  (3,272)
     Notes receivable from officers...............................                                          (880)
                                                                                ----------            ----------
        Total shareholders' equity................................                   8,682                49,604
                                                                                ----------            ----------

Total liabilities and shareholders' equity........................              $  149,682            $  180,640
                                                                                ==========            ==========

                                 See notes to consolidated financial statements.

                                      INDUSTRIAL HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                         2000              1999             1998
                                                                         ----              ----             ----
Sales........................................................         $ 186,201         $ 202,457        $ 183,821

Cost of sales................................................           149,310           166,750          141,417
                                                                      ---------         ---------        ---------

Gross profit.................................................            36,891            35,707           42,404

Selling, general and administrative expenses.................            40,149            45,555           33,042
                                                                      ---------         ---------        ---------

Operating income (loss)......................................            (3,258)           (9,848)           9,362

Equity in earnings (losses) of unconsolidated affiliates.....                              (6,008)           1,303

Other income (expense):
Interest expense.............................................           (10,028)           (7,848)          (4,044)
Interest income..............................................               103               218              294
Other income (expense), net..................................            (3,570)            1,251            1,045
                                                                      ---------         ---------        ---------

Total other income (expense).................................           (13,495)           (6,379)          (2,705)
                                                                      ---------         ---------        ---------

Income (loss) from continuing operations
    before income taxes......................................           (16,753)          (22,235)           7,960
Income tax expense (benefit).................................               224            (6,055)           2,928
                                                                      ---------         ---------        ---------

Income (loss) from continuing operations.....................           (16,977)          (16,180)           5,032

Discontinued operations - Note 5
    Income (loss) from discontinued operations (net of
      income tax expense (benefit) of $8 in 2000,
      $(1,221) in 1999, and $1,171 in 1998)..................            (1,007)           (2,853)           1,102
    Loss on disposal of discontinued operations (net of
      income tax benefit of $0)..............................           (21,520)
                                                                      ---------         ---------        ---------

Income (loss) from discontinued operations...................           (22,527)           (2,853)           1,102
                                                                      ---------         ---------        ---------

Net income (loss)............................................           (39,504)          (19,033)           6,134
Distributions to shareholders................................                                                   34
                                                                      ---------         ---------        ---------

Net income (loss) available to common shareholders...........         $ (39,504)        $ (19,033)       $   6,100
                                                                      =========         =========        =========
Basic earnings (loss) per share:
    Continuing operations....................................         $   (1.21)        $   (1.08)       $     .36
    Discontinued operations..................................             (1.60)             (.19)             .08
                                                                      ---------         ---------        ---------
    Net income (loss)........................................         $   (2.81)        $   (1.27)       $     .44
                                                                      =========         =========        =========
Diluted earnings (loss) per share:
    Continuing operations....................................         $   (1.21)        $   (1.08)       $     .34
    Discontinued operations..................................             (1.60)             (.19)             .08
                                                                      ---------         ---------        ---------
    Net income (loss)........................................         $   (2.81)        $   (1.27)       $     .42
                                                                      =========         =========        =========

Weighted average common shares outstanding - basic...........            14,053            14,956           14,000
Weighted average common shares outstanding - diluted.........            14,053            14,956           14,726


                                 See notes to consolidated financial statements.


                                      INDUSTRIAL HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                          2000            1999             1998
                                                                          ----            ----             ----
Cash flows from operating activities:
Net income (loss)............................................        $  (39,504)      $  (19,033)     $    6,134
Adjustments to reconcile income (loss) to net cash
   provided by (used in) operating activities:
     Loss (income) from discontinued operations..............             1,007            2,853          (1,102)
     Loss on disposal of discontinued operations.............            21,520
     Gain on sale of subsidiary..............................              (221)
     Gain on sale of real estate.............................            (2,689)
     Write-off of investment in unconsolidated affiliate.....             7,048
     Accretion of discount on note payable...................               300
     Depreciation and amortization...........................             5,170            5,529           4,348
     Equity in (earnings) losses of unconsolidated affiliates                              6,008          (1,303)
     Deferred income tax (benefit) expense...................                (4)          (3,177)            593
     Deferred compensation paid..............................                                (24)           (174)
     Issuance of stock and warrants under bonus plans........               261
     Deferred gain on demolition contract....................                             (1,000)         (1,000)
     Income tax benefit from stock options exercised.........                                                 48
   Changes in assets and liabilities, net of effect of
     purchase acquisitions:
       Accounts receivable...................................            (5,730)           7,066         (13,169)
       Employee advances.....................................                                 (1)            107
       Inventories...........................................            (3,340)          10,467          (4,314)
       Notes receivable......................................             3,464              918          (2,803)
       Other assets..........................................             2,012           (5,385)         (3,136)
       Other long-term liabilities...........................                              1,081             930
       Accounts payable and accrued expenses.................            14,100            1,781           6,370
                                                                       ----------       ----------      ----------
Net cash provided by (used in) operating activities of
   continuing operations.....................................             3,394            7,083          (8,471)
Net cash provided by (used in) operating activities of
   discontinued operations...................................            (1,006)          (1,886)          3,334
                                                                       ----------       ----------      ----------

Net cash provided by (used in) operating activities..........             2,388            5,197          (5,137)

Cash flows from investing activities:
Purchase of property and equipment...........................            (5,148)          (7,840)         (5,508)
Proceeds from disposals of property and equipment............             3,920              453             370
Divestiture of net assets of subsidiary......................             2,001
Investments in unconsolidated affiliates.....................            (1,446)          (3,297)           (930)
Net proceeds from sale of interest in demolition contract....                                              2,000
Distributions from unconsolidated affiliates.................                                              2,606
Business acquisitions, net of cash acquired..................                                             (1,575)
                                                                       ----------       ----------      ----------
Net cash provided by (used in) investing activities of
   continuing operations.....................................              (673)         (10,684)         (3,037)
Net cash provided by (used in) investing activities of
   discontinued operations...................................               164           (1,654)         (3,753)
                                                                       ----------       ----------      ----------

Net cash provided by (used in) investing activities..........              (509)         (12,338)         (6,790)


                                 See notes to consolidated financial statements.




                                      INDUSTRIAL HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                             (CONTINUED)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                          2000            1999             1998
                                                                          ----            ----             ----
Cash flows from financing activities:
Net borrowings under revolving line of credit...............              2,940            3,706           9,325
Proceeds from issuance of long-term obligations.............              2,566            6,580           1,680
Principal payments on notes payable and
    long-term obligations...................................             (8,184)          (7,478)         (9,277)
Proceeds from issuance of common stock......................                  6            2,659          12,915
Notes receivable from officers..............................                                                (945)
Repurchase of common stock by an acquired company...........                                                 (50)
Distribution to shareholders................................                                                 (34)
                                                                       ----------       ----------      ----------
Net cash provided by (used in) financing activities
    of continuing operations................................             (2,672)           5,467          13,614
Net cash provided by (used in) financing activities
    of discontinued operations..............................
                                                                       ----------       ----------      ----------

Net cash provided by (used in) financing activities.........             (2,672)           5,467          13,614

Net increase (decrease) in cash and cash equivalents........               (793)          (1,674)          1,687
Cash and cash equivalents, beginning of year................              1,738            3,412           1,725
                                                                       ----------       ----------      ----------
Cash and cash equivalents, end of year......................           $    945         $  1,738        $  3,412
                                                                       ==========       ==========      ==========

Supplemental disclosure of non-cash investing and financing activities:
Property acquired with debt or capital leases...............           $  1,066         $  2,990        $    147
Reclassification of fixed assets to inventory...............                                 551
Acquisition of businesses:
    Assets acquired.........................................                                              83,804
    Liabilities assumed.....................................                                              79,329

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest.............................................           $ 10,361         $  9,432        $  4,753
       Income taxes.........................................                161              536           2,494


                                 See notes to consolidated financial statements.

                                        INDUSTRIAL HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (IN THOUSANDS EXCEPT SHARE AMOUNTS)




                                                                                          RETAINED
                                                                                          EARNINGS                NOTES
                                      PREFERRED STOCK         COMMON STOCK    ADDITIONAL  (ACCUMU-   TREASURY   RECEIVABLE
                                      ---------------         ------------      PAID-IN    LATED      STOCK,      FROM
                                    SHARES   PAR VALUE    SHARES   PAR VALUE    CAPITAL   DEFICIT)   AT COST     OFFICERS   TOTAL
                                    ------   ---------    ------   ---------    -------   --------   -------     --------   -----
Balance, January 1, 1998...........           $         12,018,683   $  120     $27,972   $  9,233   $           $         $37,325
Issuance of common stock:
   Acquisitions....................                      1,227,854       12      10,508                                     10,520
   Exercise of warrants
     and options...................                      1,493,125       15      12,900                                     12,915
Income tax benefits from
   stock options exercised.........                                                  48                                         48
Distribution to shareholders.......                                                            (34)                            (34)
Repurchase of common stock
   by an acquired company..........                                                 (50)                                       (50)
Reclassification of undistributed
   subchapter S earnings of
   pooled company..................                                                 168       (168)
Notes receivable...................                                                                                  (945)    (945)
Net income.........................                                                          6,134                           6,134
                                    ------   ---------  ---------- ---------    -------   --------   -------     --------  -------

Balance, December 31, 1998.........                     14,739,662      147      51,546     15,165                   (945)  65,913
Issuance of common stock:
   Private placement...............                        349,580        3       2,587                                      2,590
   Exercise of warrants
     and options...................                         21,855        1          68                                         69
Notes receivable...................                                                                                    65       65
Net loss...........................                                                        (19,033)                        (19,033)
                                    ------   ---------  ---------- ---------    -------   --------   -------     --------  -------

Balance, December 31, 1999.........                     15,111,097      151      54,201     (3,868)                  (880)  49,604
Issuance of common stock:
   Grant to officers...............                        160,000        2         179                                        181
   Exercise of warrants
     and options...................                          5,333                    6                                          6
   Issuance of warrants............                                                 406                                        406
   Issuance of warrants to
     officers......................                                                  81                                         81
   Fair value of beneficial
     conversion on Acquisition
     Note A........................                                                 300                                        300
Treasury stock, at cost, acquired
   in Blastco sale.................                                                                   (3,272)               (3,272)
Notes receivable...................                                                                                   880      880
Net loss...........................                                                        (39,504)                        (39,504)
                                    ------   ---------  ---------- ---------    -------   --------   -------     --------  -------

Balance, December 31, 2000.........           $         15,276,430   $  153     $55,173   $(43,372)  $(3,272)    $         $ 8,682
                                    ======   =========  ========== =========    =======   ========   =======     ========  =======


                                 See notes to consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

     The consolidated financial statements, as presented, give retroactive effect to the acquisitions accounted for as poolings-of-interest (see Note 4). Industrial Holdings, Inc. ("IHI" or the "Company"), which was incorporated in August 1989, reorganized its operations during the second quarter of 2000 into the following four business segments:

       (i) ENERGY GROUP which remanufactures and sells pumps and high-pressure valves, including pipeline valves, manifold valves and wellhead valves, and distributes other products primarily to the petrochemical, chemical and petroleum refining industries, the pipeline transportation and storage industries and energy industries, and sells new and used machine tools;

       (ii) STUD BOLT AND GASKET GROUP which manufactures and distributes industrial metal fasteners and fabricates and distributes gaskets, hoses, fittings and other products primarily to the petrochemical and chemical refining and oil and gas industries;

       (iii) HEAVY FABRICATION GROUP which manufactures and distributes wind turbine towers, medium and thick-walled pressure vessels, gas turbine casings, heat exchangers and other large machine weldments primarily to customers in the electric power, marine, petrochemical and medical equipment industries; and

       (iv) ENGINEERED PRODUCTS GROUP which manufactures cold-formed fasteners and specialty metal components for sale primarily to original equipment manufacturers in the home furnishings, automotive and electrical components industries, and also manufactures customized rivet-setting machinery and automated assembly systems, which are sold primarily to the automotive industry. As described in more detail in Note 5, the results of the Engineered Products Group have been classified as discontinued operations in the Company's consolidated financial statements.

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

REVENUE RECOGNITION

     The Company recognizes revenues upon shipment of its product or upon completion of services it renders. Revenues and profits on certain production contracts are recognized using the percentage-of-completion method. The percentage-of-completion is determined by relating costs or labor incurred to date to management's estimate of total costs or total labor, respectively, to be incurred on each contract. Revisions of estimates are reflected in the year in which the facts necessitating the revisions become known. If a loss is indicated on any contract in process, a provision is made currently for the entire loss.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following reflects the amounts relating to uncompleted construction contracts at December 31, 2000 and 1999 (dollars in thousands):



                                                                             2000                  1999
                                                                             ----                  ----
         Costs incurred on uncompleted contracts..............           $     16,603          $      9,101
         Estimated earnings...................................                  3,090                 2,183
                                                                         ------------          ------------

                                                                               19,693                11,284
         Less: Billings to date...............................                 23,180                 9,749
                                                                         ------------          ------------

                                                                         $     (3,487)         $      1,535
                                                                         ============          ============

         Included in the accompanying consolidated balance sheets
             under the following captions:
         Costs and estimated earnings in excess
             of billings......................................           $      2,986          $      3,705
         Billings in excess of costs and
             estimated earnings...............................                 (6,473)               (2,170)
                                                                         ------------          ------------

                                                                         $     (3,487)         $      1,535
                                                                         ============          ============


CREDIT RISK

     The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and historically has not incurred significant credit losses. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Presented below is a roll forward of the Company's allowance for doubtful accounts (dollars in thousands):



                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                              2000                1999               1998
                                                              ----                ----               ----
     Balance at beginning of year....................     $     1,029        $       457         $       271
     Charged to expense..............................             300              1,939                 269
     Write-offs and recoveries.......................            (370)            (1,367)                (83)
     Sale of subsidiary company......................            (300)

                                                          -----------        -----------         -----------
Balance at end of year                                    $       659        $     1,029         $       457
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of primarily cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book value of cash, trade accounts receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of debt instruments due to obligations being in default or the related party amounts (see Notes 7, 11 and 12) due to the nature of the instruments.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

PROPERTY AND EQUIPMENT

     Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 to 15 years for furniture and fixtures, machinery and equipment and leasehold improvements, and 35 years for buildings). Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated over their estimated useful lives. The Company leases various equipment and computer software under agreements which are classified as capital leases, which are included in property, plant and equipment.

LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair market value of net tangible assets acquired. At December 31, 2000 and 1999, goodwill was $17,057,000 and $18,118,000, respectively, net of accumulated amortization of $3,251,000 and $2,404,000, respectively. Goodwill is amortized over its estimated useful life, which ranges from 20 to 30 years. Amortization expense was $847,000, $877,000, and $695,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

INCOME TAXES

     The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive potential common shares.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated (in thousands except per share data):



                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                              2000                1999               1998
                                                              ----                ----               ----
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for income (loss) from continuing
        operations per share.........................   $      (16,977)     $     (16,180)      $       4,998
     Numerator for income (loss) from discontinued
        operations per share.........................          (22,527)            (2,853)              1,102
                                                        --------------      -------------       -------------
     Numerator for net income (loss) available to
        common shareholders per share................   $      (39,504)     $     (19,033)      $       6,100
                                                        ==============      =============       =============
Denominator:
     Weighted average common shares
        outstanding - Basic..........................           14,053             14,956              14,000
                                                        ==============      =============       =============

Income (loss) from continuing operations
     per share - Basic...............................   $       (1.21)      $       (1.08)     $          .36
Income (loss) from discontinued operations
     per share - Basic...............................           (1.60)               (.19)                .08
                                                        --------------      -------------       -------------
Net income (loss) available to common
     shareholders per share - Basic..................   $       (2.81)      $       (1.27)     $          .44
                                                        ==============      =============       =============


DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for income (loss) from continuing
        operations per share.........................   $      (16,977)     $     (16,180)      $       4,998
     Numerator for income (loss) from discontinued
        operations per share.........................          (22,527)            (2,853)              1,102
                                                        --------------      -------------       -------------
     Numerator for net income (loss) available to
        common shareholders per share................   $      (39,504)     $     (19,033)      $       6,100
                                                        ==============      =============       =============
Denominator:
     Weighted average common shares
        outstanding - Basic..........................           14,053             14,956              14,000
     Shares issuable from assumed conversion of
        common share options, warrants granted
        and debt conversion..........................                                                     726
                                                        --------------      -------------       -------------
     Weighted average common shares
        outstanding - Diluted........................           14,053             14,956              14,726
                                                        ==============      =============       =============

Income (loss) from continuing operations
     per share - Diluted.............................   $       (1.21)      $       (1.08)     $          .34
Income (loss) from discontinued operations
     per share - Diluted.............................           (1.60)               (.19)                .08
                                                        --------------      -------------       -------------
Net income (loss) available to common
     shareholders per share - Diluted................   $       (2.81)      $       (1.27)     $          .42
                                                        ==============      =============       =============


     There were 2,603,417, 698,950 and 882,250 options and 10,582,835, 3,488,258 and 3,006,667 warrants for 2000, 1999 and 1998, respectively, that were not included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. This statement requires the recognition of all derivatives as an asset or liability measured at its fair value and establishes accounting and reporting standards for derivative instruments embedded in other contracts. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. The Company had no derivative instruments as defined by SFAS No. 133, and as a result, the adoption had no effect on the Company's financial statements.

3.  BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has a net loss of $39.5 million for 2000, current liabilities in excess of current assets of $32.9 million at December 31, 2000, and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     As discussed in Note 10 to the consolidated financial statements, the Company's revolving line of credit agreement was amended in June 2000 with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to the lesser of $50 million or a defined borrowing base; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. At December 31, 2000, the Company was in violation of these financial covenants. Effective January 31, 2001, the Company entered into a fourth amendment to its credit agreement. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed $49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of that date. The Company has not

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


received waivers for these covenant violations and is currently in negotiations with the Senior Lenders to modify these covenants to levels with which the Company believes that it will be able to comply. However, without subsequent modification to the fourth amendment, the Company expects to continue to be in violation of these covenants.

     As discussed in Note 11 to the consolidated financial statements, the Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. Discovery is in its early stages, and no opinion can be expressed as to the outcome at this time.

     As discussed in Note 11 to the consolidated financial statements, the Company has a $7.0 million term note with Heller Financial, Inc. ("Heller"), which matures on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, it did not seek waivers for the reporting date of December 31, 2000. The Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, continued forbearance by the Company's lenders pending modifications to these obligations or attainment of new financing.

4.  BUSINESS ACQUISITIONS AND DIVESTITURES:

     In March 2000, the Company sold its U.S. Crating subsidiary to the subsidiary's general manager for $400,000 at a gain of approximately $68,000. U.S. Crating provides crating, inspection, preparation and partial documentation services for domestic and international movement of goods. Sales for U.S. Crating were approximately $0.1 million, $1.6 million and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Effective April 1, 2000, the Company sold its refinery dismantling and gas metering subsidiary, Blastco Services Company ("Blascto"), back to Blastco's former shareholders. The sales price of Blastco was $2.0 million in cash, $0.8 million in notes receivable and 1,586,265 shares of the Company's common stock that the former shareholders of Blastco received in the Company's acquisition of Blastco in a pooling-of-interests transaction. Also, the Company retained inventory and equipment with a net book value of $0.3 million. Subsequently, Blastco failed to perform on payment of its notes receivable and delivery of retained inventory to the Company as required under the agreement or securing a release of the Company of its guaranty of a $1.6 million secured obligation of Blastco. Additionally, Blastco defaulted on these secured debt obligations to its lenders. In January 2001, Blastco entered into a plan of liquidation under Chapter 7 of the U.S. Bankruptcy Code which was subsequently converted to a plan of reorganization under Chapter 11. As a result of Blastco's failure to perform, the Company has fully reserved against the Blastco notes receivable and the retained inventory and has accrued the shortfall between the guaranteed Blastco term note and the appraised value of the underlying collateral. The Company recorded a net gain of approximately $221,000 for the year ended December 31, 2000, which is included in other income (expense). Sales for Blastco were approximately $3.4 million, $12.1 million and $9.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     For purposes of restating the Company's consolidated financial statements to give retroactive effect to the acquisition of Blastco, the consolidated financial statements of the Company as of and for the year ended December 31, 1998 were combined with the financial statements of Blastco as of and for the year ended December 31, 1998.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In August 2000, after obtaining the required shareholder consents, the Company acquired from SJMB, LLC (together with its affiliates, "St. James") the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that the Company did not already own (the "Orbitform Partnership Interests") (the "St. James Transaction"). The purchase price for the Orbitform Partnership Interests was approximately $7.8 million in the form of: (i) $6.9 million in secured subordinated debt bearing interest at an annual rate of 11% that is convertible into shares of the Company's common stock ($3.45 million convertible any time at $1.15 per share ("Acquisition Note A") and $3.45 million convertible after one year at $2.00 per share ("Acquisition Note B")); (ii) warrants to acquire 300,000 shares of the Company's common stock at an exercise price of $1.25 per share (valued at $81,000); and (iii) forgiveness of an $0.8 million note receivable from St. James. The purchase method was used to account for the St. James transaction and Orbitform's operations have been included in the consolidated financial statements of the Company commencing on August 15, 2000. The fair value of the beneficial conversion feature of Acquisition Note A of $0.3 million is included in interest expense based upon the immediate ability to convert. The aggregate excess of the purchase price paid over the fair value of the assets acquired was $2.6 million. Orbitform is part of EPG, and accordingly, has been accounted for as part of discontinued operations.

     In March 1998, the Company acquired WHIR Acquisition, Inc., doing business as Ameritech Fastener Manufacturing, Inc. ("Ameritech") and GHX, Incorporated ("GHX"). In April 1998, the Company acquired Moores Pump and Services, Inc. ("Moores"). In July 1998, the Company acquired United Wellhead Services, Inc. ("UWS") and in January 1999 the Company acquired Blastco in transactions accounted for as poolings-of-interest (the "Poolings"). In the Poolings the outstanding capital stock of Ameritech, GHX, Moores, UWS and Blastco (together, the "Pooled Companies") was exchanged for 5,376,063 shares of the Company's common stock.

     In January 1998, the Company acquired R. J. Machine Co., Inc. ("RJ"), in February 1998, the Company acquired Philform, Inc. ("Philform"), in July 1998, the Company acquired Beaird Industries, Inc. ("Beaird"), in August 1998, the Company acquired the assets and assumed certain liabilities of Ideal Products ("Ideal"), in August 1998, the Company acquired A&B Bolt and Supply, Inc. ("A&B") and in September 1998, the Company acquired the assets of Erie Manufacturing. The aggregate purchase price of these acquisitions was $58.7 million cash and assumed liabilities plus 1,227,854 shares of common stock valued at $10.5 million. The aggregate excess of cost over fair value of net assets acquired was $16.2 million. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates. Philform and Ideal are part of EPG, and accordingly have been accounted for as part of discontinued operations.

     On a pro forma unaudited basis, as if the 1998 acquisitions as described above which were accounted for under the purchase method of accounting had occurred as of January 1, 1998, sales, income from continuing operations, basic and diluted income per share from continuing operations, and basic and diluted net income per share would have been $231.4 million, $4.0 million, $0.27 and $0.26, and $0.43 and $0.41 for 1998. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the purchases been made at January 1, 1998.

5.  DISCONTINUED OPERATIONS

     In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan to dispose of this segment of its business. The Company has accounted for the planned divestiture as discontinued operations. Accordingly, the sales, cost of sales and expenses, and assets and liabilities of EPG have been segregated in the Consolidated Statements of Operations and Consolidated Balance Sheets as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 as "Discontinued Operations."

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is summarized financial information for the discontinued operations (dollars in thousands):



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                    2000              1999             1998
                                                                    ----              ----             ----
Sales..................................................          $   40,462        $   39,713       $   34,386

Income (loss) before income taxes......................                (999)           (4,074)           2,273
Income tax expense (benefit)...........................                   8            (1,221)           1,171
                                                                 ----------        ----------       ----------
Income (loss) from operations of discontinued
     segments, net of tax..............................              (1,007)           (2,853)           1,102
Loss on disposal.......................................             (21,520)
                                                                 ----------        ----------       ----------
Income (loss) from discontinued operations,
     net of tax........................................          $  (22,527)       $   (2,853)      $    1,102
                                                                 ==========        ==========       ==========




                                                                       AS OF DECEMBER 31,
                                                                       ------------------
                                                                    2000              1999
                                                                    ----              ----
Current assets.........................................          $   16,712        $   15,558

Total assets...........................................          $   55,421        $   49,609

Current liabilities....................................          $    6,998        $    8,411

Total liabilities......................................          $    7,250        $    8,603

Net assets of discontinued operations..................          $   26,651        $   41,006


     Interest expense totaling $0.9 million, $0.8 million and $0.5 million for 2000, 1999 and 1998, respectively, was allocated to the discontinued operations based on the outstanding debt specifically identified with EPG.
The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG. The loss on disposal of EPG reflects adjustments to net realizable values and transaction costs directly associated with the disposal ($20.7 million) and the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001 ($0.8 million). The estimated net loss of EPG between the measurement date and the estimated disposal date includes costs associated with employee separation and facility consolidation.

6.  INVENTORIES:

     Inventories at December 31, consist of (dollars in thousands):



                                                                         2000                     1999
                                                                         ----                     ----
Raw materials............................................          $       13,189            $       9,381
Finished goods...........................................                  14,506                   17,360
Other....................................................                   1,959                    3,399
                                                                   --------------            -------------

                                                                   $       29,654            $      30,140
                                                                   ==============            =============


                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  NOTES RECEIVABLE:

     Notes receivable at December 31 consist of the following (dollars in thousands):


                                                                         2000                    1999
                                                                         ----                    ----
Notes receivable from St. James or
    its affiliates due on demand,
    unsecured............................................            $                       $      1,109
Mortgage note receivable with
    interest at 9.53% due in monthly
    installments of $15,166 through
    February 2007 secured by land and
    building.............................................                                             938
Notes receivable from employees,
    unsecured............................................                      75                     228
Other notes receivable...................................                     365                     749
                                                                     ------------            ------------

                                                                              440                   3,024
Less current portion.....................................                     278                   1,904
                                                                     ------------            ------------

                                                                     $        162            $      1,120
                                                                     ============            ============


     At December 31, 2000 and 1999, the Company had notes receivable from officers of $0 and $880,000, respectively (see Note 12).

8.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of (dollars in thousands):



                                                                         2000                    1999
                                                                         ----                    ----
Land ....................................................           $         911           $       1,730
Buildings and improvements...............................                   8,898                  10,115
Machinery and equipment..................................                  34,323                  40,908
Furniture and fixtures...................................                   2,481                   2,408
Construction in progress.................................                     232                     165
                                                                    -------------           -------------

                                                                           46,845                  55,326
Less -- accumulated depreciation and amortization........                 (13,903)                (14,534)
                                                                    -------------           -------------

                                                                    $      32,942           $      40,792
                                                                    =============           =============


     Depreciation and amortization expense was $4,323,000, $4,652,000 and $3,653,000 for 2000, 1999 and 1998, respectively. See Note 11 as it relates to capital leases and related accumulated amortization.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

     Investments in unconsolidated affiliates consist of a 33 1/3% interest in AWR Acquisition, L.C. ("AWR") and a 30% interest in Midland Recycle, LLC ("Midland") and were ($2,488,000) at December 31, 1999. The Company's investment in AWR and Midland was acquired in connection with the Blastco acquisition (see
Note 4). In January 2000, Midland was liquidated for less than its net book value. As a result at December 31, 1999, we wrote-off a $343,000 intercompany note receivable from Midland as unrecoverable and recognized a $280,000 loss on the investment. The investment in AWR was sold as part of the sale of Blastco in April 2000.

     The combined results of operations and financial position of the Company's unconsolidated affiliates for the year ended December 31, 1999 are summarized below:



Condensed Statement of Operations Information for the year ended December 31,
1999 (dollars in thousands):

                                                       AWR                 MIDLAND            COMBINED
                                                       ---                 -------            --------
Sales...................................           $       1,734        $       1,289       $       3,023
Gross profit (loss).....................                 (16,775)               1,196             (15,579)
Net income (loss).......................                 (17,147)                  77             (17,070)

Condensed Balance Sheet Information at December 31, 1999:

Current assets..........................           $       8,340        $         240       $       8,580
Non-current assets......................                     515                1,900               2,415
Current liabilities.....................                  16,648                  186              16,834
Non-current liabilities.................                                        1,625               1,625

Condensed Statement of Operations Information for the year ended December 31, 1998:

Sales...................................           $      15,743        $       2,671       $      18,414
Gross profit (loss).....................                   3,956                1,493               5,449
Net income (loss).......................                   3,647                 (537)              3,110


                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  NOTE PAYABLE:

     Note payable at December 31 consists of the following (dollars in thousands):



                                                                       2000                      1999
                                                                       ----                      ----
Revolving line of credit with banks which provide
  for borrowings up to the lesser of a defined borrowing
  base or $50,000 at December 31, 2000 (no availability
  at December 31, 2000), and $55,000 at December 31, 1999
  ($1,846 available at December 31, 1999), principal due
  August 31, 2001, interest payable weekly at prime (9.50%
  at December 31, 2000) plus 3%, secured by all assets of
  the Company                                                      $       49,189           $      46,193
                                                                   ==============           =============


     In June 2000, the Company amended its revolving line of credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to the lesser of $50 million or a defined borrowing base; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. At December 31, 2000, the Company was in violation of these financial covenants. Effective January 31, 2001, the Company entered into a fourth amendment to its credit agreement. This amendment requires that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. Additionally, this amendment reduces the maximum availability by $100,000 each month from April 2001 through August 2001 so that the maximum borrowings under the revolving line of credit could not exceed $49.5 million at August 31, 2001. The amendment further modifies the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of that date. The Company has not received waivers for these covenant violations and is currently in negotiations with the Senior Lenders to modify these covenants to levels with which the Company believes that it will be able to comply. However, without subsequent modification to the fourth amendment, the Company expects to continue to be in violation of these covenants. At December 31, 2000, the borrowing capacity under the credit agreement was $49.2 million and there was no availability.

     On June 30, 2000, the Company issued warrants to purchase 150,000 shares of its common stock to its Senior Lenders at an exercise price of $1.40 per share in connection with the amendment of its credit agreement. These warrants were valued at $60,000.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of long-term debt totaling $46.6 million and $49.8 million and capital lease obligations of $1.0 million and $2.8 million at December 31, 2000 and 1999, respectively. Current portion of long-term debt was $41.0 million and $42.2 million at December 31, 2000 and 1999, respectively. Current portion of capital lease obligations was $0.2 million and $0.5 million at December 31, 2000 and 1999, respectively.

LONG-TERM DEBT

Long-term debt at December 31 consists of the following (dollars in thousands):



                                                                              2000                    1999
                                                                              ----                    ----
Notes payable to Comerica Bank-Texas with monthly payments
    including interest at prime (9.50% at December 31, 2000),
    maturing through 2005, secured by certain assets of the
    Company....................................................         $        8,780           $      11,433
Note payable to EnSerCo. with interest currently
    at 18% matured January 31, 2000, unsecured.................                 15,000                  15,000
Notes payable to Heller with monthly payments
    including interest at Libor + 2.5% (9.07% at
    December 31, 2000), maturing December 2003
    and October 2004, secured by certain equipment.............                  7,043                   9,456
Convertible debenture payable to Trinity in quarterly
    installments beginning August 2001 including interest at
    prime (9.50% at December 31, 2000) through February 2003,
    unsecured with principal and interest convertible to the
    Company's common stock at $12.00 per share.................                  3,400                   5,000
Convertible subordinated note payable to St. James with
    interest accruing at 11% due February 2002, with
    principal and interest convertible to the Company's
    common stock at $1.15 per share............................                  3,450
Convertible subordinated note payable to St. James with
    interest accruing at 11% due February 2002, beginning
    after August 2001 principal and interest convertible
    to the Company's common stock at $2.00 per share...........                  3,450
Various notes payable in monthly installments,
    including interest ranging from 7.65% to 10%,
    maturing 2004 through 2010, secured by real estate.........                  2,537                   3,221
Various notes payable to individuals, payable in
    monthly installments including interest ranging
    from 5% to 8%, maturing June 1998 through
    February 2007, unsecured...................................                    381                     629
Various notes payable in monthly installments through
    2003, including interest ranging from 6% to 16%,
    secured primarily by equipment.............................                  2,545                   5,087
                                                                        --------------           -------------

                                                                                46,586                  49,826
Less current portion...........................................                 40,979                  42,232
                                                                        --------------           -------------

                                                                        $        5,607           $       7,594
                                                                        ==============           =============


                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The aggregate maturities of long-term debt at December 31, 2000 are as follows (dollars in thousands):



Year ended December 31:
     2001................................................         $   40,979
     2002................................................              2,624
     2003................................................                506
     2004................................................                423
     2005................................................                385
     Thereafter..........................................              1,669
                                                                  ----------

                                                                  $   46,586
                                                                  ==========


     On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. Discovery is in its early stages, and no opinion can be expressed as to the outcome at this time. Additionally, EnSerCo's payment demand created an event of default under most of the Company's term notes.

     The Company's notes payable to Heller contain requirements as to the maintenance of minimum levels of working capital and net worth, minimum rates of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth and capital expenditures. At December 31, 2000, the Company was not in compliance with these covenants. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, it did not seek waivers for the reporting date of December 31, 2000.

     The Company has a $3.4 million note payable to Trinity Industries, Inc. ("Trinity") arising from its purchase of Beaird in 1998. This note was payable in equal quarterly installments over two years beginning January 31, 2001. In January 2001, this note was amended and extended. Under the terms of the amended agreement, interest accrues at prime until May 31, 2001, at which time the accrued interest is due and payable. Beginning August 2001, the note is payable in seven quarterly installments of principal plus accrued interest through February 2003.

CAPITAL LEASE OBLIGATIONS

     The Company leases various equipment and computer software under agreements that are classified as capital leases. The leases have original terms of five years. Most equipment leases have purchase options at the end of the original term. Leased capital assets included in property and equipment at December 31, 2000 are as follows (dollars in thousands):



Furniture and fixtures                                            $    1,023
                                                                  ----------
                                                                       1,023
Accumulated amortization                                                (338)
                                                                  ----------
                                                                  $      685
                                                                  ==========


                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Future minimum payments, by year and in the aggregate, under noncancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2000 (dollars in thousands):



     2001................................................         $      329
     2002................................................                329
     2003................................................                329
     2004................................................                247
                                                                  ----------
     Total minimum lease payments.........................             1,234

     Amounts representing interest........................               211
                                                                  ----------
     Present value of minimum payments....................             1,023
     Current portion......................................               239
                                                                  ----------
     Long-term capital lease obligations..................        $      784
                                                                  ==========


12.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

     The Company has entered into noncancelable operating leases with related parties for buildings and other third parties for buildings and equipment expiring in various years through 2007. Rent payments to the related parties were $648,000 for 2000, $546,000 for 1999 and $120,000 for 1998. Aggregate rent expense on all operating leases amounted to $1,591,000, $1,901,000 and $2,315,000 for the years 2000, 1999 and 1998, respectively.

Future minimum lease payments are as follows (dollars in thousands):



Year ended December 31:
     2001................................................         $    1,378
     2002................................................              1,220
     2003................................................                785
     2004................................................                578
     2005................................................                516
     Thereafter..........................................                730
                                                                  ----------

                                                                  $    5,207
                                                                  ==========


     Lease commitments to related parties are approximately $578,000, $480,000 and $120,000 for 2001, 2002, and 2003, respectively. The Company has an option to renew one building lease for an additional five years.

     In July 1998, the Company entered into an option agreement that granted it the right through 2003 to purchase approximately 95% of Belleli Energy S.r.L. ("Belleli"). Belleli is an Italian company that manufactures thick-walled pressure vessels and heat exchangers, as well as designs, engineers, constructs and erects components for desalination, electric power and petrochemical plants. Under the terms of the option agreement, the Company was obligated to provide certain interim funding to Belleli. Because of its financial condition in 1999, the Company could no longer provide financial support to Belleli. In February 2000, St. James acquired a majority interest in Belleli from Belleli's shareholder, Impianti. As a result of this transaction, the Company's obligations with respect to Belleli have been released and discharged. The Company retained a 3.5% minority interest in Belleli. In 2000, because of Belleli's continuing operating losses and anticipated future losses, the Company wrote-off its investment in Belleli.

     As a part of the Belleli transaction, the Company issued warrants to purchase 750,000 shares of its common stock to St. James at an exercise price of $1.25 per share (valued at $158,000). Additionally, the Company reimbursed St. James for satisfying its installment payment obligations under the option agreement and for its out-of-pocket expenses associated with its purchase of Belleli of approximately $752,972 and for other reimbursable miscellaneous expenses of approximately $43,889.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In connection with the Company's amended credit agreement with its Senior Lenders, St. James agreed, under the terms of a Limited Guaranty Agreement with the Senior Lenders (the "Guaranty"), to guarantee up to $2.0 million of any amount that the Senior Lenders advance to the Company in excess of the defined borrowing base amount under the amended credit agreement. As a condition of providing this Guaranty, the Company entered into a Reimbursement Agreement with St. James. Additionally, St. James has entered into a Credit Support Agreement under which it has agreed to advance up to $1.5 million of funds to cure future financial covenant defaults under the Company's amended credit agreement.

     Under the Reimbursement Agreement and in consideration of the Guaranty, the Company issued warrants to St. James to purchase 400,000 shares of the Company's common stock at $1.25 per share (valued at $108,000) and forgave a $0.35 million note receivable from St. James. In addition, the Company will issue subordinated notes to St. James for Guaranty payments and Credit Support payments, if any, that are made to the Senior Lenders. These notes, if any, and accrued interest at an annual rate of 11%, will be due on January 31, 2002. The principal amount of these notes together with all accrued and unpaid interest is convertible into shares of the Company's common stock at a conversion price of $1.25 per share. Additionally, the Company agreed to issue to St. James warrants to purchase a number of shares of the Company's common stock equal to the amount of any Guaranty payments multiplied by 0.25, so that if St. James makes the full $2.0 million in Guaranty payments, the Company would issue 500,000 warrants to acquire shares of its common stock at $1.25 per share. At December 31, 2000, there were no Guaranty or Credit Support payments.

     During 2000, the Company forgave $880,000 of notes receivable from officers and gave certain officers company-owned vehicles. Such amounts have been recorded as compensation expense for the year ended December 31, 2000.

     During 2000, the Company issued warrants to purchase 300,000 shares of its common stock to an executive officer, at an exercise price of $1.25 per share as compensation for services. These warrants were valued at $81,000.

     During 2000, the Company issued an aggregate of 160,000 shares of its common stock to two executive officers as compensation for services. These shares of common stock were valued at $181,000.

     In March 2000, the Company sold its U.S. Crating subsidiary to the subsidiary's general manager for $400,000. In April 2000, the Company sold Blastco to Blastco's former shareholders for $2.0 million in cash, $0.8 million in notes receivable and 1,586,265 shares of the Company's common stock. In August 2000, the Company acquired the Orbitform Partnership Interests from St. James for $6.9 million in convertible subordinated debt, warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share and forgiveness of an $0.8 million note receivable from St. James (see
Note 4).

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

     During 1999, Blastco funded capital contributions totaling $1,307,500 for one of AWR's limited partners that did not meet its funding commitments. These contributions have been included in Investment in Unconsolidated Affiliates (see
Note 9).

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In 1998, Blastco purchased equipment for $500,000 from a company of which the president of Blastco is a 25% shareholder. In 1999, the equipment was reclassified to inventories. In February 2000, the equipment was sold back to the company it was originally purchased from for $300,000. The Company recorded an impairment loss of $200,000 in 1999 on the transaction.

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

     In connection with the 1997 purchase of Lone Star, the Company issued a note payable to the former shareholder and president of Lone Star with quarterly principal and interest payments of $30,575, maturing in January 2002 (see Note
11).

     At December 31, 2000, the Company had $652,333 in letters of credit outstanding.

     Although the sales agreement required the purchasers of Blastco to obtain the Company's release from any of its guarantees of Blastco debt, the purchasers have not done so and the Company continues to have in place its corporate guaranty of $1.6 million of Blastco term debt. This term debt is secured by equipment owned by Blastco (see Note 4).

     In July 1998, the Company acquired Beaird from Trinity for $35.0 million in cash and receivables and a $5.0 million note to Trinity. Under the purchase agreement, Trinity assumed all liabilities and retained certain accounts receivable of Beaird. The Company believed that it was entitled to receive $2.2 million of excess purchase price paid to Trinity under the purchase agreement resulting from liabilities incurred by us the Company in connection with the acquisition, and $1.84 million in other claims arising from breaches of representation and warranties. On July 15, 1999, the first installment of $1.8 million was due on the Trinity note. It was the Company's position that it offset the amount owed under the purchase agreement against this principal and interest payment. Although Trinity agreed that the Company was owed an amount, in January 2000, Trinity filed suit against us in the 134th Judicial District in the District Court of Dallas County, Texas, in a suit styled TRINITY INDUSTRIES, INC. V. INDUSTRIAL HOLDINGS, INC. In the lawsuit, Trinity alleged that the Company defaulted on the $5 million note payment and asserted that the amount it owed the Company was not sufficient to pay the first principal and interest payment and additionally cannot be offset against the $5 million note payment. In response, in February 2000, the Company filed a counterclaim alleging Trinity's fraud in failing to disclose, and in misrepresenting, certain facts about Beaird. In June 2000, the litigation was settled. Pursuant to the settlement agreement, Trinity agreed to reduce the note payable by $1.6 million in satisfaction of the counterclaim and reimbursement to the Company for losses incurred and recognized during 1999 on a contract. The Company has recorded the reduction in the note payable as an offset to the original purchase price and the

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


loss reimbursement as other income.

     In addition to the above, the Company is involved in litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

13.  INCOME TAXES:

     The provision for income taxes for the years ended December 31 is as follows (dollars in thousands):



                                                              2000                1999               1998
                                                              ----                ----               ----
Current
     Federal.........................................     $                   $    (2,921)        $    1,774
     State...........................................             228                  43                561
                                                          -----------         -----------         ----------

                                                                  228              (2,878)             2,335

Deferred, primarily federal..........................              (4)             (3,177)               593
                                                          -----------         -----------         ----------

Income tax expense (benefit) from continuing
     operations......................................     $       224         $    (6,055)        $    2,928
                                                          ===========         ===========         ==========

Income tax expense (benefit) from discontinued
     operations......................................     $         8         $    (1,221)        $    1,117
                                                          ===========         ===========         ==========


     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2000, the Company has net operating loss ("NOL") carryforwards of approximately $34.5 million for income tax purposes which expire in 2017 and 2021. Of the carryforward amount, $33.4 million may be used at any time prior to its expiration. The remainder of these losses may be offset against the future income of the applicable subsidiary only and are subject to annual limitations.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes, primarily resulting from the acquisitions of the Company's subsidiaries. During 2000 the Company increased the deferred tax asset valuation allowance by $11.1 million to provide for a valuation allowance to the extent that the Company's deferred tax assets exceeded its deferred income tax liabilities.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The major components of deferred income tax assets and liabilities at December 31 are as follows (dollars in thousands):



                                                                          2000                    1999
                                                                          ----                    ----
Deferred income tax liabilities:
    Depreciation..........................................          $     (7,525)           $     (6,910)
    Other.................................................                (1,176)                 (2,242)
                                                                    ------------            ------------

     Total deferred income tax liabilities................                (8,701)                 (9,152)
                                                                    ------------            ------------

Deferred income tax assets:
    Net operating loss carryforwards......................                11,716                   7,182
    Inventory.............................................                   672                     608
    Losses attributable to discontinued operations........                 7,317                     746
    Other.................................................                 1,005                   1,568
                                                                    ------------            ------------

    Total deferred income tax assets .....................                20,710                  10,104
                                                                    ------------            ------------

Deferred income tax valuation allowance...................               (12,311)                 (1,258)
                                                                    ------------            ------------

Deferred income tax liability, net........................          $       (302)           $       (306)
                                                                    ============            ============


     A reconciliation of income tax expense (benefit) computed at statutory rates to income tax expense (benefit) for the years ended December 31 from continuing operations is as follows (dollars in thousands):



                                                              2000                1999               1998
                                                              ----                ----               ----
Tax at statutory rate................................     $    (5,696)        $    (7,560)        $     2,706
Effect of permanent difference.......................             221                 237                 209
Increase (decrease) in deferred tax asset
    valuation allowance..............................          11,053               1,199                  (6)
Tax effect of S corporation net income...............                                                      (2)
Change in deferred taxes attributable to
    discontinued operations..........................          (5,221)               (170)               (261)
Other................................................            (283)                211                 (88)
State income taxes, net of federal benefit...........             150                  28                 370
                                                          -----------         -----------         -----------

Income tax expense (benefit).........................     $       224         $    (6,055)        $     2,928
                                                          ===========         ===========         ===========


14.  SHAREHOLDERS' EQUITY:

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

DISTRIBUTION TO SHAREHOLDERS

     Distributions to shareholders consist of distributions to S corporation shareholders prior to the acquisition of the S corporation by the Company.

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

     The following table sets forth the outstanding warrants to acquire 5,388,258 shares of common stock as of December 31, 2000:



                             NUMBER OF COMMON SHARES
                             -----------------------
Class B redeemable warrants to acquire common stock at $10.00 per share issued in connection with initial public offering and with tender offer to
    Class B warrant holders currently exercisable, expiring on January 14, 2003,
    redeemable upon 30 days notice..................................................                149,375
Class C redeemable warrants to acquire common stock at $15.00 per share issued in connection with tender offer to Class B warrant-holders, currently exercisable, expiring on January 14, 2003, redeemable if closing bid price of
    common stock equals or exceeds $20.00 for 20 consecutive days...................              1,724,603
Class D redeemable warrants to acquire common stock at $22.50 per share issued in connection with tender offer to Class B warrant-holders, currently exercisable, expiring on January 14, 2003, redeemable if closing bid price of common stock
    equals or exceeds $25.00 for 20 consecutive days................................              1,102,689
Warrant to acquire common stock at $3.27 per share issued in connection with
    private financing, currently exercisable, expiring on December 8, 2000..........                 99,304
Warrant to acquire common stock at $7.00 per share issued in connection with
    acquisition financing, currently exercisable, expiring on November 18, 2001.....                382,287
Warrant to acquire common stock at $10.00 per share, currently exercisable,
    expiring on June 18, 2007.......................................................                 30,000
Warrants to acquire common stock at $1.25 per share issued to SJMB as compensation for consulting services provided in connection with its
    investment in Belleli Energy, currently exercisable, expiring on June 29, 2005..                750,000
Warrants to acquire common stock at $1.25 per share issued to SJMB in consideration of a $2 million guaranty provided by SJMB to the Company's
    Senior Lenders, currently exercisable, expiring on June 13, 2005................                400,000
Warrants to acquire common stock at $1.40 per share issued to the Company's
    Senior Lenders in connection with the amendment of its credit agreement,
    currently exercisable, expiring on June 30, 2005................................                150,000
Warrants to acquire common stock at $1.25 per share issued to SJMB in connection with the Company's acquisition from SJMB of the Orbitform, currently
    exercisable, expiring on June 30, 2005..........................................                300,000
Warrants to acquire common stock at $1.25 per share issued to an executive officer of the Company as compensation for services rendered, currently
    exercisable, expiring on June 13, 2005..........................................                300,000


                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYEE STOCK OPTION PLAN

     At December 31, 2000, the Company has a stock-based compensation plan under which shares or options can be granted to employees. The Company measures compensation cost for this plan using the intrinsic value method of accounting prescribed by APB Option No. 25 "Accounting for Stock Issued to Employees." Given the terms of the plan, no compensation cost has been recognized for stock options granted under the plan.

     Under the 1998 Incentive Stock Plan ("Employee Plan"), the Company may grant incentive or nonqualified options to key employees. As of December 31, 2000, there were 2.3 million shares of common stock reserved for issuance under the Employee Plan. The option price per share is generally the fair market value on the date the option is granted and each option is exercisable into one share of common stock. The options under the Employee Plan are exercisable immediately to five years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire ten years from the date of the grant.

     The following table summarizes information about employee stock options outstanding at December 31:



                                                       2000                    1999                    1998
                                                       ----                    ----                    ----

                                                            WEIGHTED               WEIGHTED                  WEIGHTED
                                                            AVERAGE                AVERAGE                   AVERAGE
                                                            EXERCISE               EXERCISE                  EXERCISE
         FIXED OPTIONS                          SHARES       PRICE      SHARES      PRICE        SHARES       PRICE
         -------------                          ------       -----      ------      -----        ------       -----
Outstanding at the beginning of the year....     623,950    $  7.19    1,179,700   $ 10.57       522,750     $  6.68
Granted.....................................   1,983,000    $  1.26      150,000   $  3.19       822,000     $ 11.87
Exercised...................................      (5,333)   $  1.25       (3,250)  $ 10.00      (156,800)    $  4.42
Forfeited...................................    (353,200)   $  2.48     (702,500)  $ 11.99        (8,250)    $  9.82
                                               ---------    -------    ---------   -------     ---------     -------
Outstanding at end of year..................   2,248,417    $  2.71      623,950   $  7.19     1,179,700     $ 10.57
                                               ---------    -------    ---------   -------     ---------     -------

Options exercisable at end of year..........   1,228,417    $  4.96      591,450   $  7.59       455,077     $  8.79
Weighted-average fair value of options
   granted during the year at market price..   1,983,000    $  0.64      150,000   $  1.69       191,000     $  3.70
Weighted-average fair value of options
   granted during the year where exercise
   price is greater than market price at
   grant date...............................       --           --          --         --        631,000     $  5.99


DIRECTORS' STOCK OPTION PLAN

     The Company has a stock option plan for Non-Employee Directors (the "Director Plan"). At December 31, 2000, there were 150,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and annually thereafter. Grants vest over nine months and are exercisable until the tenth anniversary of the date of grant. Grants have an exercise price equal to the fair market value of the Company's stock on the date of grant.

     On June 9, 2000, an aggregate amount of 300,000 non-qualified options outside of the Director Plan were issued to five non-employee directors. One-third of these options vest immediately, with the remaining options vesting one-third on each of September 1, 2001 and 2002. These options are exercisable until the fifth anniversary of the date of grant. The exercise price of $1.25 per share was equal to the fair market value of the Company's stock on the date of grant.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about directors stock options outstanding at December 31:



                                                       2000                    1999                    1998
                                                       ----                    ----                    ----

                                                            WEIGHTED               WEIGHTED                  WEIGHTED
                                                            AVERAGE                AVERAGE                   AVERAGE
                                                            EXERCISE               EXERCISE                  EXERCISE
         FIXED OPTIONS                          SHARES       PRICE      SHARES      PRICE        SHARES       PRICE
         -------------                          ------       -----      ------      -----        ------       -----

Outstanding at the beginning of the year....    75,000      $  9.28     75,000      $ 9.28        60,000     $  6.78
Granted.....................................   300,000      $  1.25                               25,000     $ 12.50
Exercised...................................                                                     (10,000)    $  2.38
Forfeited...................................   (20,000)     $  7.58
                                               -------      -------     ------      ------       -------     -------
Outstanding at end of year..................   355,000      $  2.59     75,000      $ 9.28        75,000     $  9.28
                                               -------      -------     ------      ------       -------     -------

Options exercisable at end of year..........   155,000      $  4.32     75,000      $ 9.28        75,000     $  9.28
Weighted-average fair value of options
   granted during the year at market price..   300,000      $  0.64       --           --           --           --
Weighted-average fair value of options
   granted during the year where exercise
   price is greater than market price at
   grant date...............................      --            --         --          --         25,000     $  5.07


The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000.



                                                          WEIGHTED
                                                          AVERAGE       WEIGHTED                        WEIGHTED
                                         NUMBER          REMAINING      AVERAGE         NUMBER          AVERAGE
             RANGE OF                 OUTSTANDING AT    CONTRACTUAL    EXERCISABLE   EXERCISABLE AT   EXERCISABLE
         EXERCISABLE PRICES          DECEMBER 31, 2000     LIFE          PRICE     DECEMBER 31, 2000     PRICE
         ------------------          -----------------     ----          -----     -----------------     -----
$1.25..............................     1,959,667            8.7        $  1.25         749,667        $  1.25
$1.75 - $3.19......................       165,000            8.9        $  3.08         155,000        $  3.15
$4.00 - $5.50......................       175,000            5.0        $  4.79         175,000        $  4.79
$9.00 - $10.50.....................       238,750            7.6        $ 10.01         238,750        $ 10.01
$11.38 - $13.75....................        65,000            6.9        $ 12.72          65,000        $ 12.72


     The Company's reported net income (loss) and earnings (loss) per share would have been affected had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SAFS No. 123 "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected volatility range of .445% to .750%, a risk-free interest rate range of 5.75% to 6.50%; and expected lives of 3 to 6 years for stock options granted. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:



                                                                     2000            1999            1998
                                                                     ----            ----            ----
Net income (loss)........................   As reported          $  (39,504)      $ (19,033)      $   6,134
                                            Pro forma            $  (39,634)      $ (19,201)      $   4,641
Earnings (loss) per share:
     Basic...............................   As reported          $    (2.81)      $   (1.27)      $     .44
                                            Pro forma            $    (2.82)      $   (1.28)      $     .33
     Diluted.............................   As reported          $    (2.81)      $   (1.27)      $     .42
                                            Pro forma            $    (2.82)      $   (1.28)      $     .32


15.  EMPLOYEE BENEFIT PLANS:

     The Company maintains various 401(k) savings plans that permit participants to contribute up to 18 percent of their compensation each year. The Company will match a percentage of a participant's contributions, subject to specified limits. The Company's results of operations reflect expenses associated with the plan of approximately $406,000, $371,000 and $277,000 for 2000, 1999 and 1998,
respectively.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On July 1, 1998, the Company acquired Beaird. Beaird has a non-contributory defined benefit plan covering its union employees. The plan provides benefits that are generally based on years of service. Annual contributions to the plan are sufficient to satisfy legal requirements.

     Net pension cost attributable to the Beaird plan includes the following components (dollars in thousands):



                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                              ------------
                                                                       2000                  1999
                                                                       ----                  ----
Service cost -- benefits earned
    during the period.....................................           $    863             $   1,051
Interest cost on projected benefit
    obligation............................................                560                   482
Unrealized net loss.......................................                 (3)                   23
Curtailment gain..........................................               (171)
Expected return on plan assets............................               (558)                 (487)
                                                                     --------             ---------

     Total pension cost...................................           $    691             $   1,069
                                                                     ========             =========


     Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 2000 and 1999 (dollars in thousands):



                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                              ------------
                                                                       2000                  1999
                                                                       ----                  ----
Change in Benefit Obligation
     Benefit obligation at beginning of year..............           $  7,430             $   6,499
     Service cost.........................................                863                 1,051
     Interest cost........................................                560                   482
     Benefits paid........................................                (78)                  (64)
     Curtailment gain.....................................               (171)
     Actuarial (gain) loss................................                703                  (537)
                                                                     --------             ---------

     Benefit obligation, end of year......................              9,307                 7,431
                                                                     --------             ---------

Change in Plan Assets
     Plan asset, at beginning of year.....................              6,203                 5,424
     Benefits paid........................................                (78)                  (64)
     Employer contributions...............................                690
     Actual investment return.............................                (14)                  843
                                                                     --------             ---------

     Plan assets, end of year.............................              6,801                 6,203
                                                                     --------             ---------

Reconciliation of Funded Status
     Funded status........................................             (2,506)               (1,228)
     Unrecognized prior service cost......................
     Unrecognized actuarial (gain) loss...................                507                  (771)
                                                                     --------             ---------

     Net amount recognized................................           $ (1,999)            $  (1,999)
                                                                     ========             =========


     The benefit obligation was determined using an assumed discount rate of 7.26%. A long-term annual rate of compensation increase of 4.5% was assumed for the plan. The assumed long-term rate of return on plan assets was 9%. The unrecognized transitional asset, prior service cost and net (gain) or loss related to the plan were recognized at the acquisition date.

                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     As described in Note 5, the Company has reclassified the results of operations of EPG as discontinued operations. This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to discontinued operations.

     EPG and the Stud Bolt and Gasket Group were previously combined in the fastener manufacturing and distribution segment. The Energy Group also includes what was formerly known as the machine tool distribution segment. Additionally, one of our subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the Energy Group.

     The accounting policies of the segments are the same as those of the Company as described in Note 2. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.



                                                                (DOLLARS IN THOUSANDS)
                                                       STUD BOLT       HEAVY
                                           ENERGY     AND GASKET    FABRICATION   CORPORATE     CONSOLIDATED
                                           ------     ----------    -----------   ---------     -----------
             2000
Sales................................    $  96,030    $  50,081     $    40,090   $    --       $   186,201
Depreciation and amortization........        2,132        1,189           1,773          76           5,170
Operating income (loss)..............        5,280        2,850          (4,686)     (6,702)         (3,258)
Total assets.........................       52,193       24,784          44,821       1,233         123,031
Equity investment in affiliates......
Capital expenditures.................        2,371          904           1,855          18           5,148
             1999
Sales................................    $  83,242    $  45,408     $    73,807   $    --       $   202,457
Depreciation and amortization........        2,907        1,097           1,499          26           5,529
Operating income (loss)..............         (162)       1,517          (5,686)     (5,517)         (9,848)
Total assets.........................       59,641       24,329          44,987      10,677         139,634
Equity investment in affiliates......       (2,488)                                                  (2,488)
Capital expenditures.................        6,443          515             872          10           7,840
             1998
Sales................................    $  86,371    $  57,439     $    40,011   $    --       $   183,821
Depreciation and amortization........        2,644        1,123             550          31           4,348
Operating income.....................        4,868        4,199           1,981      (1,686)          9,362
Total assets.........................       60,405       26,875          59,394       3,374         150,048
Equity investment in affiliates......         (778)                                                    (778)
Capital expenditures.................        2,732        1,767            690          319           5,508


                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                RECONCILIATION OF OPERATING INCOME (LOSS) TO NET INCOME (LOSS)



                                                              2000                1999               1998
                                                              ----                ----               ----
Operating income (loss)..............................     $     (3,258)      $     (9,848)       $      9,362
Equity in earnings (losses) of
     unconsolidated affiliates.......................                              (6,008)              1,303
Other income (expense):
     Interest expense................................          (10,028)            (7,848)             (4,044)
     Interest income.................................              103                218                 294
     Other income, net...............................           (3,570)             1,251               1,045
                                                          ------------       ------------        ------------
Total other income (expense).........................          (13,495)            (6,379)             (2,705)

Income (loss) from continuing operations
     before income taxes.............................          (16,753)           (22,235)              7,960
Income tax expense (benefit).........................              224             (6,055)              2,928
                                                          ------------       ------------        ------------

Income (loss) from continuing operations.............          (16,977)           (16,180)              5,032
Income (loss) from discontinued operations...........          (22,527)            (2,853)              1,102
                                                          ------------       ------------        ------------

Net income (loss)....................................     $    (39,504)      $    (19,033)       $      6,134
                                                          ============       ============        ============


                         RECONCILIATION OF PRODUCTS AND SERVICES



                                                              2000                 1999              1998
                                                              ----                 ----              ----
Valves, pumps and related products...................     $     96,030       $     83,242        $     86,371
Wind towers, pressure vessels and related products...           40,090             73,807              40,011
Stud bolts, gaskets and hoses........................           50,081             45,408              57,439
                                                          ------------       ------------        ------------

Sales................................................     $    186,201       $    202,457        $    183,821
                                                          ============       ============        ============


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2000 and 1999 are as follows (in thousands, except per share data):



                                        MARCH 31             JUNE 30          SEPTEMBER 30        DECEMBER 31
                                        --------             -------          ------------        -----------
2000
Sales.............................      $ 43,264            $ 42,692          $     50,874        $    49,371
Gross Profit......................         8,490               9,122                11,044              8,235
Income (loss) from continuing
   operations.....................        (5,838)                422                   329            (11,890)
Income (loss) from discontinued
   operations.....................           371                 259                   (94)           (23,063)
Net income (loss).................        (5,467)                681                   235            (34,953)
Earnings (loss) per share:
   Basic:
     Continuing operations........          (.40)                .03                   .02              (0.87)
     Discontinued operations......           .02                 .01                  (.00)             (1.68)
     Net income (loss)............          (.38)                .04                   .02              (2.55)
   Diluted:
     Continuing operations........          (.40)                .03                   .02               (.87)
     Discontinued operations......           .02                 .01                  (.00)             (1.68)
     Net income (loss)............          (.38)                .04                   .02              (2.55)




                            INDUSTRIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1999
Sales.............................      $ 61,568            $ 55,475          $     46,381        $    39,033
Gross Profit......................        12,585              10,740                 6,231              6,151
Income (loss) from continuing
   operations.....................         1,623                 509                (5,591)           (12,721)
Income (loss) from discontinued
   operations.....................           510                 (46)               (1,703)            (1,614)
Net income (loss).................         2,133                 463                (7,294)           (14,335)
Earnings (loss) per share:
   Basic:
     Continuing operations........           .10                 .02                  (.37)              (.83)
     Discontinued operations......           .04                 .01                  (.11)              (.12)
     Net income (loss)............           .14                 .03                  (.48)              (.95)
   Diluted:
     Continuing operations........           .10                 .02                  (.37)              (.83)
     Discontinued operations......           .04                 .01                  (.11)              (.12)
     Net income (loss)............           .14                 .03                  (.48)              (.95)


18.  SUBSEQUENT EVENTS

     On April 2, 2001, the Company entered into a non-binding letter of intent to re-capitalize IHI through a merger with T-3 Energy Services, Inc. ("T-3") and an equity infusion by a private equity fund managed by First Reserve Corporation ("First Reserve"). Under terms of the letter of intent, and subject to successful negotiation of a definitive agreement, the current shareholders of T-3 will acquire control of IHI through a merger of the two companies. In connection with the merger, T-3's largest shareholder, First Reserve Fund VIII, L.P., will contribute up to $9.6 million of equity to the business (at a price of $1.75 per share), and will assist the Company in refinancing the combined company's debt into a long-term credit facility. Among other conditions, the transaction is contingent upon obtaining the approval of IHI and T-3 shareholders, and customary regulatory approvals. The transaction, if approved, would close in the third quarter of this year.

     As a condition to signing the definitive merger agreement, and to improve the liquidity of IHI during the approval period, T-3 will purchase one of the Company's subsidiaries, A&B Bolt & Supply, Inc. ("A&B Bolt") for a cash purchase price of $15 million. Not more than $9.0 million of the proceeds will be used to repay secured bank indebtedness with the remaining proceeds to be used by the Company for working capital purposes. The purchase of A&B Bolt by T-3 is expected to close as soon as practicable, subject to the approval of the Company's Senior Lenders. The Company expects to recognize a $3.5 million loss during the second quarter of 2001 in connection with this disposition.

                                             INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
               EXHIBIT                                                                            NUMBERED
               NUMBER                           IDENTIFICATION OF EXHIBIT                          PAGES
               -------                          -------------------------                          -----

                 3.1             --         Amended and Restated Articles of
                                            Incorporation of the Company. Exhibit
                                            3.1 from Amendment No. 1 to the
                                            Company's Registration Statement on
                                            Form S-1 (No. 333-13323) (the "1996
                                            Registration Statement") is
                                            incorporated herein by this reference.
                 3.2*            --         Amended and Restated Bylaws of the                      EX-5
                                            Company.
                 4.1             --         Specimen Certificate of Common Stock,
                                            $.01 par value, of the Company.
                                            Exhibit 4.1 to the Company's
                                            Registration Statement on Form S-1
                                            (No. 33-43169) dated October 7, 1991
                                            (the "Registration Statement"), as
                                            amended, is incorporated herein by
                                            reference.
                 4.2             --         Class B Redeemable Warrant Agreement
                                            and specimen of Class B Redeemable
                                            Warrant Certificate. Exhibit 4.2 to
                                            the Company's Registration Statement
                                            is incorporated herein by this reference.
                 4.3             --         Designation of Warrant Agent (Class B
                                            Redeemable Warrant), dated as of
                                            November 1, 1996. Exhibit 4.3 the
                                            1996 Registration Statement is
                                            incorporated herein by this reference.
                 4.4             --         Class C Redeemable Warrant Agreement
                                            and specimen of Class C Redeemable
                                            Warrant Certificate. Exhibit 4.4 to
                                            the 1996 Registration Statement is
                                            incorporated herein by this reference.
                 4.5             --         Designation of Warrant Agent (Class C
                                            Redeemable Warrant), dated as of
                                            November 1, 1996. Exhibit 4.5 to the
                                            1996 Registration Statement is
                                            incorporated herein by this
                                            reference.
                 4.6             --         Class D Redeemable Warrant Agreement
                                            and specimen of Class D Redeemable
                                            Warrant Certificate, Exhibit 4.5 from
                                            Amendment No. 1 to the Company's
                                            Registration Statement on Form S-2
                                            (No. 333-37915) (the "1997
                                            Registration Statement") isincor-
                                            porated herein by this reference.


                                                   EX-1


                                                                                                SEQUENTIALLY
               EXHIBIT                                                                            NUMBERED
               NUMBER                           IDENTIFICATION OF EXHIBIT                          PAGES
               -------                          -------------------------                          -----

                 4.7             --         Warrants to purchase 300,000 shares of the
                                            Company's Common Stock at $1.25 per
                                            share issued to SJMB, L.P. in connection
                                            with the acquisition of OF Acquisition, L.P.
                                            Exhibit 4.3 to the Company's Proxy
                                            Statement dated August 15, 2000 is
                                            incorporated herein by this reference.
                10.1             --         Second Amendment to Employment
                                            Agreement of Robert E. Cone. Exhibit
                                            10.1 to the 1996 Registration
                                            Statement is incorporated herein by
                                            this reference.
                10.2             --         The Company's 1998 Incentive Plan is
                                            incorporated herein by this
                                            reference to the Proxy Statement
                                            dated June 10, 1998.
                10.3             --         1995 Non-Employee Director Stock
                                            Option Plan incorporated herein by
                                            reference to the Proxy Statements
                                            dated May 27, 1997 and May 25, 1994.
                10.4             --         1994 Amended and Restated Incentive
                                            Stock Plan incorporated herein by
                                            this reference to the Proxy Statement
                                            dated May 27, 1997 and May 26, 1995.
                10.5             --         Promissory Note dated December 6,
                                            1995, by and among the Company,
                                            Landreth Engineering Company and
                                            General Electric Corporation. Exhibit
                                            10.1 to the Company's Current Report
                                            on Form 8-K dated December 7, 1995 is
                                            incorporated herein by this reference.
                10.6             --         Line of Credit Facility, by and among
                                            the Company, Comerica Bank-Texas,
                                            National Bank of Canada and Hibernia
                                            National Bank (the "Senior Lenders").
                                            Exhibit 10.1 to the Company's Current Report
                                            on Form 8-K dated July 14, 1998 is
                                            incorporated herein by this reference.
                10.7             --         Second Amendment to Amended and
                                            Restated Credit Agreement, by and among
                                            the Company and Senior Lenders. Exhibit
                                            10.5 to the Company's Proxy Statement
                                            dated August 15, 2000 is incorporated herein
                                            by this reference.
                10.8             --         Optional Credit Support Agreement, by and
                                            among the Company, Senior Lenders
                                            and SJMB, L.P. Exhibit 10.2 to the
                                            Company's Proxy Statement dated
                                            August 15, 2000 is incorporated
                                            herein by this reference.


                                                   EX-2


                                                                                                SEQUENTIALLY
               EXHIBIT                                                                            NUMBERED
               NUMBER                           IDENTIFICATION OF EXHIBIT                          PAGES
               -------                          -------------------------                          -----

                10.9             --         Reimbursement Agreement, by and
                                            among the Company and SJMB, L.P.
                                            Exhibit 10.3 to the Company's Proxy
                                            Statement dated August 15, 2000 is
                                            incorporated herein by this
                                            reference.
                10.10            --         Subordinated Pledge Agreement, by and
                                            among the Company and SJMB, L.L.C.
                                            Exhibit 10.4 to the Company's Proxy
                                            Statement dated August 15, 2000 is
                                            incorporated herein by this
                                            reference.
                10.11            --         Form of $3,450,000 Convertible Promissory
                                            Note A, between the Company and
                                            SJMB, L.P. Exhibit 4.1 to the
                                            Company's Proxy Statement dated
                                            August 15, 2000 is incorporated
                                            herein by this reference.
                10.12            --         Form of $3,450,000 Convertible Promissory
                                            Note B, between the Company and
                                            SJMB, L.P. Exhibit 4.2 to the
                                            Company's Proxy Statement dated
                                            August 15, 2000 is incorporated
                                            herein by this reference.
                10.13*           --         Third Amendment to Amended and                          EX-21
                                            Restated Credit Agreement, by and among
                                            the Company and Senior Lenders, dated as
                                            of August 15, 2000.
                10.14*           --         Fourth Amendment to Amended and                         EX-29
                                            Restated Credit Agreement, by and among
                                            the Company and Senior Lenders, dated as
                                            of January 31, 2001.
                10.15            --         Promissory Note by and among the
                                            Company, American Rivet Company,
                                            Inc., LSS-LoneStar-Houston, Inc.,
                                            Bolt Manufacturing Co., Inc. and
                                            Heller Financial, Inc. ("Heller").
                                            Exhibit 10.1 from the Company's
                                            Current Report on Form 8-K dated
                                            December 1, 1997 is incorporated
                                            herein by this reference.
                 10.16           --         Promissory Note dated August 14, 1998
                                            by and among the Company, American
                                            Rivet Company, Inc.,
                                            LSS-LoneStar-Houston, Inc., Bolt
                                            Manufacturing Co., Inc., Manifold
                                            Valve Services, Inc., and Rex
                                            Machinery Movers, Inc. and Heller.
                                            Exhibit 10.11 from the Company's
                                            Annual Report on Form 10-K dated
                                            December 31, 1998 is incorporated
                                            herein by this reference.


                                                  EX-3

                                                                                                SEQUENTIALLY
               EXHIBIT                                                                            NUMBERED
               NUMBER                           IDENTIFICATION OF EXHIBIT                          PAGES
               -------                          -------------------------                          -----

                10.17            --         Agreement of Limited Partnership of
                                            OF Acquisition, L.P. Exhibit 2.2
                                            from the Company's Current Report on
                                            Form 8-K dated February 10, 1998 is
                                            incorporated herein by this
                                            reference.
                10.18            --         Letter Agreement for the Purchase and
                                            Sale of OF Acquisition, L.P., by and among
                                            the Company and SJMB, L.P. and St. James
                                            Management, L.L.C. Exhibit 10.1 to the Company's
                                            Proxy Statement dated August 15, 2000 is
                                            incorporated herein by this reference.
                10.19            --         Stock Purchase Agreement for the Sale of
                                            Blastco Services Company ("Blastco"), by and
                                            among the Company,  Blastco, Gary H. Martin
                                            and William R. Massey.  Exhibit 2.1 to the
                                            Company's Current Report on Form 8-K
                                            dated July 3, 2000 is incorporated herein
                                            by this reference.
                10.20            --         Comerica Leasing Corporation Lease
                                            Agreement. Exhibit 10.2 from the
                                            Company's Current Report on Form 8-K
                                            dated July 14, 1998 is incorporated
                                            herein by this reference.
                10.21            --         Stock Purchase Warrant Agreement
                                            dated November 18, 1996, from the
                                            Company in favor of St. James.
                                            Exhibit 10.5 to the Company's Current
                                            Report on Form 8-K dated November 18,
                                            1996 is incorporated herein by this
                                            reference.
                   21*           --         Subsidiaries of the Company                             EX-42
                 23.1*           --         Consent of Deloitte & Touche LLP                        EX-43
                 23.2*           --         Consent of Simonton, Kutac &                            EX-44
                                            Barnidge, LLP
                 23.3*           --         Consent of Kuhl & Schultz, P.C.                         EX-45

----------

* Filed herewith.














                                                   EX-4