Form 10-K405/A
period 2000-12-31
INDUSTRIAL HOLDINGS INC
filed 2001-04-30
CIK 879884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                TABLE OF CONTENTS

                                   FORM 10-K/A

                                     PART I

Item                                                                                                      Page
----                                                                                                      ----
  1.     Business........................................................................................

  2.     Properties......................................................................................

  3.     Legal Proceedings...............................................................................

  4.     Submission of Matters to a Vote of Security Holders.............................................

                                     PART II

  5.     Market for Registrant's Common Stock and Related Stockholder Matters............................

  6.     Selected Financial Data ........................................................................

  7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................................

  7A.    Quantitative and Qualitative Disclosures About Market Risk .....................................

  8.     Financial Statements and Supplementary Data ....................................................

  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................................................

                                    PART III

  10.    Directors and Executive Officers of the Registrant..............................................     1

  11.    Executive Compensation .........................................................................     3

  12.    Security Ownership of Certain Beneficial Owners and Management..................................     8

  13.    Certain Relationships and Related Transactions..................................................     9

                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................

     UNLESS OTHERWISE INDICATED, ALL REFERENCES TO "WE," "US," "OUR," "OUR COMPANY" OR "IHI" INCLUDE INDUSTRIAL HOLDINGS, INC. AND ALL OF ITS SUBSIDIARIES.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ROBERT E. CONE, 49, founded the Company in 1989 and served as President, Chief Executive Officer and Chairman of the Board from 1989 until June 1, 2000. From June 1, 2000 until December 18, 2000, Mr. Cone served as Chairman of the Board only. Effective December 18, 2000, Mr. Cone resumed his duties as President and Chief Executive Officer.

     TITUS H. HARRIS, III, 40, has served as an Executive Vice President and Chief Financial Officer since July 1, 2000 and has been employed by the Company since March 1, 2000. Additionally, he was a consultant to the Company from December 1999 to March 1, 2000. Previously, Mr. Harris was Executive Vice President and Chief Financial Officer of The GNI Group, Inc., a custom chemical manufacturing and waste management company, from July 1990 until December 1998, and a Vice President from July 1985 through June 1990.

     LARRY G. HODGES, 53, has served as Vice President of Administration of the Company since July 17, 2000. Previously, Mr. Hodges was employed from 1981 until July 2000 by Southdown, Inc., a manufacturer of cement and concrete products. While at Southdown, Mr. Hodges served as Director of Benefits from 1988 until July 2000 where he directed the Corporate Benefits Department, which included all of Southdown's benefit programs in both union and non-union environments.

     STEPHEN W. NASH, 46, has served as a Vice President, Secretary and General Counsel of the Company since July 1, 2000. Previously, Mr. Nash was Director of Tax from June 1999 through June 2000. Additionally, he was a consultant to the Company from January 1999 to June 1, 1999. Before coming to the Company, Mr. Nash was employed by Mitchell Energy & Development Co., Inc., an energy and real estate development company.

     CHRISTINE A. SMITH, 48, has served as an Executive Vice President and Chief Accounting Officer of the Company since July 1, 2000. Previously, Ms. Smith was an Executive Vice President and Chief Financial Officer from January 1995 through June 2000. From April 1989 through December 1994, Ms. Smith was a principal of The Spinnaker Group, an investment banking firm providing services primarily to manufacturing and distribution companies. Prior to joining The Spinnaker Group, Ms. Smith, a certified public accountant, was a Senior Manager with Ernst & Young.

     DONALD P. CARLIN has served as a director of the Company since December 20, 2000. Mr. Carlin was Chief Executive Officer of the Company's subsidiary, Moores Pump and Services, Inc. ("Moores") from 1981 until it was acquired by the Company on April 3, 1998, when Mr. Carlin resigned his position. Mr. Carlin is the owner of Crossroads Investments L.L.C., which owns a facility located in Broussard, Louisiana that it leases to Moores. Mr. Carlin graduated from the University of Southwestern Louisiana in 1981 with a B.S. in Engineering.

     ANDREW CORMIER has served as a director of the Company since December 20, 2000 and has been President of the Company's Energy Group since June 1, 2000. Additionally, he is President of the Company's subsidiary, Manifold Valve Services, Inc. ("MVS"). Mr. Cormier was a founder of MVS and has served as its President since inception in 1989. Since 1991, Mr. Cormier has also served as a director of Jeff Davis Bank, located in Jennings, Louisiana.

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

     BARBARA S. SHULER has served as a director of the Company since September 1991. Since 1974, Ms. Shuler has been self-employed in auction management, marketing, advertising and promotional aspects of the equine industry, serving as President of Shuler, Inc.

     JOHN L. THOMPSON has served as a director of the Company since 1997. Mr. Thompson is a director, Chief Executive Officer and President of St. James Capital Corp. and SJMB, L.L.C., which are Houston-based merchant banking firms. Prior to co-founding St. James in August 1995, Mr. Thompson served as a Managing Director of Corporate Finance at Harris Webb & Garrison, a regional investment-banking firm with a focus on mergers and acquisitions, financial restructuring and private placements of debt and equity issuances. Additionally, he is a director of Black Warrior Wireline Corp.

     CHARLES E. UNDERBRINK was appointed as a director of the Company on February 16, 2000 to fill a vacancy on the Board of Directors. He is the Chairman of St. James Capital Corp. and SJMB, L.L.C. Mr. Underbrink has been, from August 1996 to the present, a principal of HUB, Inc., which is a lender to small capitalization businesses and an operator of mini-storage facilities located in Minnesota and Wisconsin. Additionally, he is a director of Imperial Credit Industries, Inc., Black Warrior Wireline Corp., Sommerset House Publishing, Inc. and Monorail Computer Corporation.

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

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table provides certain summary information covering compensation paid or accrued during 2000, 1999 and 1998 to the Company's President and Chief Executive Officer, former President and Chief Executive Officer, and the other executive officers, whose annual compensation, determined as of the end of the last fiscal year, exceeds $100,000.

                                                                                              LONG-TERM
                                                     ANNUAL COMPENSATION                     COMPENSATION
                                           -------------------------------------------------------------------------
                                                                                      SECURITIES        ALL OTHER
NAME AND                                                                              UNDERLYING         COMPEN-
PRINCIPAL POSITION                  YEAR    SALARY ($)    BONUS ($)     OTHER ($)     OPTIONS (#)       SATION ($)
--------------------------------------------------------------------------------------------------------------------
Robert E. Cone (1)..............    2000      250,000           --      668,000(2)     300,000(3)            0
   Chairman, President and          1999      250,000       18,800       92,300(2)      90,000               0
    Chief Executive Officer         1998      259,153       16,000        4,800(2)     400,000(4)            0

Michael N. Marsh (5)............    2000      115,409           --           --        450,000(5)            0
   Former President and Chief
    Executive Officer

Titus H. Harris, III............    2000      139,813           --           --        250,000               0
   Executive Vice President and
    Chief Financial Officer

Stephen W. Nash.................    2000      120,517           --        1,738(2)      40,000               0
   Vice President, Secretary        1999       63,541           --           --         10,000               0
    and General Counsel

Christine A. Smith (6)..........    2000      166,000           --      448,490(2)     120,000               0
   Executive Vice President and     1999      160,000       18,800       35,167(2)      60,000               0
    Chief Accounting Officer        1998      160,000       16,000        6,000(2)     200,000(4)            0

----------------------------------

(1) Mr. Cone served as President and Chief Executive Officer from the Company's inception until June 1, 2000. Then, effective December 18, 2000, Mr. Cone resumed his duties as President and Chief Executive Officer. In addition, he continues to serve as Chairman of the Board.
(2) Fringe benefits of $3,000 in 2000, and $4,800 in 1999 and 1998 for Mr. Cone; $1,738 in 2000 for Mr. Nash; and $2,490 in 2000, and $6,000 in 1999
     and 1998 for Ms. Smith. Also included in these totals is debt forgiveness of $552,000 in 2000 and $87,500 in 1999 for Mr. Cone, and $378,000 in 2000
     and $29,167 in 1999 for Ms. Smith. In addition, these totals include a stock grant to Mr. Cone of 100,000 shares in 2000 valued at $113,000 and a stock grant to Ms. Smith of 60,000 shares in 2000 valued at $68,000.
(3) The Company issued warrants to purchase 300,000 shares of the Company's common stock to Robert E. Cone, at an exercise price of $1.25 per share as compensation for services rendered. These warrants were valued at $81,000.
(4)  The Compensation Committee cancelled these options in April 1999.
(5) Mr. Marsh served as President and Chief Executive Officer from June 1, 2000 until December 18, 2000. As a result of Mr. Marsh's departure from the Company, 300,000 of these options were canceled.
(6) Ms. Smith served as Executive Vice President and Chief Financial Officer from January 1995 until July 1, 2000 when Ms. Smith was appointed Executive Vice President and Chief Accounting Officer.

     OPTION GRANTS IN 2000. The following table provides certain information with respect to options granted to the executive officers during 2000 under the Company's stock option plans:

                                                  INDIVIDUAL GRANTS
                           ------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                             NUMBER OF                                                     VALUE AT ASSUMED ANNUAL
                              SHARES OF      PERCENT OF                                      RATES OF STOCK PRICE
                            COMMON STOCK    TOTAL OPTIONS                                  APPRECIATION FOR OPTION
                             UNDERLYING      GRANTED TO       EXERCISE                             TERMS(3)
                              OPTIONS       EMPLOYEES IN       PRICE       EXPIRATION      -------------------------
NAME                        GRANTED ($)      FISCAL YEAR    ($/SHARE)(2)      DATE           5% ($)       10% ($)
----                       --------------- ---------------- ------------- -------------    -------------------------
Robert E. Cone.........            ---           --              --             ---              ---          ---
Michael N. Marsh (4)...        450,000(1)        22.7%            1.25      06/09/10         353,753      896,480
Titus H. Harris, III...        250,000(1)        12.6%            1.25      06/09/10         196,530      498,045
Stephen W. Nash........         40,000(1)         2.0%            1.25      06/09/10          31,445       79,687
Christine A. Smith.....        120,000(1)         6.1%            1.25      06/09/10          94,334      239,061

-------------------
(1) These options vested 33% on September 1, 2000; another 33% are scheduled to vest on June 9, 2001, and the last 33% are scheduled to vest on June 9, 2002.
(2) The exercise price is the market value of the Common Stock on the date of grant. The market value is calculated as the closing price for the stock as quoted by the Nasdaq NMS on the date of grant.
(3) The indicated 5% and 10% rates of appreciation are provided to comply with Securities and Exchange Commission regulations and do not necessarily reflect the Company's views as to the likely trend in the stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will depend on, among other things, the future performance of the Common Stock and overall stock market conditions.
(4) Mr. Marsh served as the Company's President and Chief Executive Officer from June 1, 2000 through December 18, 2000. As a result of Mr. Marsh's departure from the Company, 300,000 of these options were canceled.

     OPTION EXERCISES DURING 2000 AND YEAR END OPTION VALUES. The following table sets forth information on options exercised by the executive officers during 2000 and unexercised options and the value of in-the-money, unexercised options held by the executive officers at December 31, 2000.

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING                  VALUE OF UNEXERCISED
                               SHARES                         UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS AT
                              ACQUIRED                      AT FISCAL YEAR END (#)           FISCAL YEAR END ($)(1)
                                 ON          VALUE      -------------------------------- -------------------------------
NAME                        EXERCISE (#)   REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                        ------------- ------------- -------------- ----------------- ------------- -----------------
Robert E. Cone.........         ---           ---           240,000              ---         ---              ---
Michael N. Marsh (2)...         ---           ---           150,000              ---         ---              ---
Titus H. Harris, III...         ---           ---            83,333          166,667         ---              ---
Stephen W. Nash........         ---           ---            13,333           26,667         ---              ---
Christine A. Smith.....         ---           ---           118,750           80,000         ---              ---

---------------

(1) Represents the difference between the average of the closing bid and ask price for the Common Stock as quoted by the Nasdaq NMS on December 31, 2000 (1 1/16), and any lesser exercise price.
(2) Mr. Marsh served as the Company's President and Chief Executive Officer from June 1, 2000 through December 18, 2000.

EMPLOYMENT AGREEMENTS

     Effective July 1, 1991, the Company entered into an employment agreement with Mr. Cone, which was subsequently amended and extended. As amended, the term of employment is for four years and automatically renews annually unless and until terminated (i) upon the failure or inability for any reason other than illness or temporary disability not exceeding 90 consecutive days, of Mr. Cone to devote the lesser of (x) 40 hours per week or (y) sufficient time to perform the duties of any corporate offices he holds; (ii) following his criminal conviction by any state or federal court of any illegal or criminal act, except for minor traffic violations or minor misdemeanors, (iii) due to Mr. Cone's death, or (iv) as otherwise mutually agreed to by the parties in writing. The Employment Agreement provides for an annual salary of $250,000.

     The Company has no employment agreements with any of its other executive officers.

PERFORMANCE GRAPH

     The following performance graph compares the performance of the Company's common stock to the NASDAQ Composite Index and to the Index of NASDAQ Industrial Companies. The graph covers the period from December 31, 1995 to December 31, 2000.

                                       NASDAQ                   NASDAQ
                                       COMPOSITE                INDUSTRIAL                  IHI
                                       ---------                ----------                  ---
     Dec. 31, 1995                       100.000                 100.000                  100.000
     Dec. 31, 1996                       122.706                 114.958                  269.697
     Dec. 31, 1997                       149.254                 126.568                  300.000
     Dec. 31, 1998                       208.405                 135.172                  212.121
     Dec. 31, 1999                       386.769                 232.093                   62.121
     Dec. 31, 2000                       234.811                 153.727                   25.758




                                     [Graph]

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for 2000:

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

     The Compensation Committee is authorized to make incentive equity awards ("Incentive Awards") under the Incentive Plan to key employees, including officers (whether or not they are also directors), of the Company and its subsidiaries. Although the Incentive Awards are not based on any one criterion, the Committee will direct particular attention to management's ability to implement the Company's strategy of geographic expansion through acquisition followed by successful integration and assimilation of the acquired companies. In making Incentive Awards, the Committee will also consider margin improvements achieved through management's realization of operational efficiencies, as well as revenue and earnings growth. During 2000, stock options to purchase shares of the Company's Common Stock were awarded as follows: 450,000 options to Mr. Marsh (150,000 of which were vested at the time Mr. Marsh left his employment with the Company with the remaining 300,000 being canceled as a result of his departure from the Company), 250,000 options to Mr. Harris, 40,000 options to Mr. Nash and 120,000 options to Ms. Smith. In addition, a stock grant of 100,000 shares was made to Mr. Cone, the Company's Chief Executive Officer and a stock grant of 60,000 shares was made to Ms. Smith, the Company's Chief Accounting Officer.

              2000 COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                              JOHN P. MADDEN, CHAIR
                                JOHN L. THOMPSON
                                 JAMES W. KENNEY

AUDIT COMMITTEE REPORT

     The Audit Committee of the Board of Directors of Industrial Holdings, Inc. is composed of three independent directors appointed by the Board of Directors (each of which is independent under applicable NASD rules) and operates under a written charter adopted by the Board of Directors on May 18, 2000. The members of the Audit Committee are Mr. Madden (Chairman of the Committee), Mr. Kenney and Ms. Shuler. The Audit Committee recommends to the Board of Directors, subject to shareholder ratification, the selection of the Company's independent accountants.

     Management is responsible for the Company's internal accounting and financial controls, the financial reporting process, the internal audit function and compliance with the Company's legal and ethics programs. The Company's independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and for issuance of a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes and report its findings to the full Board.

     In this context, the Audit Committee has met and held discussions separately, and jointly with each of management, the Company's internal auditors and the independent accountants. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared according to generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Audit Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

     In connection with new standards for independence of the Company's external auditors promulgated by the Securities and Exchange Commission, during 2001 the Audit Committee will undertake to consider in advance of the provision of any non-audit services by the Company's independent accountants whether the provision of such services is compatible with maintaining the independence of the Company's external auditors.

     The Company's independent accountants also provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee), and the Audit Committee discussed with the independent accountants that firm's independence.

     Based on the Audit Committee's discussions with management and the independent accountants and the Audit Committee's review of the representation of management and the report of the independent accountants, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

                 2000 AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
                              JOHN P. MADDEN, CHAIR
                                 JAMES W. KENNEY
                                BARBARA S. SHULER

PRINCIPAL ACCOUNTING FIRM FEES

     The following table sets forth the aggregate fees billed to Industrial Holdings, Inc. for the fiscal year ended December 31, 2000 by the Company's principal accounting firm, Deloitte & Touche LLP:

Audit Fees......................................................................        $     340,194
Financial Information Systems Design and Implementation Fees....................                  ---
All other Fees..................................................................        $      27,600
                                                                                        -------------
                                                                                        $     367,794
                                                                                        =============

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding the beneficial ownership of Common Stock at April 16, 2001, by (i) each person known to us to beneficially own more than 5% of our Common Stock, (ii) each director,
(iii) each executive officer named in the Summary Compensation Table, and
(iv) all directors and executive officers as a group.

                         NAME OF                                  NUMBER OF SHARES              PERCENTAGE OF
                    BENEFICIAL OWNER                            BENEFICIALLY OWNED(1)               CLASS
----------------------------------------------------------    --------------------------     --------------------
St. James Capital Partners, L.P. (2)
4295 San Felipe, Suite 200
Houston, Texas  77027................................                  1,049,520                     7.6%
SJMB, L.P. (3)
4295 San Felipe, Suite 200
Houston, Texas  77027................................                  1,373,604                     9.4%
Directors and Executive Officers:
Robert E. Cone (4)...................................                    759,785                     5.3%
Michael N. Marsh (5).................................                    164,000                     1.2%
Titus H. Harris, III (6).............................                    183,666                     1.3%
Stephen W. Nash (7)..................................                     27,566                     *
Christine A. Smith (8)...............................                    314,416                     2.3%
Donald P. Carlin.....................................                    741,000                     5.4%
Andrew Cormier (9)...................................                    185,000                     1.3%
James W. Kenney (10).................................                     35,000                     *
John P. Madden (11)..................................                    161,473                     1.2%
Barbara S. Shuler (10)...............................                    104,083                     *
John L. Thompson (12)................................                     30,000                     *
Charles E. Underbrink (13)...........................                     47,210                     *
All directors and executive officers
   As a group (13 persons) (4) - (13)................                  2,740,265                    18.2%

--------------------------
*Less than 1%

(1) Subject to community property laws where applicable, each person has sole voting and investment power with respect to the shares listed, except as otherwise specified. Each person is a United States citizen. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.
(2) Includes 107,994 shares that may be acquired upon the exercise of warrants exercisable within 60 days. These warrants are owned by St. James Capital Corp., an affiliate of St. James Capital Partners, L.P.
(3) Includes 1,150,000 shares that may be acquired upon the exercise of warrants exercisable within 60 days.
(4) Includes 240,000 shares that may be acquired on the exercise of stock options exercisable within 60 days and 300,000 shares that may be acquired upon the exercise of warrants exercisable within 60 days. Also includes 13,500 shares held in trust for persons related to Mr. Cone for which Mr. Cone is the executor of the trusts and for which Mr. Cone is deemed to have beneficial ownership.
(5) Includes 150,000 shares that may be acquired on the exercise of warrants and stock options exercisable within 60 days.
(6) Includes 166,666 shares that may be acquired on the exercise of stock options exercisable within 60 days.
(7) Includes 26,666 shares that may be acquired on the exercise of stock options exercisable within 60 days.
(8) Includes 158,750 shares that may be acquired on the exercise of stock options exercisable within 60 days.
(9) Includes 165,000 shares that may be acquired on the exercise of stock options exercisable within 60 days.
(10) Includes 35,000 shares that may be acquired on the exercise of stock options exercisable within 60 days.
(11) Includes 45,000 shares that may be acquired on the exercise of stock options exercisable within 60 days. Excludes 44,325 shares owned by persons related to Mr. Madden, but as to which Mr. Madden disclaims beneficial ownership.
(12) Includes 30,000 shares that may be acquired on the exercise of stock options exercisable within 60 days. Excludes a total of 1,365,130 shares and 1,057,994 warrants owned by St. James Capital Partners, L.P. and SJMB, L.P., though Mr. Thompson is a director, Chief Executive Officer and President of their general partner and may be deemed to share voting and investment power with respect to such shares.

(13) Includes 20,000 shares that may be acquired on the exercise of stock options exercisable within 60 days. Also includes 10,400 shares held in trust for Mr. Underbrink's daughter for which Mr. Underbrink is the trustee of the trust and for which Mr. Underbrink is deemed to have beneficial ownership. Excludes a total of 1,365,130 shares and 1,057,994 warrants owned by St. James Capital Partners, L.P. and SJMB, L.P., though Mr. Underbrink is Chairman of their general partner and may be deemed to share voting and investment power with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We enter into transactions with related parties only with the approval of a majority of the independent and disinterested directors and only on terms we believe to be comparable to or better than those that would be available from unaffiliated parties. In our view, all of the transactions described below meet that standard.

     In connection with the purchase of Moores Pump and Services, Inc. ("Moores") in 1998, we entered into a lease agreement with Crossroads Investments L.L.C., a Louisiana Limited Liability Company that is owned by Donald P. Carlin, who is a member of the Company's Board of Directors, for the Moores facility located in Broussard, Louisiana. The lease expires in 2003. Rental payments are $480,000 annually.

     In connection with the purchase of Manifold Valve Services, Inc. ("MVS") in 1998, we entered into a lease agreement with Andrew and Carolyn Cormier, for the MVS facility located in Jennings, Louisiana. Mr. Cormier is a member of the Company's Board of Directors, President of the Energy Group and President of MVS. The lease agreement is currently on a month-to-month basis, with rental payments of $7,000 per month.

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

     As a part of the Belleli transaction, we issued warrants to purchase 750,000 shares of our common stock to SJMB at an exercise price of $1.25 per share (valued at $158,000). Additionally, we reimbursed St. James for satisfying our installment payment obligations under the option agreement and for its out-of-pocket expenses associated with its purchase of Belleli of approximately $752,972 and for other reimbursable miscellaneous expenses of approximately $43,889.

     In connection with our amended credit agreement with our Senior Lenders, St. James agreed, under the terms of a Limited Guaranty Agreement with the Senior Lenders (the "Guaranty"), to guarantee up to $2.0 million of any amount that the Senior Lenders advance to us in excess of the defined borrowing base amount under the amended credit agreement. As a condition of providing this Guaranty, we entered into a Reimbursement Agreement with St. James. Additionally, St. James has entered into a Credit Support Agreement under which it has agreed to advance up to $1.5 million of funds to cure future financial covenant defaults under our amended credit agreement.

     Under the Reimbursement Agreement and in consideration of the Guaranty, we issued warrants to St. James to purchase 400,000 shares of our common stock at $1.25 per share (valued at $108,000) and forgave a $0.35 million note receivable from St. James. In addition, we will issue subordinated notes to St. James for Guaranty payments and Credit Support payments, if any, that are made to the Senior Lenders. These notes, if any, and accrued interest at an annual rate of 11%, will be due on January 31, 2002. The principal amount of these notes together with all accrued and unpaid interest is convertible into shares of our common stock at a conversion price of $1.25 per share. Additionally, we agreed to issue to St. James warrants to purchase a number of shares of our common stock equal to the amount of any Guaranty payments multiplied by 0.25, so that if St. James makes the full $2.0 million in Guaranty payments, we would issue 500,000 warrants to acquire shares of our common stock at $1.25 per share. At December 31, 2000, there were no Guaranty or Credit Support payments.

     In August 2000, after obtaining the required shareholder consents, we acquired from SJMB, LLC (together with its affiliates, "St. James") the general partnership interest and the 51% of limited partnership interests of OF Acquisition, L.P. ("Orbitform") that we did not already own (the "Orbitform Partnership Interests") (the "St. James Transaction"). The purchase price for the Orbitform Partnership Interests was approximately $7.8 million in the form of: (i) $6.9 million in secured subordinated debt bearing interest at an annual rate of 11% that is convertible into shares of the Company's common stock ($3.45 million convertible any time at $1.15 per share ("Acquisition Note A") and $3.45 million convertible after one year at $2.00 per share ("Acquisition Note B")); (ii) warrants to acquire 300,000 shares of our common stock at an exercise price of $1.25 per share (valued at $81,000); and (iii) forgiveness of an $0.8 million note receivable from St. James. The purchase method was used to account for the St. James transaction and Orbitform's operations have been included in our consolidated financial statements commencing on August 15, 2000.

     Effective as of December 31, 2000, the Board of Directors forgave the two loans that Mr. Robert E. Cone, our President and Chief Executive Officer, had outstanding from us, one in the amount of $83,000 relating to personal matters and one in the amount of $322,000 relating to the exercise of employee stock options, plus accrued interest of $74,000. Additionally, the Board of Directors forgave Mr. Cone's advances of $23,000 for personal expenses that he had received as well as $50,000 for payment of income taxes. The largest aggregate debt balance outstanding during the period was $552,000. The forgiveness of these loans and advances during 2000 by the Board of Directors were treated as compensation to Mr. Cone. Interest rates on these loans were at treasury rates.

     Effective as of December 31, 2000, the Board of Directors forgave the two loans that Ms. Christine A. Smith, our Executive Vice President and Chief Accounting Officer, had outstanding from us, one in the amount of $67,000 relating to personal matters and one in the amount of $262,000 relating to the exercise of employee stock options, plus accrued interest of $49,000. The largest aggregate debt balance outstanding during the period was $378,000. The forgiveness of these loans and advances during 2000 by the Board of Directors were treated as compensation to Ms. Smith. Interest rates on these loans were at treasury rates.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF APRIL 2001.

                                  INDUSTRIAL HOLDINGS, INC.

                             By: /S/ CHRISTINE A. SMITH
                                 ----------------------------------------
                                  CHRISTINE A. SMITH (CHIEF ACCOUNTING
                                    OFFICER AND EXECUTIVE VICE PRESIDENT)