Form 10-Q
period 2001-03-31
INDUSTRIAL HOLDINGS INC
filed 2001-05-15
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001


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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] [ X ] No

     The aggregate market value of common stock held by non-affiliates of the registrant was $22,792,469 at May 11, 2001. At that date, there were 13,690,165 shares of common stock outstanding.

================================================================================

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------
PART  I     FINANCIAL INFORMATION

            Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheets at March 31, 2001
                       and December 31, 2000............................    1

                     Consolidated Statements of Operations for the
                       Three Months ended March 31, 2001 and 2000 ......    2

                     Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2001 and 2000.......    3

                     Notes to Consolidated Financial Statements.........    5

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....   10

            Item 3.  Qualitative and Quantitative Disclosures about
                       Market Risk......................................   20

PART  II    OTHER INFORMATION

            Item 1.  Legal Proceedings................................     20

            Item 2.  Changes in Securities (no response required)

            Item 3.  Defaults upon Senior Securities..................     21

            Item 4.  Submission of Matters to a Vote of
                       Security Holders (no response required)


            Item 5.  Other Information................................     21

            Item 6.  Exhibits and Reports on Form 8-K.................     21

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                           March 31,      December 31,
                                                             2001            2000
                                                             ----            ----
                                                          (unaudited)
                                ASSETS
Current assets:
Cash and equivalents ................................      $   1,390       $     945
Accounts receivable - trade, net ....................         41,248          38,155
Cost and estimated earnings in excess of billings ...          2,936           2,986
Inventories .........................................         29,716          29,654
Notes receivable, current portion ...................            283             278
Net assets of discontinued operations ...............         25,780          26,651
Prepaid and other current assets ....................          1,017             759
                                                           ---------       ---------
  Total current assets ..............................        102,370          99,428

Property and equipment, net .........................         34,032          32,942
Notes receivable, less current portion ..............            159             162
Other assets ........................................             63              93
Intangible assets, net ..............................         16,848          17,057
                                                           ---------       ---------

  Total assets ......................................      $ 153,472       $ 149,682
                                                           =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable .......................................      $  49,276       $  49,189
Accounts payable - trade ............................         27,748          24,195
Billings in excess of costs and estimated earnings ..          7,183           6,473
Accrued expenses and other ..........................         11,142          11,228
Current portion of long-term obligations ............         39,882          41,218
                                                           ---------       ---------
  Total current liabilities .........................        135,231         132,303

Long-term obligations, less current portion .........          6,134           6,391
Other long-term liabilities .........................          2,298           2,004
Deferred income tax liability .......................            302             302
                                                           ---------       ---------
  Total liabilities .................................        143,965         141,000
Commitments and contingencies
Shareholders' equity:
  Preferred stock $.01 par value, 7,500,000 shares
     authorized, no shares issued or outstanding
  Common stock $.01 par value, 50,000,000 shares
     authorized, 15,276,430 and 13,690,165 shares
     issued and outstanding, respectively ...........            153             153
  Additional paid-in capital ........................         55,173          55,173
  Accumulated deficit ...............................        (42,547)        (43,372)
  Treasury stock, at cost, 1,586,265 shares .........         (3,272)         (3,272)
                                                           ---------       ---------
     Total shareholders' equity .....................          9,507           8,682
                                                           ---------       ---------

  Total liabilities and shareholders' equity ........      $ 153,472       $ 149,682
                                                           =========       =========

           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended March 31,
                                                                2001               2000
                                                                ----               ----
Sales ..............................................          $ 60,714           $ 43,264
Cost of sales ......................................            47,265             34,774
                                                              --------           --------

Gross profit .......................................            13,449              8,490

Selling, general and administrative expenses .......             9,998             11,386
                                                              --------           --------

Operating income (loss) ............................             3,451             (2,896)

Other expense:
Interest expense ...................................            (2,467)            (2,647)
Interest income ....................................                 4                 34
Other expense, net .................................              (143)              (329)
                                                              --------           --------

Total other expense ................................            (2,606)            (2,942)
                                                              --------           --------

Income (loss) from continuing operations
    before income taxes ............................               845             (5,838)
Income tax expense, state ..........................                20
                                                                                 --------

Income (loss) from continuing operations ...........               825             (5,838)

Income from discontinued operations................                                   371
                                                              --------           --------

Net income (loss) ..................................          $    825           $ (5,467)
                                                              ========           ========

Basic earnings (loss) per share:
    Continuing operations ..........................          $    .06           $   (.38)
    Discontinued operations ........................                                  .02
                                                              --------           --------
    Net income (loss) ..............................          $    .06           $   (.36)
                                                              ========           ========
Diluted earnings (loss) per share:
    Continuing operations ..........................          $    .05           $   (.38)
    Discontinued operations ........................                                  .02
                                                              --------           --------
    Net income (loss) ..............................          $    .05           $   (.36)
                                                              ========           ========

Weighted average common shares outstanding - basic .            13,690             15,111
Weighted average common shares outstanding - diluted            19,730             15,111

           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           Three Months ended March 31,
                                                              2001              2000
                                                              ----              ----
Cash flows from operating activities:
Net income (loss) ................................          $   825           $(5,467)
Adjustments to reconcile income (loss) to net cash
  provided by (used in) operating activities:
     Income from discontinued operations .........                               (371)
     Depreciation and amortization ...............            1,314             1,384
     Deferred compensation paid ..................                                164
  Changes in assets and liabilities:
       Accounts receivable .......................           (3,093)            5,717
       Inventories ...............................           (1,093)           (1,299)
       Notes receivable ..........................               (2)              977
       Prepaid and other assets ..................             (177)            1,754
       Accounts payable ..........................            3,553             1,200
       Accrued expenses and other ................              918              (141)
                                                            -------           -------
Net cash provided by operating activities of
  continuing operations ..........................            2,245             3,918
Net cash provided by operating activities of
  discontinued operations ........................              925               938
                                                            -------           -------

Net cash provided by operating activities ........            3,170             4,856

Cash flows from investing activities:
Purchase of property and equipment ...............           (1,192)           (1,097)
Proceeds from disposals of property and equipment                28               528
Investments in unconsolidated affiliates .........                             (1,446)
                                                            -------           -------
Net cash used in investing activities of
  continuing operations ..........................           (1,164)           (2,015)
Net cash used in investing activities of
  discontinued operations ........................              (54)              (42)
                                                            -------           -------

Net cash used in investing activities ............           (1,218)           (2,057)

           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                                   Three Months ended March 31,
                                                                      2001              2000
                                                                      ----              ----
Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit               87            (3,004)
Proceeds from the issuance of long-term obligations ......               51             1,925
Principal payments on notes payable and
  long-term obligations ..................................           (1,645)           (2,290)
                                                                    -------           -------
Net cash used in financing activities
  of continuing operations ...............................           (1,507)           (3,369)
Net cash used in financing activities
  of discontinued operations
                                                                    -------           -------
Net cash used in financing activities ....................           (1,507)           (3,369)
                                                                    -------           -------
Net increase (decrease) in cash and cash equivalents .....              445              (570)
Cash and cash equivalents, beginning of period ...........              945             1,738
                                                                    -------           -------
Cash and cash equivalents, end of period .................          $ 1,390           $ 1,168
                                                                    =======           =======


Supplemental disclosure of non-cash investing
  and financing activities:
Issuance of warrants .....................................          $                 $   158
Property acquired with debt or capital leases ............               51             1,925

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest ............................................          $ 2,028           $   723
     Income taxes ........................................                5

           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



1.   BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified from previous periods to conform to the current presentation.

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company had current liabilities in excess of current assets of $32.9 million and $32.9 million and debt in default at December 31, 2000 and March 31, 2001, respectively. In addition, the Company incurred a net loss of $39.5 million for the year ended December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     In December 2000, the Company made the decision to actively seek a purchaser for the Engineered Products Group ("EPG") segment and adopted a plan of disposal. The Company has accounted for the planned divestiture as discontinued operations. EPG's customer base is comprised of various consumer product industries, including automotive and home furnishings. The Company believes that divesting of EPG will allow it to strategically focus on the energy market. The Company believes the ability to concentrate both management and financial resources on a single market will allow it to successfully capitalize on the opportunities in that market. Additionally, the proceeds from the sale of EPG will be used to reduce debt and provide working capital.

     On April 26, 2001, the Company reached the strategic decision to market the Company's Heavy Fabrication Group segment subsidiary, Beaird Industries, Inc. ("Beaird") for sale. Beaird manufactures and distributes medium and thick-walled pressure vessels, wind towers, gas turbine casings, heat exchangers, heat panels and other large machined weldments. Much of Beaird's customer base is outside the traditional oil and gas services industry and is more focused on alternative energy industries, such as wind energy and cogeneration. As was the case with the Company's decision with respect to EPG, the Company believes that divesting of Beaird will allow it to strategically focus on the oil and gas services market. The proceeds from the sale of Beaird will be used to reduce debt.

     Effective May 7, 2001, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") among the Company, T-3 Energy Services, Inc. ("T-3"), and First Reserve Fund VIII, L.P. ("First Reserve") whereby IHI and T-3 will be merged in a stock for stock transaction. Upon completion of the merger, the Company will be the surviving entity and the current stockholders of T-3 will own a majority of the combined company. As a part of the transaction, T-3's largest shareholder, First Reserve, will contribute up to an estimated $9.6 million of equity to the business and will assist the Company to refinance the combined company's debt into a long-term credit facility. Among other conditions, the merger is contingent upon obtaining the approval of the shareholders of the Company and T-3, and customary regulatory approvals. The transaction is expected to close in the third quarter of this year.

     Effective May 7, 2001, in connection with the execution of the Merger Agreement and to improve the liquidity of the Company during the approval period, T-3 purchased the Company's subsidiary, A&B Bolt & Supply, Inc. ("A&B Bolt"), for a cash purchase price of $15.0 million. The proceeds were used by the Company to repay secured bank indebtedness of approximately $8.8 million and for working capital purposes. The Company will recognize a loss of approximately $4.3 million during the second quarter of 2001 in connection with this disposition.

     The Company's revolving line of credit agreement was amended in June 2000 with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date; (ii) reduced the revolving credit line to $50 million; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. At December 31, 2000, the Company was in violation of these financial covenants. Effective January 31, 2001, the Company entered into a fourth amendment to its credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of that date. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment accommodated the execution of the definitive merger agreement between the Company and T-3 and the sale of the Company's subsidiary, A&B Bolt, to T-3. The fifth amendment requires a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modifies the financial covenants to require maintenance of minimum consolidated tangible net worth and EBITDA-to-debt-service ratio. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement.

     The Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, EnSerCo and the Company signed an agreement, so long as the definitive merger agreement between the Company and T-3 is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under certain circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the Merger transaction, the disposition of the Company's EPG and the disposition of the Company's subsidiaries, A&B Bolt and Beaird.

     The Company has a $6.4 million term note with Heller Financial, Inc. ("Heller"), which matures on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, it did not seek waivers for either the reporting date of December 31, 2000 or March 31, 2001. The Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, continued forbearance by certain of the Company's lenders pending modifications to these obligations or the attainment of new financing.

2.   INVENTORY

Inventories consist of the following (dollars in thousands):

                       March 31,       December 31,
                         2001             2000
                         ----             ----
Raw materials           $11,423          $13,189
Finished goods           15,219           14,506
Other ........            3,074            1,959
                        -------          -------

                        $29,716          $29,654
                        =======          =======

3.   REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The Company has reclassified the results of operations of the Engineered Products Group ("EPG") as discontinued operations. This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to discontinued operations. EPG and the Stud Bolt and Gasket Group were previously combined in the fastener manufacturing and distribution segment. The Energy Group also includes what was formerly known as the machine tool distribution segment. Additionally, one of our subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the Energy Group. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Intersegment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.

                                                           (Dollars in Thousands)
                                                Stud Bolt        Heavy
                                    Energy      and Gasket    Fabrication      Corporate     Consolidated
                                    ------      ----------    -----------      ---------     ------------
For the Three Months Ended:

MARCH 31, 2001
--------------
Sales .....................       $ 27,405      $  14,756      $  18,553       $               $  60,714
Operating income (loss) ...          2,993          1,338           (145)           (735)          3,451

MARCH 31, 2000
--------------
Sales .....................       $ 22,606      $  12,694      $   7,964       $               $  43,264
Operating income (loss) ...             44            816         (1,482)         (2,274)         (2,896)

AS OF MARCH 31, 2001:
---------------------
Total assets ..............       $ 54,116      $  26,129      $  46,680       $     767       $ 127,692

AS OF DECEMBER 31, 2000:
------------------------
Total assets ..............       $ 52,193      $  24,784      $  44,821       $   1,233       $ 123,031

4.   EARNINGS (LOSS) PER SHARE

     The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

                                                                               Three months ended
                                                                                    March 31,
                                                                               2001          2000
                                                                               ----          ----
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for income (loss) from continuing operations per share .      $    825      $ (5,838)
     Numerator for income (loss) from discontinued operations per share                         371
                                                                             --------      --------
     Numerator for net income (loss) available to
          common shareholders per share ...............................      $    825      $ (5,467)
                                                                             ========      ========
Denominator:
     Weighted average common shares outstanding - Basic ...............        13,690        15,111
                                                                             ========      ========

Income (loss) from continuing operations per share - Basic ............      $    .06      $   (.38)
Income (loss) from discontinued operations per share - Basic ..........                         .02
                                                                             --------      --------
Net income (loss) available to common shareholders per share - Basic ..      $    .06      $   (.36)
                                                                             ========      ========

DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for income (loss) from continuing operations per share .      $    825      $ (5,838)
     Interest on convertible debt, net of tax .........................           190
                                                                             --------      --------
     Numerator for income (loss) from continuing operations
          available to common shareholders per share ..................      $  1,015      $ (5,838)
     Numerator for income (loss) from discontinued operations per share                         371
                                                                             --------      --------
     Numerator for net income (loss) available to
        common shareholders per share .................................      $  1,015      $ (5,467)
                                                                             ========      ========
Denominator:
     Weighted average common shares outstanding - Basic ...............        13,690        15,111
     Shares issuable from assumed conversion of common share options,
          warrants granted and debt conversion ........................         6,040
                                                                             --------      --------
     Weighted average common shares outstanding - Diluted .............        19,730        15,111
                                                                             ========      ========

Income (loss) from continuing operations per share - Diluted ..........      $    .05      $   (.38)
Income (loss) from discontinued operations per share - Diluted ........                         .02
                                                                             --------      --------
Net income (loss) available to common shareholders per share - Diluted       $    .05      $   (.36)
                                                                             ========      ========

     There were 643,750 and 698,950 options, and 3,488,258 and 3,506,863 warrants for the three months ended March 31, 2001 and 2000, respectively, that were not included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

5.   DEBT

     The Company's revolving line of credit agreement was amended in June 2000 with the Senior Lenders, which (i) accelerated the maturity date to January 31, 2001; (ii) reduced the revolving credit line to $50 million; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and EBITDA-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. At December 31, 2000, the Company was in violation of these financial covenants. Effective January 31, 2001, the Company entered into a fourth amendment to its credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of that date. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment accommodated the execution of the definitive merger agreement between the Company and T-3 and the sale of the Company's subsidiary, A&B Bolt, to T-3. The fifth amendment requires a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modifies the financial covenants to require maintenance of minimum consolidated tangible net worth and EBITDA-to-debt-service ratio. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement.

     The Company has a $15 million note payable to EnSerCo that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, EnSerCo and the Company signed an agreement, so long as the definitive merger agreement between the Company and T-3 is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under certain circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the Merger transaction, the disposition of the Company's EPG and the disposition of the Company's subsidiaries, A&B Bolt and Beaird.

     The Company has a $6.4 million term note with Heller, which matures on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, it did not seek waivers for either the reporting date of December 31, 2000 or March 31, 2001. Additionally, the Company does not anticipate being in compliance with these covenants any time during 2001 absent modifications from Heller. The Company is in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

7.   SUBSEQUENT EVENTS

     On April 26, 2001, the Company reached the strategic decision to market the Company's Heavy Fabrication Group segment subsidiary, Beaird, for sale. Beaird manufactures and distributes medium and thick-walled pressure vessels, wind towers, gas turbine casings, heat exchangers, heat panels and other large machined weldments. Much of Beaird's customer base is outside the traditional oil and gas services industry and is more focused on alternative energy industries, such as wind energy and cogeneration. As was the case with the Company's decision with respect to EPG, the Company believes that divesting of Beaird will allow it to strategically focus on the oil and gas services market. The Company believes the ability to concentrate both management and financial resources on a single market will allow it to successfully capitalize on the opportunities in that market. Additionally, the proceeds from the sale of Beaird will be used to reduce debt.

     Effective May 7, 2001, the Company executed the Merger Agreement among the Company, T-3, and First Reserve whereby the Company and T-3 will be merged in a stock for stock transaction. Upon completion of the merger, the Company will be the surviving entity and the current stockholders of T-3 will own a majority of the combined company. As a part of the transaction, T-3's largest shareholder, First Reserve, will contribute up to an estimated $9.6 million of equity to the business and will assist the Company to refinance the combined company's debt into a long-term credit facility. Among other conditions, the merger is contingent upon obtaining the approval of the shareholders of the Company and T-3, and customary regulatory approvals. The transaction is expected to close in the third quarter of this year.

     In connection with the execution of the Merger Agreement and to improve the liquidity of the Company during the approval period, T-3 purchased the Company's subsidiary, A&B Bolt, for a cash purchase price of $15.0 million.

The proceeds were used by the Company to repay secured bank indebtedness of approximately $8.8 million and for working capital purposes. The Company will recognize a loss of approximately $4.3 million during the second quarter of 2001 in connection with this disposition. Sales for A&B Bolt were approximately $39.0 million, $10.3 million and $7.8 million for the year ended December 31, 2000, the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. Operating income for A&B Bolt was approximately $0.8 million, $0.7 million and $0 for the year ended December 31, 2000, the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. A&B Bolt was part of the Energy Group.

     On April 18, 2001, the Company received a notice of delisting of our Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because the Company's consolidated financial statements contained in the 2000 Annual Report on Form 10-K, filed on April 12, 2001, reflected a potential lack of compliance with The Nasdaq Stock Market, Inc.'s Marketplace Rules with respect to the net tangible assets/market capitalization/total assets and total revenue requirement. The notice also cited the transaction with T-3 and First Reserve as a potential change of control transaction, which may require the Company to qualify for listing under the initial listing requirements, in accordance with Marketplace Rule 4330(f). The Company responded by letter on April 25, 2001 that the Company believes that it complies with Marketplace Rules for continued listing under Standard 2 as well as initial listing requirements under Standard 3, on a pro forma basis for the merger transaction with T-3 and First Reserve. The Company has a meeting scheduled on May 15, 2001 before the Nasdaq Listing Qualifications Panel to further discuss the Company's listing status. The Company believes that it will be able, at the hearing, to demonstrate its ability to sustain long-term compliance with the listing requirement criteria for the Nasdaq NMS, although the Company can not ensure that Nasdaq will not delist its securities. If that happens, the Company's securities would be immediately eligible to trade on the over-the-counter market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     We own and operate a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, high-pressure industrial valves and related products and services. Our operations are organized into four business segments: (i) the Energy Group; (ii) the Stud Bolt and Gasket Group ("Stud Bolt"); (iii) the Heavy Fabrication Group; and (iv) the Engineered Products Group ("EPG").

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

     In December 2000, we made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. As a result, we have accounted for EPG as discontinued operations in the consolidated financial statements. EPG's customer base is comprised of various consumer product industries, including automotive and home furnishings. We believe that divesting of EPG will allow us to strategically focus on the energy market. We believe the ability to concentrate both management and financial resources on a single market will allow us to successfully capitalize on the opportunities in that market. Additionally, the proceeds from the sale of EPG will be used to reduce debt and provide working capital.

     On April 26, 2001, we reached the strategic decision to market our Heavy Fabrication Group subsidiary, Beaird, for sale. Beaird manufactures and distributes medium and thick-walled pressure vessels, wind towers, gas turbine casings, heat exchangers, heat panels and other large machined weldments. Much of Beaird's customer base is outside the traditional oil and gas services industry and is more focused on alternative energy industries, such as wind energy and cogeneration. As was the case with our decision with respect to EPG, we believe that divesting of

Beaird will allow us to strategically focus on the oil and gas services market. The proceeds from the sale of Beaird will be used to reduce debt.

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

     In June 2000, we amended our revolving line of credit agreement with the Senior Lenders, which (i) accelerated the maturity date; (ii) reduced the revolving credit line to $50 million; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and EBITDA-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. Effective January 31, 2001, we entered into a fourth amendment to our credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. On May 4, 2001, we entered into a fifth amendment to our credit agreement. This amendment accommodated the execution of the definitive merger agreement between IHI and T-3 and the sale of our subsidiary, A&B Bolt, to T-3. The fifth amendment requires a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modifies the financial covenants to require maintenance of minimum consolidated tangible net worth and EBITDA-to-debt-service ratio. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement.

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

     In 2000, we began to see the positive impact of the improved energy market. Collectively, our Energy and Stud Bolt Groups' operating profits increased approximately 500% over 1999. Additionally, our Heavy Fabrication Group's wind tower contracts awarded in 2000 and estimated to be completed by November 2001 significantly improved that group's operating results. These improvements continue in 2001.

     Although our operating results have improved in 2001 and 2000 over 1999 and we believe that our results will continue to improve through the remainder of 2001, we remain cash constrained and highly-leveraged with $95.3 million in debt at March 31, 2001, a significant amount of which is currently due or in default.

     Our most important task in 2001 is to reduce our debt service burden. We plan to use the proceeds from the sale of EPG and Beaird to pay down our debt and provide working capital. In May 2001, we executed a definitive merger agreement to re-capitalize IHI through a merger with T-3 and an equity infusion by a private equity fund managed by First Reserve. In connection with the merger, an affiliate of First Reserve will contribute up to $9.6 million of equity to the business and will assist us in refinancing the combined company's debt into a long-term credit facility. The transaction is contingent upon obtaining the approval of IHI and T-3 shareholders, and customary regulatory approvals. The transaction, if approved, is expected to close in the third quarter of this year.

     In connection with signing the definitive merger agreement, and to improve our liquidity during the approval period, T-3 purchased our subsidiary, A&B Bolt, for a cash purchase price of $15 million. Approximately $8.8 million of the proceeds were used to repay secured bank indebtedness with the remaining proceeds used by us for working capital purposes.

     Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our customers within our continuing operations are the petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During 2000 and continuing into the first quarter of 2001, oil and gas prices increased significantly, resulting in an increase in the demand for our products and services that are used in the exploration, production and refining of oil and gas. Additionally, because of the extension of the tax credit for Renewable Electricity Production through December 31, 2001, we were awarded a significant contract for the fabrication of wind towers. Although we expect this credit to be extended, should it expire without extension, we expect the level of wind tower revenues to decrease in 2002.

     This section should be read in conjunction with our consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

     The following table sets forth certain operating statement data for each of our segments for each of the periods presented.

                                            For the Three Months
                                               Ended March 31,
                                            2001            2000
                                            ----            ----
Sales:
     Energy ........................      $ 27,405        $ 22,606
     Stud Bolt and Gasket ..........        14,756          12,694
     Heavy Fabrication .............        18,553           7,964
                                          --------        --------

                                            60,714          43,264
                                          --------        --------
Cost of Sales:
     Energy ........................        19,390          17,483
     Stud Bolt and Gasket ..........        10,581           9,276
     Heavy Fabrication .............        17,294           8,015
                                          --------        --------

                                            47,265          34,774
                                          --------        --------
Gross Profit (Loss):
     Energy ........................         8,015           5,123
     Stud Bolt and Gasket ..........         4,175           3,418
     Heavy Fabrication .............         1,259             (51)
                                          --------        --------

                                            13,449           8,490
                                          --------        --------
Selling, General and Administrative:
     Energy ........................         5,022           5,079
     Stud Bolt and Gasket ..........         2,837           2,602
     Heavy Fabrication .............         1,404           1,431
     Corporate .....................           735           2,274
                                          --------        --------

                                             9,998          11,386
                                          --------        --------
Operating Income (Loss):
     Energy ........................         2,993              44
     Stud Bolt and Gasket ..........         1,338             816
     Heavy Fabrication .............          (145)         (1,482)
     Corporate .....................          (735)         (2,274)
                                          --------        --------

                                          $  3,451        $ (2,896)
                                          ========        ========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000.

     Sales. On a consolidated basis, sales increased $17.5 million, or 40%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Sales for the Energy Group increased $4.8 million, or 21%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This sales increase was primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in the latter part of 2000 and early 2001 and an improved demand for oilfield services. In April 2000, the Company sold Blastco, its refinery demolition subsidiary. Blastco's sales were $3.4 million for 2000. Excluding Blastco, sales in the Energy Group would have increased $8.2 million, or 43%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Additionally in the second half of 2000, the group began providing temporary labor services to the oil and gas construction industry. Sales of $1.3 million were recognized in the 2001 period related to this activity. There were no significant sales related to this activity in the comparable 2000 period.

     Sales for the Stud Bolt Group increased $2.1 million, or 16%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and processing and energy industries.

     Sales for the Heavy Fabrication Group increased by $10.6 million, or 133%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million, with the initial orders of 542 towers for delivery to wind energy projects in West Texas and Oregon. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in the first quarter of 2001, the manufacture of wind turbine towers and steam panels made up 71% of Beaird's revenues in 2001. There were no revenues from these sources in the first quarter of 2000. Backlog at Beaird as of March 31, 2001 has increased 33% over March 31, 2000.

     Cost of Sales. On a consolidated basis, cost of sales increased $12.5 million, or 36%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Gross margin was 22% in 2001 compared to 20% in 2000. Gross margins were higher on a consolidated basis in the 2001 period compared to the 2000 period primarily as a result of improvements in margins at all three segments.

     Cost of sales for the Energy Group increased $1.9 million, or 11%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily as a result of the increase in sales described above. Gross margin increased from 23% in the 2000 period to 29% in the 2001 period. Excluding Blastco, the 2000 gross margin was 26%. The improvement in margins in 2001 compared to 2000 is attributable to increased sales that cover more fixed costs resulting in higher margins and less competitive pressure on prices to customers as manufacturers' shops became more fully utilized.

     Cost of sales for the Stud Bolt Group increased $1.3 million, or 14%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily as a result of the increase in sales described above. Gross margin increased from 27% in the 2000 period to 28% in the 2001 period. The improvement in margins in the 2001 period compared to the 2000 period is attributable to increased sales that cover more fixed costs resulting in higher margins and increased turnaround activity at customer refineries and processing plants.

     Cost of sales for the Heavy Fabrication Group increased $9.3 million, or 116%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The gross margin was 7% in the 2001 period compared to a negative 1% for the 2000 period. Gross margin was higher in the 2001 period than the 2000 period as sales increased to levels that were sufficient to generate enough gross profit to cover fixed costs. Additionally, Beaird experienced a favorable sales mix as a significant portion of sales in the 2001 period were made up of wind turbine tower work which has a higher margin than Beaird's other product lines.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses decreased $1.4 million, or 12%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The 2000 period includes approximately $1.0 million in expenses associated with failed refinancing efforts, $0.3 million in officer loan forgiveness expenses, and $0.3 million in additional professional fees.

     Selling, general and administrative expenses for the Energy Group decreased $0.1 million, or 1%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Excluding the effect of Blastco, which was sold in April 2000, selling, general and administrative expenses would have increased $0.7 million or 18% for the 2001 period compared to the 2000 period as a result of the increase in sales described above.

     Selling, general and administrative expenses for the Stud Bolt Group increased $0.2 million, or 9%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily as a result of the increase in sales described above.

     Selling, general and administrative expenses in the Heavy Fabrication Group remained unchanged for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Selling, general and administrative expenses at corporate decreased $1.5 million, or 68%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The 2000 period includes approximately $1.0 million in expenses associated with failed refinancing efforts, $0.3 million in officer loan forgiveness expenses, and $0.3 million in additional professional fees.

     Interest Expense. On a consolidated basis, interest expense decreased $0.2 million, or 7%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily as a result of slightly lower interest rates and average debt balances.

     Other Expense, Net. On a consolidated basis, other expense, net, was approximately $0.1 million for the three months ended March 31, 2001 compared with approximately $0.3 million for the three months ended March 31, 2000.

     Income Taxes. The Company recognized no federal tax benefit or expense for the three months ended March 31, 2001 or March 31, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

     Income (Loss) From Continuing Operations. On a consolidated basis, the Company generated income from continuing operations of $0.8 million for the three months ended March 31, 2001 compared to a net loss from continuing operations of $5.8 million for the three months ended March 31, 2000 as a result of the foregoing factors.

     Loss From Discontinued Operations. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG which included an accrual for the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001. The operating results of EPG have been reflected as Discontinued Operations. Income from discontinued operations was approximately $0.4 million for the three months ended March 31, 2000.

     Net Income (Loss). On a consolidated basis, the Company generated net income of $0.8 million for the three months ended March 31, 2001 compared to a net loss of $5.5 million for the three months ended March 31, 2000 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had an accumulated deficit of $42.5 million and negative working capital of $32.9 million as a result of $89.2 million in notes payable and long-term obligations classified as current liabilities.

     At March 31, 2001, we had short-term debt of $49.3 million, current maturities of long-term obligations of $39.9 million, long-term obligations of $6.1 million and shareholders' equity of $9.5 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity and internally generated funds.

     Principal Debt Instruments. As of March 31, 2001, we had an aggregate of $95.3 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of the $95.3 million in debt, $21.4 is currently in default.

     In June 2000, we amended our revolving line of credit agreement with Comerica Bank-Texas, National Bank of Canada and Hibernia Bank (the "Senior Lenders"), which (i) accelerated the maturity date; (ii) reduced the revolving credit line to $50 million; (iii) increased the interest rate to prime plus 3%, payable weekly; and (iv) modified the financial covenants to require maintenance of minimum consolidated tangible net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA")-to-debt-service ratio as well as to require limitations on capital expenditures. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement. Effective January 31, 2001, we entered into a fourth amendment to our credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required us to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and a limitation on capital expenditures. At December 31, 2000 and March 31, 2001, we are in violation of the financial covenants under the credit agreement in effect as of that date. On May 4, 2001, we entered into a fifth amendment to its credit agreement. This amendment accommodated the execution of the definitive merger agreement between IHI and T-3 and the sale of our subsidiary, A&B Bolt, to T-3. The fifth amendment requires a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modifies the financial covenants to require maintenance of minimum consolidated tangible net worth and EBITDA-to-debt-service ratio. In addition, the Senior Lenders waived all prior covenant violations under the previous agreement.

     In connection with our revolving line of credit agreement, St. James Capital Corp. or its affiliates (collectively, "St. James") agreed, under the terms of a Limited Guaranty Agreement with the Senior Lenders (the "Guaranty"), to guarantee up to $2.0 million of any amount that is advanced to us in excess of the defined borrowing base amount under the credit agreement. As a condition of providing this Guaranty, we entered into a Reimbursement Agreement with St. James. Additionally, St. James has entered into a Credit Support Agreement under which it has agreed to advance up to $1.5 million of funds to cure any future financial covenant defaults under our credit agreement. No amounts have been advanced under these agreements.

     We have a $15 million note payable to EnSerCo that matured on November 15, 1999. We were granted an extension of the due date through January 31, 2000. On January 31, 2000, we were unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, we and EnSerCo signed an agreement, so long as the definitive merger agreement between T-3 and us is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under certain circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the merger transaction, the disposition of our EPG and the disposition of our subsidiaries, A&B Bolt and Beaird.

     We have a $6.4 million term note with Heller, which matures on September 30, 2004. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. We requested and received waivers from Heller through the September 30, 2000 reporting period; however, we did not seek waivers for either the reporting date of December 31, 2000 or March 31, 2001. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

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

     Our liquidity has been constrained by our borrowing base limitations and by our operating losses and, as a result, our financial position and cash flows have been adversely effected. We have experienced an increase in the level of our accounts payable at March 31, 2001 as compared to prior periods. A significant portion of our debt is currently due or in default. Our most important task in 2001 is to reduce our debt service burden. We plan to use the proceeds from the sale of EPG and Beaird to pay down our debt and provide working capital. In May, 2001, we executed a definitive merger agreement to re-capitalize IHI through a merger with T-3 and an equity infusion by a private equity fund managed by First Reserve. In connection with the merger, an affiliate of First Reserve will contribute up to $9.6 million of equity to the business and will assist us in refinancing the combined company's debt into a long-term credit facility. The transaction is contingent upon obtaining the approval of IHI and T-3 shareholders, and customary regulatory approvals. The transaction, if approved, is expected to close in the third quarter of this year.

     In connection with signing the definitive merger agreement, and to improve our liquidity during the approval period, T-3 purchased our subsidiary, A&B Bolt, for a cash purchase price of $15 million. Approximately $8.8 million of the proceeds were used to repay secured bank indebtedness with the remaining proceeds used by us for working capital purposes.

     We have reduced debt through the sale of A&B Bolt. We believe that the dispositions of EPG and Beaird will further reduce our indebtedness. Additionally, we believe that the merger transaction with T-3 and First Reserve will allow us to refinance our remaining debt facilities. However, no assurances can be given that we will be able to refinance our debt or that we will be able to obtain the approval of our shareholders regarding the merger agreement with T-3 and First Reserve.

     The Energy Group is closely tied to the price of oil and gas. Sales and operating income within the Energy Group have improved in 2000 and the first quarter of 2001. These improvements have been primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in 2000 and thus far in 2001 and an improved demand for oilfield services. Within the Energy Group, we believe that sales reached their lowest levels during the second and third quarters of 1999. Increasing worldwide demand for oil and gas coupled with declining production in many areas should support a more stable and favorable level of oil and gas prices in the future, resulting in increased exploration and production spending for the rest of 2001 and an improved demand for oilfield services.

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

     The Heavy Fabrication Group's sales and profitability have improved in the first quarter of 2001 compared to the first quarter of 2000 as a result of a new market focus, namely the alternative energy market. The composition of our backlog both at the end of 2000 and at the end of the first quarter of 2001 reflects this approach since a significant portion consists of products for the power generation industry as opposed to our traditional products that serve the hydrocarbon processing industry.

     Net Cash Provided by Operating Activities. For the quarter ended March 31, 2001, net cash provided by operating activities was $3.2 million compared to the quarter ended March 31, 2000, which provided cash of $4.9 million.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures. For the quarter ended March 31, 2001 and 2000, the Company made capital expenditures of approximately $1.2 million and $1.1 million, respectively. Additionally, the Company made investments in unconsolidated affiliates of $1.4 million for the quarter ended March 31, 2000.

     Net Cash Used In Financing Activities. Sources of cash from financing activities include proceeds from issuance of long-term obligations. Financing activities used net cash of $1.5 million in the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000 which used net cash of $3.4 million. During the quarter ended March 31, 2000, we had net repayments of $3.0 million under our credit facilities. During the quarter ended March 31, 2000, we had proceeds from issuance of long-term obligations of $1.9 million. During the quarter ended March 31, 2001, we made principal payments on long-term obligations of $1.6 million compared to $2.3 million the quarter ended March 31, 2000.

     FORWARD-LOOKING INFORMATION AND RISK FACTORS

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

WE ARE IN DEFAULT UNDER OUR HELLER TERM LOANS AND HELLER HAS THE RIGHT TO DECLARE ALL OUTSTANDING AMOUNTS IMMEDIATELY DUE AND PAYABLE.

     We have a $6.4 million term note with Heller that contains requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures, all of which are calculated on a trailing twelve month basis. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 and 2000. In October 2000, we requested and received waivers from Heller through the September 30, 2000 reporting period; however, we did not seek waivers for the either the reporting date of December 31, 2000 or March 31, 2001. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

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

EVEN IF OUR LENDER DOES NOT DECLARE AMOUNTS UNDER OUR TERM LOANS IMMEDIATELY DUE AND PAYABLE, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT.

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

EVEN IF WE ARE SUCCESSFUL IN ATTRACTING BUYERS FOR EPG AND BEAIRD, WE MAY RECEIVE LESS SALES PROCEEDS FOR EITHER OR BOTH OF THEM THAN WE HAVE ANTICIPATED.

     Part of our strategic plan is the divestiture of EPG and Beaird, and the use of the cash proceeds to pay down debt. The cash proceeds received for EPG and Beaird may be less than we anticipate.

THE MARKET VALUE OF OUR COMMON STOCK MAY DECLINE FURTHER IF WE CONTINUE TO INCUR NET LOSSES.

     For the 2000 fiscal year, we incurred a net after-tax loss of $39.5 million, as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in our 2000 Form 10-K. The price of our common stock, which has declined significantly in the past year, depends on many factors, most importantly our financial performance. If we continue to incur net losses, our stock price could decline further.

SOME OF THE MARKETS FOR OUR PRODUCTS ARE CYCLICAL, WHICH MAY ADVERSELY IMPACT SALES OF THOSE PRODUCTS DURING A DECLINE IN THOSE MARKETS.

     Some of our products are sold in markets that are affected by the state of both the U.S. and worldwide economies and by conditions within the industries that purchase our products. Therefore, sales of these products may be reduced as a result of conditions in the markets in which they are sold. Even though the markets in which we sell our products are diversified, decreased sales in some of these markets may not be offset by sales in our other markets, which may result in a material adverse effect on our business, financial condition, results of operations or prospectus. A significant percentage of our 2000 and 2001 sales, most of which are attributable to our Energy Group and Stud Bolt Group, are derived from the domestic oil and gas industry. Additionally, a significant percentage of sales from our discontinued operations, EPG, are to the automotive industry.

OUR ACQUISITION STRATEGY MAY NOT ACHIEVE OUR OBJECTIVES AS A RESULT OF A NUMBER OF POTENTIAL FACTORS.

     Our acquisition strategy has been a significant component of our business plan, and we plan to resume our acquisition strategy after we have completed the sale of EPG and Beaird, refinanced our debt and our financial performance has returned to historical levels. While we evaluate business opportunities on a regular basis, we may not be successful in identifying any additional acquisitions or we may not have sufficient financial resources to make additional acquisitions. In addition, as we complete acquisitions and expand our operations, we will be subject to all of the risks inherent in an expanding business, including integrating financial reporting, establishing satisfactory budgetary and other financial controls, funding increased capital needs and overhead expenses, obtaining management personnel required for expanded operations, and funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties. Our future performance will depend, in part, on our ability to manage expanding operations and to adapt our operational systems for these expansions. We may not succeed at effectively and profitably managing the integration of our current or any future acquisitions.

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

     We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of March 31, 2001, the revolving line of credit had a principal balance of $49.3 million and an interest rate that floats with prime. We also have $6.4 million of long-term debt bearing interest at Libor plus 2.5% and long-term debt of $12.1 million and an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.7 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

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

Item 5.  Other Information

     (a) Acquisition and Disposition of Assets

     On May 7, 2001, the Company sold to T-3 Energy Services, Inc. ("T-3") all of the outstanding shares of the common stock of A&B Bolt & Supply, Inc., a Louisiana corporation ("A&B Bolt") and a wholly-owned subsidiary of the Company, pursuant to the terms of the Stock Purchase Agreement dated May 7, 2001 by and between the Company and T-3 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company transferred 100 shares of common stock, no par value, of A&B Bolt (the "Shares") to T-3 in exchange for $15,000,000 cash consideration plus or less, as the case may be, any Adjustment Amount (as defined in Section 2.3 of the Stock Purchase Agreement). The amount of consideration paid by T-3 to the Company for the acquisition of the Shares was determined as a result of arms-length negotiations and agreement between unrelated parties. The Stock Purchase Agreement is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. Pro Forma financial information required by Item 7(b) of Form 8-K can be derived from the information in Note 7 to the Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q, and such pro forma financial information is incorporated into this Item 5 by reference.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc. dated May 7, 2001 is filed as an exhibit to this Quarterly Report on Form 10-Q as
Exhibit 2.1. Schedules to the Stock Purchase Agreement have not been filed in accordance with Item 601 of Regulation S-K. The Stock Purchase Agreement contains a list identifying the omitted schedules, and the Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

     (b)  Reports on Form 8-K

     On April 12, 2001, the Company filed a current report on Form 8-K disclosing in Item 5 the execution of a non-binding Letter of Intent with T-3 which proposed the following transactions: (i) Sale of the Company's subsidiary A&B Bolt & Supply, Inc. to T-3 for $15 million; (ii) Merger of the Company with T-3 in a tax-free stock-for-stock transaction resulting in T-3 shareholders receiving at least 60% of the fully-diluted equity of the resulting entity; and
(iii) Granting to First Reserve Fund VIII, L.P. the right to invest up to $9.6 million in the equity of the combined entity at a price of $1.75 per share. The Company filed the press release dated April 3, 2001 and the Letter of Intent dated April 2, 2001 as exhibits to this current report on Form 8-K.

     On April 30, 2001, the Company filed a current report on Form 8-K disclosing in Item 5 that the Company's Board of Directors reached the decision, on April 26, 2001, to market the Company's subsidiary, Beaird Industries, Inc. ("Beaird") for sale. Beaird manufactures and distributes medium and thick-walled pressure vessels, wind towers, gas turbine casings, heat exchangers, heat panels and other large machined weldments.

     On May 9, 2001, the Company filed a current report on Form 8-K disclosing in Item 1(b) the execution on May 7, 2001 of an Agreement and Plan of Merger (the "Merger Agreement") among the Company, T-3 Energy Services, Inc. ("T-3"), and First Reserve Fund VIII, L.P. ("First Reserve") that, if consummated, will result in a change of control of the Company. The Merger Agreement, subject to certain conditions, including approval by the shareholders of the Company, provides for a business combination to be effected by a merger of T-3 into the Company as a result of which the Company shall be the surviving corporation (the "Merger"). Upon completion of the Merger, the current stockholders of T-3 will own a majority of the outstanding stock of IHI. The Company filed the Merger Agreement dated May 7, 2001 as an exhibit to this current report on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL HOLDINGS, INC.



Date: May 15, 2001                  By:  /s/Christine A. Smith
                                       -----------------------------------------
                                        Christine A. Smith,
                                        Chief Accounting Officer and Executive
                                        Vice President

                               INDEX TO EXHIBITS


Exhibit No.                       Description
----------                        -----------
   2.1 Stock Purchase Agreement by and between the Company and T-3 Energy Services, Inc.