Form 10-Q
period 2001-06-30
INDUSTRIAL HOLDINGS INC
filed 2001-07-25
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2001

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ X ] [ ] No

     The aggregate market value of common stock held by non-affiliates of the registrant was $15,290,399 at July 24, 2001. At that date, there were 16,979,332 shares of common stock outstanding.

================================================================================

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX

                                                                                                        Page No.
                                                                                                        --------

PART  I           FINANCIAL INFORMATION

                  Item 1.      Financial Statements (unaudited)

                               Consolidated Balance Sheets at June 30, 2001 and
                                 December 31, 2000..............................................             1

                               Consolidated Statements of Operations for the Three and Six
                                 Months ended June 30, 2001 and 2000 ...........................             2

                               Consolidated Statements of Cash Flows for the Six
                                 Months Ended June 30, 2001 and 2000............................             3

                               Notes to Consolidated Financial Statements.......................             5

                  Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations............................            11

                  Item 3.      Qualitative and Quantitative Disclosures about Market Risk.......            24

PART  II          OTHER INFORMATION

                  Item 1.      Legal Proceedings................................................            24

                  Item 2.      Changes in Securities............................................            24

                  Item 3.      Defaults upon Senior Securities..................................            24

                  Item 4.      Submission of Matters to a Vote of
                                 Security Holders (no response required)

                  Item 5.      Other Information................................................            24

                  Item 6.      Exhibits and Reports on Form 8-K.................................            25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        June 30,         December 31,
                                                                                          2001               2000
                                                                                      ------------       ------------
                                ASSETS                                                (unaudited)

Current assets:
Cash and equivalents ...........................................................      $        905       $        945
Accounts receivable - trade, net ...............................................            30,785             38,155
Cost and estimated earnings in excess of billings ..............................             1,586              2,986
Inventories ....................................................................            24,071             29,654
Notes receivable, current portion ..............................................               253                278
Net assets of discontinued operations ..........................................            25,044             26,651
Prepaid and other current assets ...............................................             1,000                759
                                                                                      ------------       ------------
  Total current assets .........................................................            83,644             99,428

Property and equipment, net ....................................................            33,208             32,942
Notes receivable, less current portion .........................................               159                162
Other assets ...................................................................             1,806                 93
Intangible assets, net .........................................................             7,133             17,057
                                                                                      ------------       ------------

  Total assets .................................................................      $    125,950       $    149,682
                                                                                      ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable ..................................................................      $     39,720       $     49,189
Accounts payable - trade .......................................................            18,885             24,195
Billings in excess of costs and estimated earnings .............................             3,093              6,473
Accrued expenses and other .....................................................            10,085             11,228
Current portion of long-term obligations .......................................            35,251             41,218
                                                                                      ------------       ------------
  Total current liabilities ....................................................           107,034            132,303

Long-term obligations, less current portion ....................................             5,509              6,391
Other long-term liabilities ....................................................             2,570              2,004
Deferred income tax liability ..................................................               302                302
                                                                                      ------------       ------------
  Total liabilities ............................................................           115,415            141,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value, 7,500,000 shares
     authorized, no shares issued or outstanding
  Common stock $.01 par value, 50,000,000 shares authorized, 18,565,597 and
     16,979,332 shares issued and outstanding, respectively, in 2001, and
     15,276,430 and 13,690,165 shares issued and outstanding,
     respectively, in 2000 .....................................................               185                153
  Additional paid-in capital ...................................................            58,923             55,173
  Accumulated deficit ..........................................................           (45,301)           (43,372)
  Treasury stock, at cost, 1,586,265 shares ....................................            (3,272)            (3,272)
                                                                                      ------------       ------------
     Total shareholders' equity ................................................            10,535              8,682
                                                                                      ------------       ------------

  Total liabilities and shareholders' equity ...................................      $    125,950       $    149,682
                                                                                      ============       ============


           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months ended                Six Months ended
                                                                  June 30,                         June 30,
                                                        ---------------------------       ---------------------------
                                                           2001             2000             2001             2000
                                                        ----------       ----------       ----------       ----------

Sales ............................................      $   53,930       $   42,692       $  114,644       $   85,956
Cost of sales ....................................          41,714           33,570           88,979           68,344
                                                        ----------       ----------       ----------       ----------

Gross profit .....................................          12,216            9,122           25,665           17,612

Selling, general and administrative expenses .....           8,578            9,447           18,576           20,833
                                                        ----------       ----------       ----------       ----------

Operating income (loss) ..........................           3,638             (325)           7,089           (3,221)

Other income (expense):
  Interest expense ...............................          (2,257)          (2,339)          (4,724)          (4,986)
  Interest income ................................               1               14                5               48
  Other income (expense), net ....................          (4,135)           3,097           (4,278)           2,768
                                                        ----------       ----------       ----------       ----------

Total other income (expense) .....................          (6,391)             772           (8,997)          (2,170)
                                                        ----------       ----------       ----------       ----------

Income (loss) from continuing operations
  before income taxes ............................          (2,753)             447           (1,908)          (5,391)
Income tax expense, state ........................               1               26               21               26
                                                        ----------       ----------       ----------       ----------

Income (loss) from continuing operations .........          (2,754)             421           (1,929)          (5,417)

Income from discontinued operations ..............                              261                               632
                                                        ----------       ----------       ----------       ----------

Net income (loss) ................................      $   (2,754)      $      682       $   (1,929)      $   (4,785)
                                                        ==========       ==========       ==========       ==========

Basic earnings (loss) per share:
  Continuing operations ..........................      $     (.20)      $      .03       $     (.14)      $     (.37)
  Discontinued operations ........................                              .02                               .04
                                                        ----------       ----------       ----------       ----------
  Net income (loss) ..............................      $     (.20)      $      .05       $     (.14)      $     (.33)
                                                        ==========       ==========       ==========       ==========
Diluted earnings (loss) per share:
  Continuing operations ..........................      $     (.20)      $      .03       $     (.14)      $     (.37)
  Discontinued operations ........................                              .02                               .04
                                                        ----------       ----------       ----------       ----------
  Net income (loss) ..............................      $     (.20)      $      .05       $     (.14)      $     (.33)
                                                        ==========       ==========       ==========       ==========

Weighted average number of common shares
  outstanding - basic ............................          13,763           13,556           13,727           14,334
Weighted average number of common shares
  outstanding - dilutive .........................          13,763           13,952           13,727           14,334



           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months ended June 30,
                                                                         2001           2000
                                                                       --------       --------

Cash flows from operating activities:
Net loss ........................................................      $ (1,929)      $ (4,785)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Income from discontinued operations ........................                         (631)
     Depreciation and amortization ..............................         2,559          2,518
     Loss (gain) on sale of subsidiary ..........................         4,168         (2,551)
     Issuance of common stock and warrants under bonus plans ....             6            261
  Changes in assets and liabilities, net of effect of
     purchase acquisitions and divestitures:
       Accounts receivable ......................................        (1,065)         1,074
       Inventories ..............................................        (2,321)          (962)
       Notes receivable .........................................            29          2,044
       Prepaid and other assets .................................          (657)         2,163
       Accounts payable and accrued liabilities .................        (2,386)         4,778
       Other long-term liabilities ..............................           566            319
                                                                       --------       --------
Net cash provided by (used in) operating activities of
  continuing operations .........................................        (1,030)         4,228
Net cash provided by operating activities of
  discontinued operations .......................................         1,697          1,792
                                                                       --------       --------

Net cash provided by operating activities .......................           667          6,020

Cash flows from investing activities:
Purchase of property and equipment ..............................        (2,735)        (2,151)
Proceeds from disposals of property and equipment ...............            46            561
Proceeds from sale of subsidiary ................................        14,921          2,000
Investments in unconsolidated affiliates ........................                       (1,446)
                                                                       --------       --------
Net cash provided by (used in) investing activities of
  continuing operations .........................................        12,232         (1,036)
Net cash used in investing activities of
  discontinued operations .......................................           (95)          (179)
                                                                       --------       --------

Net cash provided by (used in) investing activities .............        12,137         (1,215)


           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                                 Six Months ended June 30,
                                                                                    2001           2000
                                                                                  --------       --------

Cash flows from financing activities:
Net repayments under revolving line of credit ..............................        (9,469)        (2,326)
Proceeds from the issuance of long-term obligations ........................            77          1,997
Principal payments on notes payable and
  long-term obligations ....................................................        (3,452)        (5,205)
                                                                                  --------       --------
Net cash used in financing activities
  of continuing operations .................................................       (12,844)        (5,534)
Net cash provided by (used in) financing activities
  of discontinued operations ...............................................
                                                                                  --------       --------

Net cash used in financing activities ......................................       (12,844)        (5,534)
                                                                                  --------       --------

Net decrease in cash and cash equivalents ..................................           (40)          (729)
Cash and cash equivalents, beginning of period .............................           945          1,738
                                                                                  --------       --------
Cash and cash equivalents, end of period ...................................      $    905       $  1,009
                                                                                  ========       ========


Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants .......................................................      $              $    407
Property acquired with debt or capital leases ..............................            77          1,997
Conversion of debt and accrued interest to equity ..........................         3,777

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest ..............................................................      $  4,314       $  3,220
     Income taxes ..........................................................             5


           See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


1.   BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified from previous periods to conform to the current presentation.

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company had current liabilities in excess of current assets of $32.9 million and $23.4 million and debt in default at December 31, 2000 and June 30, 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

     On April 26, 2001, the Company reached the strategic decision to market the Heavy Fabrication Group segment subsidiary, Beaird Industries, Inc. ("Beaird"), for sale. Beaird manufactures and distributes medium and thick-walled pressure vessels, wind towers, gas turbine casings, heat exchangers, heat panels and other large machined weldments. Much of Beaird's customer base is outside the traditional oil and gas services industry and is more focused on alternative energy industries, such as wind energy and cogeneration. As was the case with the Company's decision with respect to EPG, the Company believes that divesting of Beaird will allow it to strategically focus on the oil and gas services market. The proceeds from the sale of Beaird will be used to reduce debt.

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

     Effective May 7, 2001, in connection with the execution of the Merger Agreement and to improve the liquidity of the Company during the approval period, T-3 purchased the Company's subsidiary, A&B Bolt & Supply, Inc. ("A&B Bolt"), for a cash purchase price of $15.0 million. Approximately $8.8 million of the proceeds were used to repay secured bank indebtedness with the remaining proceeds utilized to pay a $1 million consent fee to EnSerCo under the agreed injunction and for working capital purposes. The Company recognized a loss of approximately $4.2 million in connection with this disposition.

     Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The Company is currently in discussions with its senior lenders concerning a proposed sixth amendment that would (i) extend the maturity date of the credit agreement from August 31, 2001 to October 31, 2001 and (ii) modify the financial covenants to accommodate the impact of the sale of A&B Bolt.

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

     The Company has a $5.8 million term note with Heller Financial, Inc. ("Heller"), which matures on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 through 2001. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, it did not seek waivers for the reporting dates of December 31, 2000, March 31, 2001 or June 30, 2001. The Company is in violation of the credit agreement, and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, continued forbearance by certain of the Company's lenders pending modifications to these obligations or the attainment of new financing.

2.   INVENTORY

Inventories consist of the following (dollars in thousands):

                                                                      June 30,               December 31,
                                                                        2001                     2000
                                                                   --------------            -------------

               Raw materials.............................          $       12,006            $      13,189
               Finished goods............................                   9,173                   14,506
               Other.....................................                   2,892                    1,959
                                                                   --------------            -------------

                                                                   $       24,071            $      29,654
                                                                   ==============            =============

3.   REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The Company has reclassified the results of operations of the Engineered Products Group ("EPG") as discontinued operations. This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to discontinued operations. In July 2000, the Company reorganized its operating segments to more closely reflect the markets into which the subsidiaries sell their products and services. Prior to the reorganization, EPG and the Stud Bolt and Gasket Group were combined in the fastener manufacturing and distribution segment. The Energy Group also includes what was formerly known as the machine tool distribution segment. Additionally, one of our subsidiaries that was previously included in the fastener manufacturing and distribution segment is now part of the Energy Group. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Intersegment sales are eliminated. Substantially all sales are from domestic sources and all assets are held in the United States.

                                                                        (DOLLARS IN THOUSANDS)
                                                             STUD BOLT         HEAVY
                                            ENERGY          AND GASKET       FABRICATION         CORPORATE         CONSOLIDATED
                                         ------------      ------------      ------------       ------------       ------------

FOR THE THREE MONTHS ENDED:

JUNE 30, 2001
Sales .............................      $     21,812      $     13,154      $     18,964       $                   $    53,930
Operating income (loss) ...........             3,055               625               790               (832)             3,638

JUNE 30, 2000
Sales .............................      $     22,993      $     12,617      $      7,082       $                   $    42,692
Operating income (loss) ...........             2,041               620            (1,378)            (1,608)              (325)

FOR THE SIX MONTHS ENDED:

JUNE 30, 2001
Sales .............................      $     49,217      $     27,910      $     37,517       $                  $    114,644
Operating income (loss) ...........             6,048             1,963               645             (1,567)             7,089

JUNE 30, 2000
Sales .............................      $     45,599      $     25,311      $     15,046       $                  $     85,956
Operating income (loss) ...........             2,085             1,436            (2,860)            (3,882)            (3,221)

AS OF JUNE 30, 2001:
Total assets ......................      $     29,400      $     24,351      $     44,953       $     27,246       $    125,950

AS OF DECEMBER 31, 2000:
Total assets ......................      $     52,193      $     24,784      $     44,821       $     27,884       $    149,682

4.   EARNINGS (LOSS) PER SHARE

     The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

                                                                                     Three months ended
                                                                                          June 30,
                                                                                    2001                2000
                                                                                 ----------       ----------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for income (loss) from continuing operations per share .....      $   (2,754)      $      421
     Numerator for income from discontinued operations per share ..........                              261
                                                                                 ----------       ----------
     Numerator for net income (loss) per share ............................      $   (2,754)      $      682
                                                                                 ==========       ==========
Denominator:
     Weighted average common shares outstanding - Basic ...................          13,763           13,556
                                                                                 ==========       ==========

Income (loss) from continuing operations per share - Basic ................      $     (.20)      $      .03
Income from discontinued operations per share - Basic .....................                              .02
                                                                                 ----------       ----------
Net income (loss) per share - Basic .......................................      $     (.20)      $      .05
                                                                                 ==========       ==========

DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for income (loss) from continuing operations per share .....      $   (2,754)      $      421
     Numerator for income from discontinued operations per share ..........                              261
                                                                                 ----------       ----------
     Numerator for net income (loss) per share ............................      $   (2,754)      $      682
                                                                                 ==========       ==========
Denominator:
     Weighted average common shares outstanding - Basic ...................          13,763           13,556
     Shares issuable from assumed conversion of common share options,
          warrants granted and debt conversion ............................                              396
                                                                                 ----------       ----------
     Weighted average common shares outstanding - Diluted .................          13,763           13,952
                                                                                 ==========       ==========

Income (loss) from continuing operations per share - Diluted ..............      $     (.20)      $      .03
Income from discontinued operations per share - Diluted ...................                              .02
                                                                                 ----------       ----------
Net income (loss) per share - Diluted .....................................      $     (.20)      $      .05
                                                                                 ==========       ==========


                                                                                      Six months ended
                                                                                          June 30,
                                                                                    2001             2000
                                                                                 ----------       ----------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for loss from continuing operations per share ..............      $   (1,929)      $   (5,417)
     Numerator for income from discontinued operations per share ..........                              632
                                                                                 ----------       ----------
     Numerator for net loss per share .....................................      $   (1,929)      $   (4,785)
                                                                                 ==========       ==========
Denominator:
     Weighted average common shares outstanding - Basic ...................          13,727           14,334
                                                                                 ==========       ==========

Loss from continuing operations per share - Basic .........................      $     (.14)      $     (.37)
Income from discontinued operations per share - Basic .....................                              .04
                                                                                 ----------       ----------
Net loss per share - Basic ................................................      $     (.14)      $     (.33)
                                                                                 ==========       ==========
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
     Numerator for loss from continuing operations per share ..............      $   (1,929)      $   (5,417)
     Numerator for income from discontinued operations per share ..........                              632
                                                                                 ----------       ----------
     Numerator for net loss per share .....................................      $   (1,929)      $   (4,785)
                                                                                 ==========       ==========
Denominator:
     Weighted average common shares outstanding - Basic and Diluted .......          13,727           14,334
                                                                                 ==========       ==========

Loss from continuing operations per share - Diluted .......................      $     (.14)      $     (.37)
Income from discontinued operations per share - Diluted ...................                              .04
                                                                                 ----------       ----------
Net loss per share - Diluted ..............................................      $     (.14)      $     (.33)
                                                                                 ==========       ==========

     There were 629,250 options, and 3,446,863 warrants for the three months ended June 30, 2000 that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. No stock options or warrants were included in the loss per share computation for the three and six month periods ended June 30, 2001 or the six month period ended June 30, 2000 as their effect was anti-dilutive due to the losses recorded. The Company had 5,388,258 warrants and 2,598,417 options outstanding at June 30, 2001, and 5,346,863 warrants and 2,668,750 options outstanding at June 30, 2000.

5.   DEBT

     Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The Company is currently in discussions with its senior lenders concerning a proposed sixth amendment that would (i) extend the maturity date of the credit agreement from August 31, 2001 to October 31, 2001 and (ii) modify the financial covenants to accommodate the impact of the sale of A&B Bolt.

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

     The Company has a $5.8 million term note with Heller, which matures on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 through 2001. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, it did not seek waivers for the reporting dates of December 31, 2000, March 31, 2001 or June 30, 2001. Additionally, the Company does not anticipate being in compliance with these covenants any time during the remainder of 2001 absent modifications from Heller. The Company is in violation of the credit agreement, and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     In August 2000, the Company issued two convertible subordinated notes ("Note A" and "Note B") to SJMB, L.P. ("SJMB") in connection with its acquisition of the 51% of limited partnership interests of Orbitform that it did not already own. Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest, into shares of the Company's common stock at a price of $1.15 per share. Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest, beginning one year after issuance into shares of the Company's common stock at a price of $2.00 per share. In connection with the merger with T-3, SJMB agreed to convert amounts outstanding under the notes immediately prior to the merger into shares of the Company's common stock at $1.75 per share.

     On June 29, 2001, SJMB converted Note A and $0.3 million in accrued interest on Note A into approximately 3.3 million shares of the Company's common stock. Additionally, upon the completion of the merger with T-3, the Company agreed to pay to SJMB $350,000 of accrued interest owed on Note B which was convertible into the Company's common stock at $2.00 per share. At the consummation of the merger, SJMB agreed to convert all of the remaining principal and accrued interest into the number of shares of the Company's common stock equal to a number of shares that will be calculated by dividing the principal and interest that would have been outstanding at the merger date if no amounts of Note A or Note B had been paid or converted, divided by $1.75, less the 3,284,167 shares issued to SJMB from the conversion of Note A described above. (For example, this additional amount would be approximately 1.1 million shares if the merger were to close on September 30, 2001.)

     Additionally, if the merger is not completed by December 31, 2001, the Company agreed to pay SJMB a fee of $600,000 and issue to SJMB a warrant to purchase 1.0 million shares of the Company's common stock at an exercise price of $1.00 per share.

6.   NASDAQ

     On April 18, 2001, the Company received a notice of delisting of its Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because the Company's consolidated financial statements contained in the 2000 Annual Report on Form 10-K, filed on April 12, 2001, reflected potential non-compliance with the requirements of the Nasdaq Marketplace rules that require National Market companies to have $4 million in net tangible assets. As of December 31, 2000, the Company had negative net tangible assets of $8.4 million. The Nasdaq notice also cited the proposed merger with T-3 as a potential change of control transaction that would require the combined company to qualify for listing under the initial listing requirements of the Nasdaq Marketplace rules, which are more stringent than the continued listing requirements. The Company responded that it believes that it can satisfy the Nasdaq Marketplace rules for continued listing based on a pilot program which allows Nasdaq National Market companies to comply with a standard requiring $10 million in shareholders' equity instead of $4 million in net tangible assets. On June 11, 2001, Nasdaq notified the Company that it had presented a definitive plan that would enable it to evidence compliance with requirements for continued listing, pending completion of the merger with T-3, and determined to continue listing the Company's securities on the Nasdaq National Market provided that IHI complies with the following conditions:


     1. On or before June 29, 2001, the Company must make a public filing evidencing a minimum of $10 million in shareholders' equity, as well as compliance with all other requirements for continued listing on the Nasdaq National Market;

     2. The Company must make a timely filing of its Form 10-Q for the quarter ended June 30, 2001 evidencing continued compliance;

     3. On or before October 31, 2001, the Company must submit documentation to Nasdaq evidencing the consummation of the merger with T-3; and

     4. Immediately upon consummation of the merger, the combined company must satisfy all requirements for initial listing on the Nasdaq National Market, including the minimum $5 bid price per share requirement.



     In the event the Company fails to comply with any of these terms, its securities may be immediately transferred to the Nasdaq SmallCap market or may be completely delisted from The Nasdaq Stock Market, in which case, it would become eligible to trade on the over-the-counter bulletin board.

     On July 2, 2001, Nasdaq notified the Company that it had evidenced compliance with the first requirement necessary for continued listing on The Nasdaq National Market and, accordingly, the Company's securities will remain on The Nasdaq National Market and the qualifications exception shall continue, subject to the Company meeting the above-listed future requirements. Additionally, as required by condition 2 above, the Company has filed its Form 10-Q for the quarter ended June 30, 2001 on a timely basis and its consolidated balance sheet as of June 30, 2001 reflects shareholders' equity in excess of $10 million.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and litigation arising in the ordinary course of its business. In the opinion of management, the ultimate liabilities, if any, as a result of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

8.   DIVESTITURES

     In connection with the execution of the Merger Agreement and to improve the liquidity of the Company during the approval period, T-3 purchased the Company's subsidiary, A&B Bolt, for a cash purchase price of $15.0 million. The proceeds were used by the Company to repay secured bank indebtedness of approximately $8.8 million and for working capital purposes. The Company recognized a loss of approximately $4.2 million in connection with this disposition. Sales and operating income for A&B Bolt were as follows:

                                                                 (DOLLARS IN THOUSANDS)
                                                                                OPERATING
                   FOR THE YEAR ENDED:                            SALES          INCOME
                                                                --------        ---------

                   December 31, 2000                            $ 39,041        $    798

                   FOR THE THREE MONTHS ENDED:

                   June 30, 2001                                   3,869             297
                   June 30, 2000                                  10,029             457

                   FOR THE SIX MONTHS ENDED:

                   June 30, 2001                                  14,191           1,025
                   June 30, 2000                                  17,870             457


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     The Company owns and operates a diversified group of middle-market industrial manufacturing and distribution businesses whose products include metal fasteners, large and heavy pressure vessels, steam panels and wind towers, high-pressure industrial valves and related products and services. Its operations are organized into three business segments: (i) the Energy Group;
(ii) the Stud Bolt and Gasket Group ("Stud Bolt"); and (iii) the Heavy Fabrication Group. The Engineered Products Group ("EPG") was accounted for as a discontinued operation beginning in 2000.

     The Company believes its businesses are characterized by strong market positions in niche markets, high value-added products and services, an established and diversified customer base, experienced and committed management, cost-efficient equipment and production facilities with a low sensitivity to technological change. The Company's products and services are sold to a broad customer base primarily in the energy industry. Most of the Company's products are manufactured to specific technical requirements and for specific customer orders.

     During 1999, the Company's operating results were adversely affected by falling oil and gas prices and depressed activity in the energy industry, a decline in spending in the refining and processing industry, increased foreign competition in its Heavy Fabrication Group, and costs associated with a strategic reorganization within EPG. The losses incurred caused financial covenant defaults under most of its indebtedness. Because of weak energy prices and continuing losses, the Company was unable to refinance its debt.

     Although the Company's operating results have improved in 2001 and 2000 over 1999, the Company remains cash constrained and highly leveraged with $80.5 million in debt at June 30, 2001, a significant amount of which is currently due or in default. As a result, the Company (1) is currently seeking an extension to its credit agreement with its senior lenders, which matures August 31, 2001, in order to provide for enough time to complete the merger with T-3; (2) is a party to an agreed temporary injunction and an agreed judgment with respect to an approximately $18 million debt obligation with EnSerCo that requires the merger with T-3 to be completed by October 31, 2001, extendable to December 31, 2001 under certain circumstances; and (3) is currently in default on approximately $5.8 million of term debt with Heller and, absent future financial covenant modifications, expects to remain in default for the rest of 2001. Although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     In late 2000, the Company's Board of Directors determined that it would be in the best interest of the Company to become solely an energy services company. The board of directors believed that the Company would benefit from a concentration of both management and financial resources on a single market. Additionally, the Company's management believed that this strategic change would enhance the probability of successfully refinancing the Company's indebtedness. To begin implementation of its strategy, in December 2000, the Company's board of directors decided to sell EPG and adopted a plan of disposal. In furtherance of this strategy, in April 2000, the board directed management to attempt to sell its Heavy Fabrication Group subsidiary, Beaird Industries, Inc. The Company plans to use the proceeds from the sale of EPG and Beaird to reduce outstanding indebtedness.

     As it became apparent to the Company's management in December 2000 that a successful refinancing of its indebtedness was not likely to occur in the near term, it began to review various alternatives to ensure the ongoing viability of the Company. These alternatives included raising additional equity or selling other non-essential assets. One of these alternatives included seeking a strategic business combination in the oilfield service industry.

     On May 7, 2001, the Company executed the merger agreement with T-3. The merger agreement provides for an equity infusion by T-3's principal shareholder, First Reserve Fund VIII, in the combined company which is estimated to be $1.9 million (based on an expected closing date of September 30, 2001), and the refinancing of substantially all of the Company's indebtedness.

     In connection with the execution of the merger agreement with T-3, and to improve the Company's liquidity, the Company sold A&B Bolt to T-3, for a cash purchase price of $15 million. Approximately $8.8 million of the proceeds were used to repay secured bank indebtedness with the remaining proceeds utilized to pay a $1 million consent fee to EnSerCo under the agreed injunction and for working capital purposes.

     Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The Company is currently in discussions with its senior lenders concerning a proposed sixth amendment that would (i) extend the maturity date of the credit agreement from August 31, 2001 to October 31, 2001 and (ii) modify the financial covenants to accommodate the impact of the sale of A&B Bolt.

     The Company's results of operations are affected by the level of economic activity in the industries served by its customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by the Company's customers within its continuing operations are the petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for products and services, which could adversely affect operating results. During 2000 and continuing into the first six months of 2001, oil and gas prices increased significantly, resulting in an increase in the demand for products and services that are used in the exploration, production and refining of oil and gas. Additionally, because of the extension of the tax credit for Renewable Electricity Production through December 31, 2001, the Company was awarded a significant contract for the fabrication of wind towers. Although the Company expects this credit to be extended, should it expire without extension, the Company expects the level of wind tower revenues to decrease in 2002.

     This section should be read in conjunction with the Company's consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

     The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented.

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                                 2001             2000             2001             2000
                                              ----------       ----------       ----------       ----------

Sales:
     Energy(1) .........................      $   21,812       $   22,993       $   49,217       $   45,599
     Stud Bolt and Gasket ..............          13,154           12,617           27,910           25,311
     Heavy Fabrication .................          18,964            7,082           37,517           15,046
                                              ----------       ----------       ----------       ----------

                                                  53,930           42,692          114,644           85,956
                                              ----------       ----------       ----------       ----------
Cost of Sales:
     Energy(1) .........................          15,266           17,142           34,656           34,625
     Stud Bolt and Gasket ..............           9,713            9,384           20,294           18,660
     Heavy Fabrication .................          16,735            7,044           34,029           15,059
                                              ----------       ----------       ----------       ----------

                                                  41,714           33,570           88,979           68,344
                                              ----------       ----------       ----------       ----------
Gross Profit (Loss):
     Energy(1) .........................           6,546            5,851           14,561           10,974
     Stud Bolt and Gasket ..............           3,441            3,233            7,616            6,651
     Heavy Fabrication .................           2,229               38            3,488              (13)
                                              ----------       ----------       ----------       ----------

                                                  12,216            9,122           25,665           17,612
                                              ----------       ----------       ----------       ----------
Selling, General and Administrative:
     Energy(1) .........................           3,491            3,810            8,513            8,889
     Stud Bolt and Gasket ..............           2,816            2,613            5,653            5,215
     Heavy Fabrication .................           1,439            1,416            2,843            2,847
     Corporate .........................             832            1,608            1,567            3,882
                                              ----------       ----------       ----------       ----------

                                                   8,578            9,447           18,576           20,833
                                              ----------       ----------       ----------       ----------
Operating Income (Loss):
     Energy(1) .........................           3,055            2,041            6,048            2,085
     Stud Bolt and Gasket ..............             625              620            1,963            1,436
     Heavy Fabrication .................             790           (1,378)             645           (2,860)
     Corporate .........................            (832)          (1,608)          (1,567)          (3,882)
                                              ----------       ----------       ----------       ----------

                                              $    3,638       $     (325)      $    7,089       $   (3,221)
                                              ==========       ==========       ==========       ==========

(1) A&B Bolt was sold on May 7, 2001 and amounts include activity through that date.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

     Sales. On a consolidated basis, sales increased $11.2 million, or 26%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Sales for the Energy Group decreased $1.2 million, or 5%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of the sale of A&B Bolt to T-3 effective May 7, 2001. Without A&B Bolt in either period, sales would have increased $4.6 million, or 35%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This sales increase was primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in the latter part of 2000 and first half of 2001 and an improved demand for oilfield services.

     Sales for the Stud Bolt Group increased $0.5 million, or 4%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and energy industries.

     Sales for the Heavy Fabrication Group increased by $11.9 million, or 168%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL Energy LLC ("FPL") to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million, with firm orders to date of 696 50-meter towers and 52 65-meter towers for delivery to wind energy projects in West Texas and Oregon. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in the second quarter of 2001, the manufacture of wind turbine towers and steam panels made up 59% of Beaird's revenues. Backlog at Beaird as of June 30, 2001 has increased 20% over June 30, 2000.

     Cost of Sales. On a consolidated basis, cost of sales increased $8.1 million, or 24%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Gross margin was 23% in 2001 compared to 21% in 2000. Gross margins were higher on a consolidated basis in the 2001 period compared to the 2000 period primarily as a result of improvements in margins at the Energy Group and the Heavy Fabrication Group.

     Cost of sales for the Energy Group decreased $1.9 million, or 11%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of the sale of A&B Bolt to T-3 effective May 7, 2001. Without A&B Bolt in either period, cost of sales would have increased $2.6 million, or 26%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of the increase in sales described above. Gross margin increased from 26% in the 2000 period to 30% in the 2001 period. Excluding A&B Bolt from both periods, the 2001 gross margin was 31% and the 2000 gross margin was 26%. The improvement in margins in 2001 compared to 2000 is attributable to increased sales that cover more fixed costs resulting in higher margins and less competitive pressure on prices to customers as manufacturers' shops became more fully utilized.

     Cost of sales for the Stud Bolt Group increased $0.3 million, or 4%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of the increase in sales described above. Gross margin remained unchanged, 26% in both the 2000 and 2001 periods.

     Cost of sales for the Heavy Fabrication Group increased $9.7 million, or 138%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The gross margin was 12% in the 2001 period compared to 1% for the 2000 period. Gross margin was higher in the 2001 period than the 2000 period as sales increased to levels that were sufficient to generate enough gross profit to cover fixed costs. Additionally, Beaird experienced a favorable sales mix as a significant portion of sales in the 2001 period were made up of wind turbine tower work which has a higher margin than Beaird's other product lines.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses decreased $0.9 million, or 9%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The 2000 period includes approximately $0.3 million in expenses associated with failed refinancing efforts, $0.3 million in stock compensation expenses, and $0.2 million in additional professional fees.

     Selling, general and administrative expenses for the Energy Group decreased $0.3 million, or 8%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Excluding the effect of A&B Bolt, which was sold in May 2001, selling, general and administrative expenses would have increased $0.9 million or 49% for the 2001 period compared to the 2000 period as a result of the increase in sales described above.

     Selling, general and administrative expenses for the Stud Bolt Group increased $0.2 million, or 8%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of the increase in sales described above.

     Selling, general and administrative expenses in the Heavy Fabrication Group remained unchanged for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Selling, general and administrative expenses at corporate decreased $0.8 million, or 48%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The 2000 period includes approximately $0.3 million in expenses associated with failed refinancing efforts, $0.3 million in stock compensation expenses, and $0.2 million in additional professional fees.

     Interest Expense. On a consolidated basis, interest expense decreased $0.1 million, or 4%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of lower interest rates and average debt balances.

     Other Income (Expense), Net. On a consolidated basis, other income (expense), net, was an expense of approximately $4.1 million for the three months ended June 30, 2001 compared with income of approximately $3.1 million for the three months ended June 30, 2000. The 2001 period included a loss of the sale of A&B Bolt of approximately $4.2 million, while the 2000 period included a gain on the sale of Blastco of approximately $2.6 million as well as a gain on the settlement of litigation with Trinity Industries of approximately $0.8 million.

     Income Taxes. The Company recognized no federal tax benefit or expense for the three months ended June 30, 2001 or June 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

     Income (Loss) From Continuing Operations. On a consolidated basis, the Company generated a net loss from continuing operations of $2.8 million for the three months ended June 30, 2001 compared to income from continuing operations of $0.4 million for the three months ended June 30, 2000 as a result of the foregoing factors.

     Loss From Discontinued Operations. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG which included an accrual for the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001. The operating results of EPG have been reflected as Discontinued Operations. Income from discontinued operations was approximately $0.3 million for the three months ended June 30, 2000.

     Net Income (Loss). On a consolidated basis, the Company generated a net loss of $2.8 million for the three months ended June 30, 2001 compared to net income of $0.7 million for the three months ended June 30, 2000 as a result of the foregoing factors.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

     Sales. On a consolidated basis, sales increased $28.7 million, or 33%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Sales for the Energy Group increased $3.6 million, or 8%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in the latter part of 2000 and early 2001 and an improved demand for oilfield services. Additionally, the Company sold A&B Bolt to T-3 effective May 7, 2001, and in April 2000, the Company sold Blastco, its refinery demolition subsidiary. Blastco's sales were $3.5 million for the 2000 period. Excluding the effects of Blastco and A&B Bolt, sales in the Energy Group would have increased $10.4 million, or 42%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Additionally in the second quarter of 2000, the group began providing temporary labor services to the oil and gas construction industry. Sales of $3.0 million were recognized in the 2001 period related to this activity as compared with $1.8 million in the comparable 2000 period.

     Sales for the Stud Bolt Group increased $2.6 million, or 10%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and energy industries.

     Sales for the Heavy Fabrication Group increased by $22.5 million, or 149%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL to fabricate up to 800 wind turbine towers by November 2001 for a total price in excess of $55 million, with firm orders to date of 696 50-meter towers and 52 65-meter towers for delivery to wind energy projects in West Texas and Oregon. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in the first six months of 2001, the manufacture of wind turbine towers and steam panels made up 73% of Beaird's revenues. Backlog at Beaird as of June 30, 2001 has increased 20% over June 30, 2000.

     Cost of Sales. On a consolidated basis, cost of sales increased $20.6 million, or 30%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Gross margin was 22% in 2001 compared to 21% in 2000. Gross margins were higher on a consolidated basis in the 2001 period compared to the 2000 period primarily as a result of improvements in margins at the Energy Group and the Heavy Fabrication Group.

     Cost of sales for the Energy Group remained unchanged for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Gross margin increased from 24% in the 2000 period to 30% in the 2001 period. The Company sold A&B Bolt to T-3 effective May 7, 2001, and in April 2000, the Company sold Blastco, its refinery demolition subsidiary. Excluding the effects of Blastco and A&B Bolt, cost of sales would have increased $6.2 million, or 34%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, and the 2001 gross margin would have been 30% and the 2000 gross margin would have been 26%. The improvement in margins in 2001 compared to 2000 is attributable to increased sales that cover more fixed costs resulting in higher margins and less competitive pressure on prices to customers as manufacturers' shops became more fully utilized.

     Cost of sales for the Stud Bolt Group increased $1.6 million, or 9%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily as a result of the increase in sales described above. Gross margin was 27% in the 2001 period compared with 26% in the 2000 period.

     Cost of sales for the Heavy Fabrication Group increased $19.0 million, or 126%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The gross margin was 9% in the 2001 period compared to 0% for the 2000 period. Gross margin was higher in the 2001 period than the 2000 period as sales increased to levels that were sufficient to generate enough gross profit to cover fixed costs. Additionally, Beaird experienced a favorable sales mix as a significant portion of sales in the 2001 period were made up of wind turbine tower work which has a higher margin than Beaird's other product lines.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses decreased $2.3 million, or 11%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The 2000 period includes approximately $1.0 million in expenses associated with failed refinancing efforts, $0.5 million in officer loan forgiveness and stock compensation expenses, and $0.3 million in additional professional fees.

     Selling, general and administrative expenses for the Energy Group decreased $0.4 million, or 4%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Excluding the effect of A&B Bolt, which was sold in May 2001 and the effect of Blastco, which was sold in April 2000, selling, general and administrative expenses would have increased $1.4 million or 33% for the 2001 period compared to the 2000 period as a result of the increase in sales described above.

     Selling, general and administrative expenses for the Stud Bolt Group increased $0.4 million, or 8%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily as a result of the increase in sales described above.

     Selling, general and administrative expenses in the Heavy Fabrication Group remained unchanged for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Selling, general and administrative expenses at corporate decreased $2.3 million, or 60%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The 2000 period includes approximately $1.0 million in expenses associated with failed refinancing efforts, $0.5 million in officer loan forgiveness and stock compensation expenses, and $0.3 million in additional professional fees.

     Interest Expense. On a consolidated basis, interest expense decreased $0.3 million, or 5%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily as a result of lower interest rates and average debt balances.

     Other Income (Expense), Net. On a consolidated basis, other income (expense), net, was an expense of approximately $4.3 million for the six months ended June 30, 2001 compared with income of approximately $2.8 million for the six months ended June 30, 2000. The 2001 period included a loss of the sale of A&B Bolt of approximately $4.2 million, while the 2000 period included a gain on the sale of Blastco of approximately $2.6 million as well as a gain on the settlement of litigation matters with Trinity Industries of approximately $0.8 million.

     Income Taxes. The Company recognized no federal tax benefit or expense for the six months ended June 30, 2001 or June 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

     Income (Loss) From Continuing Operations. On a consolidated basis, the Company generated a net loss from continuing operations of $1.9 million for the six months ended June 30, 2001 compared to a net loss from continuing operations of $5.4 million for the six months ended June 30, 2000 as a result of the foregoing factors.

     Loss From Discontinued Operations. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG which included an accrual for the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001. The operating results of EPG have been reflected as Discontinued Operations. Income from discontinued operations was approximately $0.6 million for the six months ended June 30, 2000.

     Net Income (Loss). On a consolidated basis, the Company generated a net loss of $1.9 million for the six months ended June 30, 2001 compared to a net loss of $4.8 million for the six months ended June 30, 2000 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had an accumulated deficit of $45.3 million and negative working capital of $23.4 million as a result of $75.0 million in notes payable and long-term obligations classified as current liabilities.

     At June 30, 2001, the Company had short-term debt of $39.7 million, current maturities of long-term obligations of $35.3 million, long-term obligations of $5.5 million and shareholders' equity of $10.5 million. Historically, the Company's principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and the Company's principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. The Company financed acquisitions through bank borrowings, sales of equity and internally generated funds.

     Principal Debt Instruments. As of June 30, 2001, the Company had an aggregate of $80.5 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of the $80.5 million in debt, $20.8 is currently in default.

     Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The Company is currently in discussions with its senior lenders concerning a proposed sixth amendment that would (i) extend the maturity date of the credit agreement from August 31, 2001 to October 31, 2001 and (ii) modify the financial covenants to accommodate the impact of the sale of A&B Bolt.

     In connection with the Company's revolving line of credit agreement, SJMB agreed, under the terms of a limited guaranty agreement with the senior lenders, to guarantee up to $2.0 million of any amount that is advanced to the Company in excess of the defined borrowing base amount under the credit agreement. As a condition of providing this guaranty, the Company entered into a reimbursement agreement with SJMB. Additionally, SJMB has entered into a credit support agreement under which it has agreed to advance up to $1.5 million of funds to cure any future financial covenant defaults under our credit agreement. No amounts have been advanced under these agreements.

     The Company has a $15 million note payable to EnSerCo that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company defaulted on the EnSerCo note. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, the Company and EnSerCo signed an agreed temporary injunction enjoining the Company from selling or disposing of any assets and enjoining the Company from proceeding with the T-3 merger without the consent of EnSerCo, which would not be granted unless EnSerCo was paid a consent fee of $1 million. On May 4, 2001, the Company obtained the consent of EnSerCo to the merger with T-3 and to the sale of A&B Bolt, EPG and Beaird, subject to the payment of the $1 million consent fee and application of the proceeds of the transactions in accordance with the agreed injunction. The consent was provided in an amended agreed injunction which provides that the arbitration proceeding to collect the debt and the temporary restraining order are stayed until the earlier of a default under the terms of the agreed injunction or the termination or the consummation of the merger, at which time all amounts due EnSerCo are to be paid. If the merger is not closed by October 31, 2001, or if the parties are not continuing to use reasonable commercial efforts to close the merger by December 31, 2001, EnSerCo will enter with the court an agreed judgment with respect to all amounts payable by the Company. The Company paid the $1 million consent fee on the signing of the merger agreement.

     The Company has a $5.8 million term note with Heller, which matures on September 30, 2004. The Company was not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 through 2001. The Company requested and received waivers from Heller through the September 30, 2000 reporting period; however, the Company did not seek waivers for the reporting dates of December 31, 2000, March 31, 2001 or June 30, 2001. The Company is in violation of the credit agreement, and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

     The Company has a $3.4 million note payable to Trinity arising from its purchase of Beaird in 1998. This note was payable in equal quarterly installments over two years beginning January 31, 2001. In January 2001, this note was amended and extended. Under the terms of the amended agreement, interest accrued at prime until May 31, 2001, at which time the accrued interest was paid. Beginning August 2001, the note is payable in seven quarterly installments of principal plus accrued interest through February 2003.

     In August 2000, the Company issued two convertible subordinated notes ("Note A" and "Note B") to SJMB, L.P. ("SJMB") in connection with its acquisition of the 51% of limited partnership interests of Orbitform that it did not already own. Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest, into shares of the Company's common stock at a price of $1.15 per share. Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest, beginning one year after issuance into shares of the Company's common stock at a price of $2.00 per share. In connection with the merger with T-3, SJMB agreed to convert amounts outstanding under the notes immediately prior to the merger into shares of the Company's common stock at $1.75 per share. On June 29, 2001, SJMB converted Note A and $0.3 million in accrued interest on Note A into approximately 3.3 million shares of the Company's common stock. Additionally, upon the completion of the merger with T-3, the Company agreed to pay to SJMB in cash $350,000 of accrued interest owed on Note B convertible into the Company's common stock at $2.00 per share. At the consummation of the merger, SJMB agreed to convert all of the remaining principal and accrued interest into the number of shares of the Company's common stock equal to the number of shares calculated by dividing the principal and interest that would have been outstanding at the merger date if no amounts of Note A or Note B had been paid or converted divided by $1.75 less 3,284,167 shares (or approximately 1.1 million shares if the merger were to close on September 30, 2001). Additionally, if the merger is not completed by December 31, 2001, the Company agreed to pay SJMB a fee of $600,000 and issue to SJMB a warrant to purchase 1.0 million shares of the Company's common stock at an exercise price of $1.00 per share.

     The Company's liquidity has been constrained by its borrowing base limitations and by its operating losses and, as a result, its financial position and cash flows have been adversely effected. A significant portion of the Company's debt is currently due or in default. In connection with signing the merger agreement with T-3, and to improve its liquidity prior to closing, the Company sold A&B Bolt to T-3, for a cash purchase price of $15 million. Approximately $8.8 million of the proceeds were used to repay amounts under the senior credit agreement with the remaining proceeds used by the Company to pay the $1 million consent fee to EnSerCo and for working capital purposes. The Company will use the proceeds from the sale of EPG and Beaird to pay down its debt and provide working capital.

     The merger agreement provides that a refinancing of substantially all of the Company's indebtedness is a condition to the closing of the transaction. T-3's principal shareholder, First Reserve Fund VIII, has agreed to assist the combined company in the refinancing effort and, if necessary, to make an equity contribution to the combined company in connection with the refinancing. If a third party refinancing is not available on commercially reasonable terms, First Reserve Fund VIII has agreed to provide a bridge loan to effect the refinancing. If the merger with T-3 is not closed for any reason, the Company may not be able to extend the payment of or refinance its indebtedness. In that event, the Company's financial condition and liquidity will be adversely impacted, which will negatively impact its business.

     The Energy Group's success is closely tied to the price of oil and gas. Sales and operating income within the Energy Group have improved in 2000 and the first six months of 2001. These improvements have been primarily attributable to increases in the worldwide rig count, optimism regarding long-term energy prices, increases in worldwide demand for oil and gas, coupled with declining production in many areas, increased exploration and production spending in 2000 and 2001, and an improved demand for oilfield services. Within the Energy Group, management believes that sales reached their lowest levels during the second and third quarters of 1999.

     The Stud Bolt Group serves both the oil and gas exploration and production industry and the hydrocarbon processing industry. The Stud Bolt Group has experienced results similar to the Energy Group operations. Management's expectation is that with higher oil and gas prices, higher sales and profitability within these operations will be sustained. The Stud Bolt Group has experienced such a trend for the first six months of 2001.

     The Heavy Fabrication Group's sales and profitability have improved in the first six months of 2001 compared to the first six months of 2000 as a result of a new market focus, namely the alternative energy market. The composition of its backlog both at the end of 2000 and at the end of the second quarter of 2001 reflects this approach since a significant portion consists of products for the power generation industry as opposed to its traditional products that serve the hydrocarbon processing industry.

     Net Cash Provided by Operating Activities. For the six months ended June 30, 2001, net cash provided by operating activities was $0.7 million compared to the six months ended June 30, 2000, which provided cash of $6.0 million. Net cash was provided in the 2001 period because the net loss included a non-cash loss on the sale of a subsidiary and net cash provided from discontinued operations that, on a combined basis, more than offset the net cash used in working capital changes. Net cash was provided in the 2000 period because the sum of the net loss plus depreciation was more than offset by the net cash provided by working capital changes.

     Net Cash Provided by (Used in) Investing Activities. Principal uses of cash are for capital expenditures. For the six months ended June 30, 2001 and 2000, the Company made capital expenditures of approximately $2.7 million and $2.2 million, respectively. Additionally, the Company received proceeds from the sale of a subsidiary of approximately $14.9 million in the 2001 period compared with $2.0 million in the 2000 period. Additionally, the Company made investments in unconsolidated affiliates of $1.4 million for the six months ended June 30, 2000.

     Net Cash Used In Financing Activities. Sources of cash from financing activities include proceeds from issuance of long-term obligations. Financing activities used net cash of $12.8 million in the six months ended June 30, 2001 compared with the six months ended June 30, 2000, which used net cash of $5.5 million. During the six months ended June 30, 2001, the Company had net repayments of $9.5 million under its credit facilities, compared with the six months ended June 30, 2000, which had net repayments of $2.3 million under its credit facilities. During the six months ended June 30, 2000, the Company had proceeds from issuance of long-term obligations of $2.0 million. During the six months ended June 30, 2001, the Company made principal payments on long-term obligations of $3.5 million compared to $5.2 million in the six months ended June 30, 2000.

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

IF WE DO NOT COMPLETE THE MERGER WITH T-3, WE WOULD BE IN VIOLATION OF AN AGREED ORDER WITH ENSERCO AND OUR AGREEMENT WITH NASDAQ.

     We have a $15 million note payable to EnSerCo that we defaulted on. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, we and EnSerCo signed an agreed temporary injunction enjoining us from selling or disposing of any assets and enjoining us from proceeding with the T-3 merger without the consent of EnSerCo, which we obtained on May 4, 2001. The consent was provided in an amended agreed injunction which provides that the arbitration proceeding to collect the debt and the temporary restraining order are stayed until the earlier of a default under the terms of the agreed injunction or the termination or the consummation of the merger, at which time all amounts due EnSerCo are to be paid. If the merger is not closed by October 31, 2001, or if the parties are not continuing to use reasonable commercial efforts to close the merger by December 31, 2001, EnSerCo will enter with the court an agreed judgment with respect to all amounts payable by us. We paid the $1 million consent fee on the signing of the merger agreement.

     On April 18, 2001, we received a notice of delisting of its Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because our consolidated financial statements contained in the 2000 Annual Report on Form 10-K reflected potential non-compliance with the requirements of the Nasdaq Marketplace rules that require National Market companies to have $4 million in net tangible assets. As of December 31, 2000, we had negative net tangible assets of $8.4 million. The Nasdaq notice also cited the proposed merger with T-3 as a potential change of control transaction that would require the combined company to qualify for listing under the initial listing requirements of the Nasdaq Marketplace rules, which are more stringent than the continued listing requirements. We responded that we believe that we can satisfy the Nasdaq Marketplace rules for continued listing based on a pilot program which allows Nasdaq National Market companies to comply with a standard requiring $10 million in shareholders' equity instead of $4 million in net tangible assets. On June 11, 2001, Nasdaq notified us that we had presented a definitive plan that would enable us to evidence compliance with requirements for continued listing, pending completion of the merger with T-3, and determined to continue listing our securities on the Nasdaq National Market provided that we comply with the following conditions:

     1. On or before June 29, 2001, we must make a public filing evidencing a minimum of $10 million in shareholders' equity, as well as compliance with all other requirements for continued listing on the Nasdaq National Market;

     2. We must make a timely filing of its Form 10-Q for the quarter ended June 30, 2001 evidencing continued compliance;

     3. On or before October 31, 2001, we must submit documentation to Nasdaq evidencing the consummation of the merger with T-3; and

     4. Immediately upon consummation of the merger, the combined company must satisfy all requirements for initial listing on the Nasdaq National Market, including the minimum $5 bid price per share requirement.

     In the event we fail to comply with any of these terms, our securities may be immediately transferred to the Nasdaq SmallCap market or may be completely delisted from The Nasdaq Stock Market, in which case, we would become eligible to trade on the over-the-counter bulletin board.

WE ARE IN DEFAULT UNDER OUR HELLER TERM LOANS AND HELLER HAS THE RIGHT TO DECLARE ALL OUTSTANDING AMOUNTS IMMEDIATELY DUE AND PAYABLE.

     We have a $5.8 million term note with Heller that contains requirements as to the maintenance of minimum levels of working capital and net worth, minimum ratios of debt to cash flow, cash flow to certain fixed charges, liabilities to tangible net worth, current ratio, and capital expenditures, all of which are calculated on a trailing twelve month basis. We were not in compliance with certain financial covenants at each of the required quarterly reporting dates during 1999 through 2001. In October 2000, we requested and received waivers from Heller through the September 30, 2000 reporting period; however, we did not seek waivers for the reporting date of December 31, 2000, March 31, 2001 or June 30, 2001. We are in violation of the credit agreement and although Heller has not expressed the intent to call this obligation, it retains the right to do so.

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

     We are exposed to some market risk due to the floating interest rate under our revolving line of credit and certain of our term debt. As of June 30, 2001, the revolving line of credit had a principal balance of $39.7 million and an interest rate that floats with prime. We also have $5.8 million of long-term debt bearing interest at Libor plus 2.5% and long-term debt of $11.7 million and an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balance. We have determined that it is not necessary to participate in interest rate-related derivative financial instruments because we currently do not expect significant short-term increases in interest rates charged under the revolving line of credit.

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

Item 2.  Changes in Securities

     Effective June 29, 2001, SJMB converted $3.45 million in principal plus accrued interest into 3,284,167 shares of common stock of the Company at a conversion price of $1.15 per share.

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

Item 5.  Other Information

     (a)  Acquisition and Disposition of Assets

     On May 7, 2001, the Company sold its wholly-owned subsidiary, A&B Bolt & Supply, Inc., to T-3 Energy Services, Inc., for a cash purchase price of $15 million. Approximately $8.8 million of the proceeds were used to repay secured bank indebtedness with the remaining proceeds utilized to pay a $1 million consent fee to EnSerCo, L.L.C. under an agreed injunction, and for working capital purposes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         None.

     (b)  Reports on Form 8-K

     On June 29, 2001, the Company filed a current report on Form 8-K disclosing in Item 5 that SJMB, a large shareholder of the Company, had agreed to convert all outstanding principal and accrued interest under Note A on June 29, 2001 into approximately 3.3 million shares of the Company's common stock at $1.15 per share. SJMB's election to convert Note A is set forth in a second amendment of the terms of the Convertible Notes filed as exhibit 99 to the current report on Form 8-K (the "Second Amendment"). The Second Amendment also provides, among other things, that the obligations and rights set forth in Amendment No. 1 are terminated and on the date of the consummation of the merger between the Company and T-3, all remaining principal and accrued interest outstanding under Note B will automatically convert into that number of shares of the Company's common stock equal to (1) the number of shares that would have been received by SJMB had SJMB not converted Note A on June 29, 2001, but instead had converted the entire principal and accrued interest outstanding on the date of the consummation of the merger between the Company and T-3 under both Convertible Notes less (2) the 3,284,167 shares of the Company's common stock received on conversion of Note A. SJMB has agreed not to convert the principal amount or interest of Note B prior to the earlier to occur of the merger or December 31, 2001.

     Also included in the current report on Form 8-K filed by the Company was an unaudited pro forma condensed balance sheet that adjusts the Company's historical balance sheet as of May 31, 2001 for the conversion of Note A as if the conversion had occurred on May 31, 2001. The unaudited pro forma condensed balance sheet in the opinion of management includes all adjustments considered necessary to present fairly the balance sheet at May 31, 2001.

     (c)  Exhibits

     Amendment No. 2 to Industrial Holdings, Inc. $3.45 million Subordinated Convertible Promissory Note Issued to SJMB, L.P. dated August 25, 2000 and $3.45 million Subordinated Convertible Promissory Note Issued to SJMB, L.P. dated August 25, 2000 and Agreement to Convert dated June 29, 2001 was filed as exhibit 99 to the current report on Form 8-K filed by the Company on June 29, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL HOLDINGS, INC.



Date: July 25, 2001                By: /s/Christine A. Smith
                                      --------------------------------------
                                       Christine A. Smith,
                                       Chief Accounting Officer and
                                       Executive Vice President