Form 10-Q
period 2001-09-30
INDUSTRIAL HOLDINGS INC
filed 2001-11-19
CIK 879884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2001


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

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days. Yes [X]   [ ] No

   The aggregate market value of common stock held by non-affiliates of the registrant was $9,851,476 at November 16, 2001. At that date, there were 16,985,998 shares of common stock outstanding.

================================================================================

                            INDUSTRIAL HOLDINGS, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART  I     FINANCIAL INFORMATION
            Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheets at
                       September 30, 2001 and December 31, 2000..........     1

                     Consolidated Statements of Operations for the
                       Three and Nine Months ended September 30, 2001
                         and 2000........................................     2

                     Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 2001 and 2000.....     3

                     Notes to Consolidated Financial Statements...........    5

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations......   12

            Item 3.  Qualitative and Quantitative Disclosures about
                       Market Risk........................................   24

PART  II    OTHER INFORMATION

            Item 1.  Legal Proceedings....................................   25

            Item 2.  Changes in Securities................................   25

            Item 3.  Defaults upon Senior Securities......................   25

            Item 4.  Submission of Matters to a Vote of
                       Security Holders (no response required)

            Item 5.  Other Information....................................   25

            Item 6.  Exhibits and Reports on Form 8-K.....................   25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            INDUSTRIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   September 30,      December 31,
                                                                                       2001              2000
                                                                                  --------------      ------------
                               ASSETS                                              (unaudited)
Current assets:
Cash and equivalents ..........................................................     $   1,094          $     945
Accounts receivable - trade, net ..............................................        32,461             38,155
Cost and estimated earnings in excess of billings .............................         1,354              2,986
Inventories ...................................................................        23,116             29,654
Notes receivable, current portion .............................................           204                278
Net assets of discontinued operations .........................................        18,755             26,651
Prepaid and other current assets ..............................................           918                759
                                                                                    ---------          ---------
   Total current assets .......................................................        77,902             99,428

Property and equipment, net ...................................................        32,402             32,942
Notes receivable, less current portion ........................................           130                162
Other assets ..................................................................         2,076                 93
Intangible assets, net ........................................................         7,015             17,057
                                                                                    ---------          ---------

   Total assets ...............................................................     $ 119,525          $ 149,682
                                                                                    =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable .................................................................     $  39,646          $  49,189
Accounts payable - trade ......................................................        19,977             24,195
Billings in excess of costs and estimated earnings ............................         3,178              6,473
Accrued expenses and other ....................................................        12,013             11,228
Current portion of long-term obligations ......................................        33,950             41,218
                                                                                    ---------          ---------
   Total current liabilities ..................................................       108,764            132,303

Long-term obligations, less current portion ...................................         4,800              6,391
Other long-term liabilities ...................................................         2,749              2,004
Deferred income tax liability .................................................           305                302
                                                                                    ---------          ---------
   Total liabilities ..........................................................       116,618            141,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock $.01 par value, 7,500,000 shares
     authorized, no shares issued or outstanding
   Common stock $.01 par value, 50,000,000 shares authorized, 18,572,263 and
     16,985,998 shares issued and outstanding, respectively, in 2001, and
     15,276,430 and 13,690,165 shares issued and outstanding,
     respectively, in 2000 ....................................................           185                153
   Additional paid-in capital .................................................        58,932             55,173
   Accumulated deficit ........................................................       (52,938)           (43,372)
   Treasury stock, at cost, 1,586,265 shares ..................................        (3,272)            (3,272)
                                                                                    ---------          ---------
     Total shareholders' equity ...............................................         2,907              8,682
                                                                                    ---------          ---------

   Total liabilities and shareholders' equity .................................     $ 119,525          $ 149,682
                                                                                    =========          =========

            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months ended                  Nine Months ended
                                                                    September 30,                       September 30,
                                                               2001              2000              2001              2000
                                                            ---------         ---------         ---------         ---------
Sales ................................................      $  48,937         $  50,874         $ 163,581         $ 136,830
Cost of sales ........................................         41,793            39,055           130,772           106,824
                                                            ---------         ---------         ---------         ---------

Gross profit .........................................          7,144            11,819            32,809            30,006

Selling, general and administrative expenses .........          7,926             8,811            26,502            30,219
                                                            ---------         ---------         ---------         ---------

Operating income (loss) ..............................           (782)            3,008             6,307              (213)

Other income (expense):
   Interest expense ..................................         (1,917)           (2,794)           (6,641)           (7,780)
   Interest income ...................................             14                 7                19                56
   Other income (expense), net .......................            110               193            (4,168)            2,962
                                                            ---------         ---------         ---------         ---------

Total other income (expense) .........................         (1,793)           (2,594)          (10,790)           (4,762)
                                                            ---------         ---------         ---------         ---------

Income (loss) from continuing operations
   before income taxes ...............................         (2,575)              414            (4,483)           (4,975)
Income tax expense, state ............................              7                84                28               111
                                                            ---------         ---------         ---------         ---------

Income (loss) from continuing operations .............         (2,582)              330            (4,511)           (5,086)

Income (loss) from discontinued operations ...........         (5,055)              (95)           (5,055)              536
                                                            ---------         ---------         ---------         ---------

Net income (loss) ....................................      $  (7,637)        $     235         $  (9,566)        $  (4,550)
                                                            =========         =========         =========         =========

Basic earnings (loss) per share:
   Continuing operations .............................      $    (.15)        $     .02         $    (.31)        $    (.36)
   Discontinued operations ...........................           (.30)             (.00)             (.34)              .04
                                                            ---------         ---------         ---------         ---------
   Net income (loss) .................................      $    (.45)        $     .02         $    (.65)        $    (.32)
                                                            =========         =========         =========         =========
Diluted earnings (loss) per share:
   Continuing operations .............................      $    (.15)        $     .02         $    (.31)        $    (.36)
   Discontinued operations ...........................           (.30)             (.00)             (.34)              .04
                                                            ---------         ---------         ---------         ---------
   Net income (loss) .................................      $    (.45)        $     .02         $    (.65)        $    (.32)
                                                            =========         =========         =========         =========

Weighted average number of common shares
   outstanding - basic ...............................         16,986            13,685            14,825            14,107
Weighted average number of common shares
   outstanding - dilutive ............................         16,986            15,139            14,825            14,107


            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             Nine Months ended
                                                                                September 30,
                                                                           2001             2000
                                                                         --------         --------
Cash flows from operating activities:
Net loss .........................................................       $ (9,566)        $ (4,550)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     (Income) loss from discontinued operations ..................          5,055             (536)
     Depreciation and amortization ...............................          3,761            3,573
     Loss (gain) on sale of subsidiary ...........................          4,168           (2,551)
     Issuance of common stock and warrants .......................             14              261
   Changes in assets and liabilities, net of effect of
     purchase acquisitions and divestitures:
        Accounts receivable ......................................         (2,741)          (1,492)
        Inventories ..............................................         (1,366)            (931)
        Notes receivable .........................................            106            1,678
        Prepaid and other assets .................................           (612)           2,704
        Accounts payable and accrued liabilities .................            716            5,354
        Other long-term liabilities ..............................            748              399
                                                                         --------         --------
Net cash provided by operating activities of
   continuing operations .........................................            283            3,909
Net cash provided by operating activities of
   discontinued operations .......................................          2,897            2,354
                                                                         --------         --------

Net cash provided by operating activities ........................          3,180            6,263

Cash flows from investing activities:
Purchase of property and equipment ...............................         (3,376)          (3,214)
Proceeds from disposals of property and equipment ................            407              812
Proceeds from sale of subsidiary .................................         14,921            2,000
Investments in unconsolidated affiliates .........................                          (1,446)
                                                                         --------         --------
Net cash provided by (used in) investing activities of
   continuing operations .........................................         11,952           (1,848)
Net cash provided by (used in) investing activities of
   discontinued operations .......................................            (56)             469
                                                                         --------         --------

Net cash provided by (used in) investing activities ..............         11,896           (1,379)


            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                                        Nine Months ended
                                                                                           September 30,
                                                                                      2001             2000
                                                                                    --------         --------
Cash flows from financing activities:
Net repayments under revolving line of credit ...............................         (9,543)          (1,843)
Proceeds from the issuance of long-term obligations .........................            130            2,091
Principal payments on notes payable and
   long-term obligations ....................................................         (5,514)          (6,338)
                                                                                    --------         --------
Net cash used in financing activities
   of continuing operations .................................................        (14,927)          (6,090)
Net cash provided by (used in) financing activities
   of discontinued operations................................................
                                                                                    --------         --------

Net cash used in financing activities .......................................        (14,927)          (6,090)
                                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents ........................            149           (1,206)
Cash and cash equivalents, beginning of period ..............................            945            1,738
                                                                                    --------         --------
Cash and cash equivalents, end of period ....................................       $  1,094         $    532
                                                                                    ========         ========


Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants ........................................................       $      0         $    407
Property acquired with debt or capital leases ...............................            130            2,091
Conversion of debt and accrued interest to equity ...........................          3,777                0

Supplemental disclosures of cash flow information: Cash paid for:
     Interest ...............................................................       $  5,802         $  5,169
     Income taxes ...........................................................              0                0


            See notes to unaudited consolidated financial statements.

                            INDUSTRIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001


1. BASIS OF PRESENTATION AND MANAGEMENT PLANS

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements include the accounts of Industrial Holdings, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified from previous periods to conform to the current presentation.

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company had current liabilities in excess of current assets of $32.9 million and $30.9 million at December 31, 2000 and September 30, 2001, respectively and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

   In December 2000, the Company made the decision to actively seek a purchaser for the Engineered Products Group ("EPG") segment and adopted a plan of disposal. The Company has accounted for the planned divestiture as discontinued operations. EPG's customer base is comprised of various consumer product industries, including automotive and home furnishings. The Company believes that divesting of EPG will allow it to strategically focus on the energy market. The Company believes the ability to concentrate both management and financial resources on a single market will allow it to successfully capitalize on the opportunities in that market. In October 2001, the Company completed the sales of four of the five subsidiaries of EPG and in November 2001, the Company entered into an agreement to sell the remaining subsidiary, Landreth Metal Forming, Inc. ("Landreth"). This transaction is expected to close in November 2001. Proceeds from the sale of EPG are being used to reduce debt. (See
Note 9.)

   On April 26, 2001, the Company reached the strategic decision to market the Heavy Fabrication Group segment subsidiary, Beaird Industries, Inc. ("Beaird"), for sale. Beaird manufactures and distributes medium and thick-walled pressure vessels, wind towers, gas turbine casings, heat exchangers, heat panels and other large machined weldments. Much of Beaird's customer base is outside the traditional oil and gas services industry and is more focused on alternative energy industries, such as wind energy and cogeneration. As was the case with the Company's decision with respect to EPG, the Company believes that divesting of Beaird will allow it to strategically focus on the oil and gas services market. In November 2001, the Company entered into an agreement to sell Beaird upon consummation of the merger described below. The proceeds from the sale of Beaird will be used to reduce debt.

   Effective May 7, 2001, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") among the Company, T-3 Energy Services, Inc. ("T-3"), and First Reserve Fund VIII, L.P. ("First Reserve") whereby the Company and T-3 will be merged in a stock for stock transaction. Upon completion of the merger, the Company will be the surviving entity and the current stockholders of T-3 will own a majority of the combined company. As a part of the transaction, T-3's largest shareholder, First Reserve, will contribute $46.8 million of equity to the business and will assist the Company to refinance the combined company's debt into a long-term credit facility. Among other conditions, the merger is contingent upon obtaining the approval of the shareholders of the Company and T-3, and customary regulatory approvals. The transaction is expected to close in December 2001.

   Effective May 7, 2001, in connection with the execution of the Merger Agreement and to improve the liquidity of the Company during the approval period, the Company sold its subsidiary, A&B Bolt & Supply, Inc. ("A&B Bolt"), to T-3 for a cash purchase price of $15.0 million. Approximately $8.8 million of the proceeds were used to repay secured bank indebtedness with the remaining proceeds utilized to pay a $1 million consent fee to EnSerCo under the agreed injunction and for working capital purposes. The Company recognized a loss of approximately $4.2 million in connection with this disposition.

   Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The senior credit facility matured on August 31, 2001. The Company's senior lenders have agreed not to enforce their rights or seek repayment of the indebtedness through December 15, 2001. This forbearance agreement will be extended through December 31, 2001 if the closing of the sale of Landreth is consummated on or before December 15, 2001. In connection with this extension, the maximum borrowings under the senior credit agreement were reduced to $32 million. Furthermore, a permanent reduction in the maximum borrowings under the senior credit agreement will result from the application of the proceeds of the Landreth sale. (See Note 9.)

   In October 2001, the Company determined that GHX, Inc. ("GHX") was not a core business. In November 2001, the Company executed a definitive agreement to sell GHX to two former GHX shareholders, including its current president, for $5.4 million including the assumption of certain debt.

   The Company has a $15 million note payable to EnSerCo, L.L.C. ("EnSerCo") that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, EnSerCo and the Company signed an agreement, so long as the definitive merger agreement between the Company and T-3 is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under special circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the Merger transaction, the disposition of the Company's EPG and the disposition of the Company's subsidiaries, A&B Bolt and Beaird. An amended agreed injunction provides that the arbitration proceedings to collect the debt is stayed until the earlier of a default under the terms of the agreed injunction or the termination or the consummation of the merger, at which time all amounts due EnSerCo are to be paid. If the merger is not closed by December 31, 2001, EnSerCo will be entitled to enter with the court an agreed judgment with respect to all amounts payable by the Company.

   The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, continued forbearance by certain of the Company's lenders pending modifications to these obligations or the attainment of new financing.

2. INVENTORY

Inventories consist of the following (dollars in thousands):


                                            September 30,     December 31,
                                                2001             2000
                                            -------------   --------------

          Raw materials................       $  11,471        $  13,189
          Finished goods...............           9,265           14,506
          Other........................           2,380            1,959
                                              ---------        ---------

                                              $  23,116        $  29,654
                                              =========        =========

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

                                                                            (DOLLARS IN THOUSANDS)

                                                               STUD BOLT          HEAVY
FOR THE THREE MONTHS ENDED:                     ENERGY         AND GASKET      FABRICATION         CORPORATE       CONSOLIDATED
                                             ------------    -------------    -------------      -------------    --------------
SEPTEMBER 30, 2001
Sales .................................       $  16,812        $  12,817        $  19,308         $                 $  48,937
Operating income (loss) ...............             443              325             (300)           (1,250)             (782)

SEPTEMBER 30, 2000
Sales .................................       $  26,461        $  12,672        $  11,741         $                 $  50,874
Operating income (loss) ...............           2,704              918              123              (737)            3,008

FOR THE NINE MONTHS ENDED:

SEPTEMBER 30, 2001
Sales .................................       $  66,029        $  40,727        $  56,825         $                 $ 163,581
Operating income (loss) ...............           6,491            2,288              345            (2,817)            6,307

SEPTEMBER 30, 2000
Sales .................................       $  72,060        $  37,983        $  26,787         $                 $ 136,830
Operating income (loss) ...............           4,788            2,355           (2,737)           (4,619)             (213)

AS OF SEPTEMBER 30, 2001:
Total assets ..........................       $  28,053        $  23,989        $  46,378         $  21,105         $ 119,525

AS OF DECEMBER 31, 2000:
Total assets ..........................       $  52,193        $  24,784        $  44,821         $  27,884         $ 149,682


4. EARNINGS (LOSS) PER SHARE

   The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

                                                                                            Three months ended
                                                                                               September 30,
                                                                                         2001                 2000
                                                                                       --------            --------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
      Numerator for income (loss) from continuing operations per share ........        $ (2,582)           $    330
      Numerator for loss  from discontinued operations per share ..............          (5,055)                (95)
                                                                                       --------            --------
      Numerator for net income (loss) per share ...............................        $ (7,637)           $    235
                                                                                       ========            ========
Denominator:
      Weighted average common shares outstanding - Basic ......................          16,986              13,685
                                                                                       ========            ========

Income (loss) from continuing operations per share - Basic ....................        $   (.15)           $    .02
Loss from discontinued operations per share - Basic ...........................            (.30)               (.00)
                                                                                       --------            --------
Net income (loss) per share - Basic ...........................................        $   (.45)           $    .02
                                                                                       ========            ========

DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
      Numerator for income (loss) from continuing operations per share ........        $ (2,582)           $    330
      Numerator for loss from discontinued operations per share ...............          (5,055)                (95)
                                                                                       --------            --------
      Numerator for net income (loss) per share ...............................        $ (7,637)           $    235
                                                                                       ========            ========
Denominator:
      Weighted average common shares outstanding - Basic ......................          16,986              13,685
      Shares issuable from assumed conversion of common share options,
            warrants granted and debt conversion ..............................                               1,454
                                                                                       --------            --------
      Weighted average common shares outstanding - Diluted ....................          16,986              15,139
                                                                                       ========            ========

Income (loss) from continuing operations per share - Diluted ..................        $   (.15)           $    .02
Loss from discontinued operations per share - Diluted .........................            (.30)               (.00)
                                                                                       --------            --------
Net income (loss) per share - Diluted .........................................        $   (.45)           $    .02
                                                                                       ========            ========


                                                                                            Nine months ended
                                                                                               September 30,
                                                                                         2001                 2000
                                                                                       --------            --------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
      Numerator for loss from continuing operations per share .................        $ (4,511)           $ (5,086)
      Numerator for income (loss) from discontinued operations per share ......          (5,055)                536
                                                                                       --------            --------
      Numerator for net loss per share ........................................        $ (9,566)           $ (4,550)
                                                                                       ========            ========
Denominator:
      Weighted average common shares outstanding - Basic ......................          14,825              14,107
                                                                                       ========            ========

Loss from continuing operations per share - Basic .............................        $   (.31)           $   (.36)
Income (loss) from discontinued operations per share - Basic ..................            (.34)                .04
                                                                                       --------            --------
Net loss per share - Basic ....................................................        $   (.65)           $   (.32)
                                                                                       ========            ========


DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
      Numerator for loss from continuing operations per share .................        $ (4,511)           $ (5,086)
      Numerator for income (loss) from discontinued operations per share ......          (5,055)                536
                                                                                       --------            --------
      Numerator for net loss per share ........................................        $ (9,566)           $ (4,550)
                                                                                       ========            ========
Denominator:
      Weighted average common shares outstanding - Basic and Diluted ..........          14,825              14,107
                                                                                       ========            ========

Loss from continuing operations per share - Diluted ...........................        $   (.31)           $   (.36)
Income (loss) from discontinued operations per share - Diluted ................            (.34)                .04
                                                                                       --------            --------
Net loss per share - Diluted ..................................................        $   (.65)           $   (.32)
                                                                                       ========            ========

   There were 629,250 options, and 3,488,258 warrants for the three months ended September 30, 2000 that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. No stock options or warrants were included in the loss per share computation for the three and nine month periods ended September 30, 2001 or the nine month period ended September 30, 2000 as their effect was anti-dilutive due to the losses recorded. The Company had 5,388,258 warrants and 2,598,417 options outstanding at September 30, 2001, and 5,388,258 warrants and 2,663,417 options outstanding at September 30, 2000.

5. DEBT

   Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The senior credit facility matured on August 31, 2001. The Company's senior lenders have agreed not to enforce their rights or seek repayment of the indebtedness through December 15, 2001. This forbearance agreement will be extended through December 31, 2001 if the closing of the sale of Landreth is consummated on or before December 15, 2001. In connection with this extension, the maximum borrowings under the senior credit agreement were reduced to $32 million. Furthermore, a permanent reduction in the maximum borrowings under the senior credit agreement will result from the application of the proceeds of the Landreth sale.

   The Company has a $15 million note payable to EnSerCo that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, EnSerCo and the Company signed an agreement, so long as the definitive merger agreement between the Company and T-3 is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under certain circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the Merger transaction, the disposition of the Company's EPG and the disposition of the Company's subsidiaries, A&B Bolt and Beaird. An amended agreed injunction provides that the arbitration proceedings to collect the debt is stayed until the earlier of a default under the terms of the agreed injunction or the termination or the consummation of the merger, at which time all amounts due EnSerCo are to be paid. If the merger is not closed by December 31, 2001, EnSerCo will be entitled to enter with the court an agreed judgment with respect to all amounts payable by the Company.

   In August 2000, the Company issued two convertible subordinated notes ("Note A" and "Note B") to SJMB, L.P. ("SJMB") in connection with its acquisition of the 51% of limited partnership interests of Orbitform that it did not already own. Note A was an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest, into shares of the Company's common stock at a price of $1.15 per share.

Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest, beginning one year after issuance into shares of the Company's common stock at a price of $2.00 per share. In connection with the merger with T-3, SJMB agreed to convert amounts outstanding under the notes immediately prior to the merger into shares of the Company's common stock at $1.28 per share.

   On June 29, 2001, SJMB converted Note A and $0.3 million in accrued interest on Note A into approximately 3.3 million shares of the Company's common stock. Additionally, upon the completion of the merger with T-3, the Company agreed to pay to SJMB $350,000 of accrued interest owed on Note B which was convertible into the Company's common stock at $2.00 per share. At the consummation of the merger, SJMB agreed to convert all of the remaining principal and accrued interest into the number of shares of the Company's common stock equal to a number of shares that will be calculated by dividing the principal and interest that would have been outstanding at the merger date if no amounts of Note A or Note B had been paid or converted, divided by $1.28, less the 3,284,167 shares issued to SJMB from the conversion of Note A described above. (The Company will issue approximately 2.9 million shares as a result of conversion of Note B and related accrued interest if the merger were to close on December 12, 2001.)

   Additionally, if the merger is not completed by December 31, 2001, the Company agreed to pay SJMB a fee of $600,000 and issue to SJMB a warrant to purchase 1.0 million shares of the Company's common stock at an exercise price of $1.00 per share.

6. NASDAQ

   On April 18, 2001, the Company received a notice of delisting of its Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because the Company's consolidated financial statements contained in the 2000 Annual Report on Form 10-K, filed on April 12, 2001, reflected potential non-compliance with the requirements of the Nasdaq Marketplace rules that require National Market companies to have $4 million in net tangible assets. As of December 31, 2000, the Company had negative net tangible assets of $8.4 million. The Nasdaq notice also cited the proposed merger with T-3 as a potential change of control transaction that would require the combined company to qualify for listing under the initial listing requirements of the Nasdaq Marketplace rules, which are more stringent than the continued listing requirements. The Company responded that it believed that it could satisfy the Nasdaq Marketplace rules for continued listing based on a pilot program which allows Nasdaq National Market companies to comply with a standard requiring $10 million in shareholders' equity instead of $4 million in net tangible assets. On June 11, 2001, Nasdaq notified the Company that it had presented a definitive plan that would enable it to evidence compliance with requirements for continued listing, pending completion of the merger with T-3, and determined to continue listing the Company's securities on the Nasdaq National Market provided that the Company complies with the following conditions:

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


        On August 17, 2001, Nasdaq informed the Company that it had complied with the first two filing requirements. On November 2, 2001, Nasdaq granted an extension of the October 31, 2001 deadline for filing evidence of the closing of the merger through December 31, 2001.

   Because the Company's shareholders' equity for the September 30, 2001 reporting period is less than $10 million, without additional equity contributions, its securities may be transferred to the Nasdaq SmallCap market or may be completely delisted from The Nasdaq Stock Market, in which case, the Company's securities would become eligible to trade on the over-the-counter bulletin board.

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


                                                  (DOLLARS IN THOUSANDS)

                                                                 OPERATING
             FOR THE YEAR ENDED:                  SALES            INCOME
                                               ----------       -----------

             December 31, 2000                 $   39,041        $    798

             FOR THE THREE MONTHS ENDED:

             September 30, 2001                         0               0
             September 30, 2000                    10,884             545

             FOR THE NINE MONTHS ENDED:

             September 30, 2001                    14,191           1,025

             September 30, 2000                    28,754           1,002


9. SUBSEQUENT EVENTS

   In October 2001, the Company completed sales of four of the subsidiaries within EPG for $17.1 million. The net cash proceeds from these dispositions were used to repay debt. In November 2001, the Company entered into a definitive agreement to sell the remaining subsidiary within this group for $2.3 million. This sale is expected to be completed in November 2001. Based upon these sales prices, the Company recognized an additional $5.1 million loss on discontinued operations in the period ended September 30, 2001.

   In November 2001, the Company entered into a definitive agreement to sell Beaird for $10 million. The sale is expected to be completed, and is solely contingent, upon consummation of the merger with T-3. The Company expects to recognize an $18.2 million loss on this disposition.

   In October 2001, the Company determined that GHX was not a core business. In November 2001, the Company entered into a definitive agreement to sell the stock of GHX to two former GHX shareholders, including its current president, for $5.4 million including the assumption of certain debt. The sale is expected to be completed upon consummation of the merger with T-3. The Company expects to recognize a $1.4 million loss on this disposition.

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

   Although the Company's operating results have improved in 2001 and 2000 over 1999, the Company remains cash constrained and highly leveraged with $78.4 million in debt at September 30, 2001, a significant amount of which is due by December 31, 2001 or is currently in default. At September 30, 2001 the Company had a forbearance agreement with its senior lenders whereby the lenders have agreed not to enforce their rights or seek repayment of the senior secured indebtedness through November 15, 2001. The forbearance agreement could be extended through December 15, 2001 if the definitive agreements for the sale of the Company's subsidiaries required by the merger agreement were entered into by November 15, 2001, and will be further extended through December 31, 2001, if the closing of the sale of Landreth is consummated on or before December 15, 2001. The Company executed the required definitive agreements by November 15, 2001 and the forbearance agreement was extended through December 15, 2001. Although the senior lenders have not expressed the intent to call the obligation, in the event the merger with T-3 is not completed or the sale of Landreth does not close by December 15, 2001, the senior lenders would have the ability to call the debt obligation beginning on December 16, 2001. In the event the obligation was called, the Company has insufficient cash liquidity to repay the obligation. Additionally, the Company has a $15 million note payable, plus $4 million in accrued interest, to EnSerCo that is currently subject to a stayed temporary restraining order. In the event the merger is not closed by December 31, 2001, EnSerCo will be entitled to enter with the court an agreed judgment with respect to all amounts payable by the Company. Should the Company be required to pay the note payable and accrued interest to EnSerCo, it has insufficient cash liquidity to do so.

   In late 2000, the Company's Board of Directors determined that it would be in the best interest of the Company to become solely an energy services company. The board of directors believed that the Company would benefit from a concentration of both management and financial resources on a single market. Additionally, the Company's management believed that this strategic change would enhance the probability of successfully refinancing the Company's indebtedness. To begin implementation of its strategy, in December 2000, the Company's board of directors decided to sell EPG and adopted a plan of disposal. In furtherance of this strategy, in April 2001, the board directed management to attempt to sell its Heavy Fabrication Group subsidiary, Beaird. The proceeds from the sale of EPG and Beaird have been and will be used to reduce outstanding indebtedness.

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

   On May 7, 2001, the Company entered into the merger agreement among IHI, T-3, and T-3's principal shareholder, First Reserve, whereby IHI and T-3 will be merged in a stock for stock transaction. As a part of the transaction, First Reserve will contribute $46.8 million of equity to the business at an equivalent price per share of IHI common stock of $1.28. T-3 will also assist the Company to refinance the combined company's debt into a long-term credit facility. Among other conditions the merger is contingent upon obtaining the approval of the shareholders of IHI and T-3, the completion of the dispositions of EPG, GHX and Beaird and the combined company meeting certain qualifications for continued listing of the combined company common stock on the Nasdaq National Market. The transaction is expected to close in December of 2001.

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

   In October 2001, the Company determined that GHX was not a core business and executed a letter of intent to sell GHX to two former GHX shareholders, including its current president, for $5.4 million including the assumption of certain debt. In October 2001, the Company completed the sales of four of the subsidiaries in EPG for $17.1 million. Net proceeds were used to repay debt. In November 2001, the Company entered into definitive agreements for the sale of the remaining EPG companies, Beaird and GHX. The net cash proceeds from these sales will be used to repay the Company's indebtedness.

   Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The senior credit facility matured on August 31, 2001. The Company's senior lenders have agreed not to enforce their rights or seek repayment of the indebtedness through December 15, 2001. This forbearance agreement will be extended through December 31, 2001 if the closing of the sale of Landreth is consummated on or before December 15, 2001. In connection with this extension, the maximum borrowings under the senior credit agreement were reduced to $32 million. Furthermore, a permanent reduction in the maximum borrowings under the senior credit agreement will result from the application of the proceeds of the Landreth sale.

   The Company's results of operations are affected by the level of economic activity in the industries served by its customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by the Company's customers within its continuing operations are the petrochemical and oil and gas industries. An economic slowdown in these industries could result in a decrease in demand for products and services that are used in the exploration, production and refining of oil and gas which could adversely affect operating results. Additionally, because the tax credit for Renewable Electricity Production has not been extended past December 31, 2001, the Company expects the level of wind turbine tower revenues in its Heavy Fabrication Segment to decrease in 2002.

   This section should be read in conjunction with the Company's consolidated financial statements included elsewhere.

RESULTS OF OPERATIONS

   The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented.

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                          2001               2000               2001               2000
                                                       ---------          ---------          ---------          ---------
Sales:
      Energy (1) ...............................       $  16,812          $  26,461          $  66,029          $  72,060
      Stud Bolt and Gasket .....................          12,817             12,672             40,727             37,983
      Heavy Fabrication ........................          19,308             11,741             56,825             26,787
                                                       ---------          ---------          ---------          ---------

                                                          48,937             50,874            163,581            136,830
                                                       ---------          ---------          ---------          ---------
Cost of Sales:
      Energy(1) ................................          13,544             19,229             48,200             53,279
      Stud Bolt and Gasket .....................           9,882              9,176             30,176             27,836
      Heavy Fabrication ........................          18,367             10,650             52,396             25,709
                                                       ---------          ---------          ---------          ---------

                                                          41,793             39,055            130,772            106,824
                                                       ---------          ---------          ---------          ---------
Gross Profit (Loss):
      Energy(1) ................................           3,268              7,232             17,829             18,781
      Stud Bolt and Gasket .....................           2,935              3,496             10,551             10,147
      Heavy Fabrication ........................             941              1,091              4,429              1,078
                                                       ---------          ---------          ---------          ---------

                                                           7,144             11,819             32,809             30,006
                                                       ---------          ---------          ---------          ---------
Selling, General and Administrative:
      Energy(1) ................................           2,825              4,528             11,338             13,993
      Stud Bolt and Gasket .....................           2,610              2,578              8,263              7,792
      Heavy Fabrication ........................           1,241                968              4,084              3,815
      Corporate ................................           1,250                737              2,817              4,619
                                                       ---------          ---------          ---------          ---------

                                                           7,926              8,811             26,502             30,219
                                                       ---------          ---------          ---------          ---------
Operating Income (Loss):
      Energy(1) ................................             443              2,704              6,491              4,788
      Stud Bolt and Gasket .....................             325                918              2,288              2,355
      Heavy Fabrication ........................            (300)               123                345             (2,737)
      Corporate ................................          (1,250)              (737)            (2,817)            (4,619)
                                                       ---------          ---------          ---------          ---------

                                                       $    (782)         $   3,008          $   6,307          $    (213)
                                                       =========          =========          =========          =========

(1) A&B Bolt was sold on May 7, 2001 and amounts include activity through that date.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

   SALES. On a consolidated basis, sales decreased $1.9 million, or 3.8%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

   Sales for the Energy Group decreased $9.6 million, or 36%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, primarily as a result of the sale of A&B Bolt to T-3 effective May 7, 2001. Without A&B Bolt in the 2000 period, sales would have increased $1.2 million, or 8%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This sales increase was primarily attributable to increases in the worldwide rig count, increased exploration and production spending in the latter part of 2000 and on into 2001 and an improved demand for oilfield services.

   Sales for the Stud Bolt Group remained relatively unchanged for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales were relatively flat due to a slow down in the processing sector from levels seen in the first two quarters of 2001.

   Sales for the Heavy Fabrication Group increased by $7.6 million, or 65%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL Energy LLC ("FPL") to fabricate wind turbine towers for projects in West Texas and Oregon. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in the third quarter of 2001, the manufacture of wind turbine towers and steam panels made up 53% of Beaird's revenues.

   COST OF SALES. On a consolidated basis, cost of sales increased $2.7 million, or 7%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Gross margins were 15% in 2001 compared to 23% in 2000. Gross margins were lower on a consolidated basis in the 2001 period compared to the 2000 period primarily as a result of a decrease in margins at the Energy Group and the Heavy Fabrication Group.

   Cost of sales for the Energy Group decreased $5.7 million, or 30%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, primarily as a result of the sale of A&B Bolt to T-3 effective May 7, 2001. Without A&B Bolt in the 2000 period, cost of sales would have increased $2.5 million, or 23%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Gross margin decreased from 27% in the 2000 period to 19% in the 2001 period. Excluding A&B Bolt from the 2000 period, the 2000 gross margin was 25%. The decrease in margins is primarily attributable to adjustments to inventory valuation reserves made during the third quarter of 2001.

   Cost of sales for the Stud Bolt Group increased $0.7 million, or 8%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Gross margin declined from 28% in the 2000 period to 23% in the 2001 period. This decline is primarily due to increased competitive pricing pressures in the market place.

   Cost of sales for the Heavy Fabrication Group increased $7.7 million, or 73%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 relating to the increase in sales discussed above. The gross margin was 5% in the 2001 period compared to 9% for the 2000 period. This margin decline was primarily due to the 2001 period having lower overhead absorption, higher warranty expenses and higher maintenance and repairs of equipment, all associated with the wind turbine tower contract.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses decreased $0.9 million, or 10%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

   Selling, general and administrative expenses for the Energy Group decreased $1.7 million, or 38%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Excluding the effect of A&B Bolt, which was sold in May 2001, selling, general and administrative expenses would have increased $0.4 million or 18% for the 2001 period compared to the 2000 period as a result of the increase in sales described above.

   Selling, general and administrative expenses for the Stud Bolt Group remained essentially unchanged for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

   Selling, general and administrative expenses in the Heavy Fabrication Group increased $0.3 million, or 28%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to the increase in sales described above.

   Selling, general and administrative expenses at corporate increased $0.5 million, or 70%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase is due to increases in legal and professional fees in the third quarter 2001 associated with the proposed T-3 merger and lender forbearance agreements. The three months ended September 30, 2000 included significant legal and professional fees associated with the failed refinancing and successful credit agreement amendments. The remaining corporate expenses were comparable between the periods being presented.

   INTEREST EXPENSE. On a consolidated basis, interest expense decreased $0.9 million, or 31%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, primarily as a result of lower interest rates and average debt balances.

   OTHER INCOME (EXPENSE), NET. On a consolidated basis, other income (expense), net, was essentially unchanged.

   INCOME TAXES. The Company recognized no federal tax benefit or expense for the three months ended September 30, 2001 or September 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

   INCOME (LOSS) FROM CONTINUING OPERATIONS. On a consolidated basis, the Company generated a net loss from continuing operations of $2.6 million for the three months ended September 30, 2001 compared to income from continuing operations of $0.3 million for the three months ended September 30, 2000 as a result of the foregoing factors.

   LOSS FROM DISCONTINUED OPERATIONS. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG which included an accrual for the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001. The operating results of EPG have been reflected as Discontinued Operations. Loss from discontinued operations was approximately $0.1 million for the three months ended September 30, 2000. The Company recognized a $5.1 million loss from discontinued operations during the 2001 period due to lower than anticipated proceeds for the sale of EPG.

   NET INCOME (LOSS). On a consolidated basis, the Company generated a net loss of $7.6 million for the three months ended September 30, 2001 compared to net income of $0.2 million for the three months ended September 30, 2000 as a result of the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

   SALES. On a consolidated basis, sales increased $26.8 million, or 20%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

   Sales for the Energy Group decreased $6.0 million, or 8%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily attributable to the sale of A&B Bolt to T-3 effective May 7, 2001. Additionally, in April 2000, the Company sold Blastco, its refinery demolition subsidiary. Blastco's sales were $3.5 million for the 2000 period. Excluding the effects of Blastco and A&B Bolt, sales in the Energy Group would have increased $12.0 million, or 30%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase is primarily attributable to increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending in the latter part of 2000 and early 2001 and an improved demand for oilfield services.

   Sales for the Stud Bolt Group increased $2.7 million, or 7%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Over half of this group's sales are to the refining and processing industry and about one-fourth of its sales are to the upstream (or exploration and production) energy industry. Sales increased due to improvements in the refining and energy industries. However, the energy industry has seen a decline in energy prices in the third quarter of 2001 and continuing into the fourth quarter of 2001. In addition, the processing industry has shown weakness. If these trends continue, the Company expects sales will decrease in the fourth quarter of 2001 as compared to the first three quarters of the year.

   Sales for the Heavy Fabrication Group increased by $30 million, or 112%, for the nine months ended

September 30, 2001 compared to the nine months ended September 30, 2000. Historically, a substantial percentage of this group's revenue was derived from the fabrication of heavy pressure vessels for customers in the hydrocarbon processing industry. Customers in the hydrocarbon processing industry materially reduced their capital spending during 1999 and 2000, which directly impacted sales in this group. Additionally, heavy competitive pressure from overseas, particularly Korean competition, has negatively impacted sales in the markets Beaird has traditionally served. As a result, Beaird actively pursued sales in new markets and in August 2000, Beaird entered into a contract with FPL to fabricate wind turbine towers for delivery to wind energy projects in West Texas and Oregon by November 2001 for a total price in excess of $55 million. Additionally, Beaird has a significant contract to produce steam panels for use in cogeneration power plants. As a result of these and other market diversification efforts, in the first nine months of 2001, the manufacture of wind turbine towers and steam panels made up 73% of Beaird's revenues. However, the large wind tower contract with FPL that Beaird has been in production on since August 2000 is expected to be completed in the fourth quarter of 2001 and the work related to wind towers has not, as of yet, been replaced. In the event that Beaird is unable to replace the current wind tower work, the Company expects sales will be significantly lower in 2002 as compared to 2001.

   COST OF SALES. On a consolidated basis, cost of sales increased $23.9 million, or 22%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Gross margins were 20% in 2001 compared to 22% in 2000.

   Cost of sales for the Energy Group decreased $5.1 million, or 10%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Gross margin increased from 26% in the 2000 period to 27% in the 2001 period. The Company sold A&B Bolt to T-3 effective May 7, 2001, and in April 2000, the Company sold Blastco, its refinery demolition subsidiary. Excluding the effects of Blastco and A&B Bolt, cost of sales would have increased $9.7 million, or 34%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, and the 2001 gross margin would have been 27% and the 2000 gross margin would have been 29%. The decline in margins in 2001 compared to 2000 is primarily attributable to adjustments to increase inventory valuation reserves during the third quarter of 2001.

   Cost of sales for the Stud Bolt Group increased $2.2 million, or 8%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily as a result of the increase in sales described above. Gross margin was 26% in the 2001 period compared with 27% in the 2000 period.

   Cost of sales for the Heavy Fabrication Group increased $26.7 million, or 104%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The gross margin was 8% in the 2001 period compared to 4% for the 2000 period. Gross margin was higher in the 2001 period than the 2000 period as sales increased to levels that were sufficient to generate enough gross profit to cover fixed costs. Additionally, Beaird experienced a favorable sales mix as a significant portion of sales in the 2001 period were made up of wind turbine tower work which has a higher margin than Beaird's other product lines.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. On a consolidated basis, selling, general and administrative expenses decreased $3.7 million, or 12%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

   Selling, general and administrative expenses for the Energy Group decreased $2.7 million, or 19%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Excluding the effect of A&B Bolt, which was sold in May 2001 and the effect of Blastco, which was sold in April 2000, selling, general and administrative expenses would have increased $1.2 million or 17% for the 2001 period compared to the 2000 period as a result of the increase in sales described above.

   Selling, general and administrative expenses for the Stud Bolt Group increased $0.5 million, or 6%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily as a result of the increase in sales described above.

   Selling, general and administrative expenses in the Heavy Fabrication Group increased $0.3 million, or 7%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as a result of the increase in sales discussed above.

   Selling, general and administrative expenses at corporate decreased $1.8 million, or 39%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The 2000 period includes significant professional fees and other charges associated with failed refinancing efforts and $0.5 million in officer loan forgiveness and stock compensation expenses which were not incurred in 2001. In addition, general cost reduction efforts were implemented to reduce corporate overhead as a whole.

   INTEREST EXPENSE. On a consolidated basis, interest expense decreased $1.1 million, or 15%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily as a result of lower interest rates and average debt balances.

   OTHER INCOME (EXPENSE), NET. On a consolidated basis, other income (expense), net, was an expense of approximately $4.1 million for the nine months ended September 30, 2001 compared with income of approximately $3.0 million for the nine months ended September 30, 2000. The 2001 period included a loss on the sale of A&B Bolt of approximately $4.2 million, while the 2000 period included a gain on the sale of Blastco of approximately $2.1 million as well as a gain on the settlement of litigation matters with Trinity Industries of approximately $0.8 million.

   INCOME TAXES. The Company recognized no federal tax benefit or expense for the nine months ended September 30, 2001 or September 30, 2000 as a result of adjustments to its valuation allowance to offset the deferred tax asset associated with net operating loss carry forwards.

   INCOME (LOSS) FROM CONTINUING OPERATIONS. On a consolidated basis, the Company generated a net loss from continuing operations of $4.5 million for the nine months ended September 30, 2001 compared to a net loss from continuing operations of $5.1 million for the nine months ended September 30, 2000 as a result of the foregoing factors.

   LOSS FROM DISCONTINUED OPERATIONS. In December 2000, the Company made the decision to actively seek a purchaser for EPG and adopted a plan of disposal. The Company recorded a $22.5 million loss from discontinued operations for 2000. The net loss was comprised of a $1.0 million net loss from operations for 2000 and an estimated $21.5 million net loss on the disposal of EPG which included an accrual for the estimated net loss of EPG between the measurement date of December 29, 2000 and the estimated disposal date of July 31, 2001. The operating results of EPG have been reflected as Discontinued Operations. Income from discontinued operations was approximately $0.5 million for the nine months ended September 30, 2000. The Company recognized a $5.1 million loss from discontinued operations during the 2001 period due to lower than anticipated proceeds for the sale of EPG.

   NET INCOME (LOSS). On a consolidated basis, the Company generated a net loss of $9.6 million for the nine months ended September 30, 2001 compared to a net loss of $4.6 million for the nine months ended September 30, 2000 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 2001, the Company had an accumulated deficit of $52.9 million and negative working capital of $30.9 million as a result of $73.6 million in notes payable and long-term obligations classified as current liabilities.

   At September 30, 2001, the Company had short-term debt of $39.6 million, current maturities of long-term obligations of $34.0 million, long-term obligations of $4.8 million and shareholders' equity of $2.9 million. Historically, the Company's principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and the Company's principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. The Company financed acquisitions through bank borrowings, sales of equity and internally generated funds.

   PRINCIPAL DEBT INSTRUMENTS. As of September 30, 2001, the Company had an aggregate of $78.4 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. Of the $78.4 million in debt, $20.1 was in default.


   Effective January 31, 2001, the Company entered into a fourth amendment to its senior credit agreement. This amendment required that the outstanding borrowings under the credit agreement be paid in full by August 31, 2001 and required the Company to implement a plan to accomplish this repayment. The amendment further modified the financial covenants to require maintenance of a minimum tangible net worth and to limit capital expenditures. On December 31, 2000 and March 31, 2001, the Company was in violation of the financial covenants under the credit agreement in effect as of those dates. On May 4, 2001, the Company entered into a fifth amendment to its credit agreement. This amendment provided the consent of the lenders to the execution of the merger agreement between the Company and T-3 and the sale of A&B Bolt to T-3. The fifth amendment required a permanent reduction in the maximum borrowings under the revolving line of credit to the lesser of $43 million or a defined borrowing base and further modified the financial covenants to require maintenance of minimum consolidated tangible net worth and an EBITDA-to-debt-service ratio. In addition, the lenders waived all prior covenant violations under the previous agreement. The senior credit facility matured on August 31, 2001. The Company's senior lenders have agreed not to enforce their rights or seek repayment of the indebtedness through December 15, 2001. This forbearance agreement will be extended through December 31, 2001 if the closing of the sale of Landreth is consummated on or before December 15, 2001. In connection with this extension, the maximum borrowings under the senior credit agreement were reduced to $32 million. Furthermore, a permanent reduction in the maximum borrowings under the senior credit agreement will result from the application of the proceeds of the Landreth sale.

   On May 7, 2001, the Company entered into the merger agreement among the Company, T-3 and First Reserve Fund VIII, whereby the Company and T-3 will be merged in a stock for stock transaction. As part of the transaction, T-3's primary shareholder, First Reserve Fund VIII, will contribute $46.8 million of equity to the business at an equivalent price per share of the Company's common stock of $1.28. T-3 will also assist the Company to refinance the combined company's debt into a long-term credit facility. Among other conditions, the merger is contingent upon obtaining the approval of the shareholders of the Company and T-3, the completion of the dispositions of EPG, GHX and Beaird and the combined company meeting certain qualifications of continued listing of the combined company common stock on the Nasdaq National Market. The merger is expected to be completed in December 2001.

   In October 2001, the Company determined that GHX was not a core business and executed a letter of intent to sell the stock of GHX to two former GHX shareholders, including its current president, for $5.4 million including the assumption of certain debt. In October 2001 the Company sold four of the five subsidiaries comprising the EPG group and used the net proceeds to reduce debt. In November 2001, the Company negotiated definitive agreements for the sale of the remaining EPG company, Beaird and GHX. The net cash proceeds from these sales will be used to repay the Company's indebtedness.

   The Company has a $15 million note payable to EnSerCo that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, EnSerCo and the Company signed an agreement, so long as the definitive merger agreement between the Company and T-3 is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under special circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the Merger transaction, the disposition of the Company's EPG and the disposition of the Company's subsidiaries, A&B Bolt and Beaird. An amended agreed injunction provides that the arbitration proceedings to collect the debt is stayed until the earlier of a default under the terms of the agreed injunction or the termination or the consummation of the merger, at which time all amounts due EnSerCo are to be paid. If the merger is not closed by December 31, 2001, EnSerCo will be entitled to enter with the court an agreed judgement with respect to all amounts payable by the Company.

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

   In August 2000, the Company issued two convertible subordinated notes ("Note A" and "Note B") to SJMB, L.P. ("SJMB") in connection with its acquisition of the 51% of limited partnership interests of Orbitform that it did not already own. Note A is an 11% promissory note in the original principal amount of $3.45 million, convertible at any time, together with accrued interest, into shares of the Company's common stock at a price of $1.15 per share. Note B is an 11% promissory note in the original principal amount of $3.45 million, convertible, together with accrued interest, beginning one year after issuance into shares of the Company's common stock at a price of $2.00 per share. On June 29, 2001, SJMB converted Note A and $0.3 million in accrued interest on Note A into 3,284,167 million shares of the Company's common stock. The Company and SJMB have agreed that upon the completion of the merger with T-3, the Company will pay SJMB $350,000 of accrued interest owed on Note B and SJMB will convert all of the remaining principal and accrued interest into the number of shares of IHI common stock equal to the number of shares calculated by dividing the principal and interest that would have been outstanding at the merger date if no amounts of Note A or Note B had been paid or converted divided by $1.28 less 3,284,167 shares previously issued in the conversion of Note A (or approximately 2.9 million shares if the merger were to close on December 12, 2001). Additionally, if the merger is not completed by December 31, 2001, the Company agreed to pay SJMB a fee of $600,000 and issue to SJMB a warrant to purchase 1.0 million shares of the Company's common stock at an exercise price of $1.00 per share.

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

   The Energy Group's success is closely tied to the price of oil and gas. Sales and operating income within the Energy Group have improved in 2000 and the first nine months of 2001. These improvements have been primarily attributable to increases in the worldwide rig count, optimism regarding long-term energy prices, increases in worldwide demand for oil and gas, coupled with declining production in many areas, increased exploration and production spending in 2000 and 2001, and an improved demand for oilfield services. However, the industry has seen declines in oil and gas prices in the third quarter and continuing into the fourth quarter of 2001. This decline in energy prices coupled with current weaknesses in the processing industry makes the outlook for sales in the fourth quarter weaker than that of previous quarters in 2001.

   The Stud Bolt Group serves both the oil and gas exploration and production industry and the hydrocarbon processing industry. The Stud Bolt Group has experienced results similar to the Energy Group operations. As with the Energy Group, downward trends in energy prices and weaknesses in the processing industry could result in reduced sales and profitability within the Stud Bolt Group.

   The Heavy Fabrication Group's sales and profitability have improved in the nine months of 2001 compared to the first nine months of 2000 as a result of a new market focus, namely the alternative energy market. The composition of its backlog both at the end of 2000 and at the end of the third quarter of 2001 reflects this approach since a significant portion consists of products for the power generation industry as opposed to its traditional products that serve the hydrocarbon processing industry. However, the large wind turbine tower contract that Beaird has been in production on since August 2000 is due to be completed in the fourth quarter of 2001 and the work related to wind towers has not, as of yet, been replaced. In the event that Beaird is unable to replace the current wind tower work, the Company expects sales will be significantly lower in 2002 than 2001.

   NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine months ended September 30, 2001, net cash provided by operating activities was $3.2 million compared to the nine months ended September 30, 2000, which provided cash of $6.3 million. Net cash was provided in the 2001 period because the net loss included a non-cash loss on the sale of a subsidiary and net cash provided from discontinued operations that, on a combined basis, more than offset the net cash used in working capital changes. Net cash was provided in the 2000 period because the sum of the net loss plus depreciation was more than offset by the net cash provided by working capital changes.

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Principal uses of cash are for capital expenditures. For the nine months ended September 30, 2001 and 2000, the Company made capital expenditures of approximately $3.4 million and $3.2 million, respectively. Additionally, the Company received proceeds from the sale of a subsidiary of approximately $14.9 million in the 2001 period compared with $2.0 million in the 2000 period. Additionally, the Company made investments in unconsolidated affiliates of $1.4 million for the nine months ended September 30, 2000.

   NET CASH USED IN FINANCING ACTIVITIES. Sources of cash from financing activities include proceeds from issuance of long-term obligations. Financing activities used net cash of $14.9 million in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000, which used net cash of $6.1 million. During the nine months ended September 30, 2001, the Company had net repayments of $9.5 million under its credit facilities, compared with the nine months ended September 30, 2000, which had net repayments of $1.8 million under its credit facilities. During the nine months ended September 30, 2000, the Company had proceeds from issuance of long-term obligations of $2.1 million. During the nine months ended September 30, 2001, the Company made principal payments on long-term obligations of $5.5 million compared to $6.3 million in the nine months ended September 30, 2000.

   FORWARD-LOOKING INFORMATION AND RISK FACTORS

   Certain information in this Quarterly Report, including the information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the words "expects," "projects," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

   The Company has based the forward-looking statements relating to operations on current expectations, and estimates and projections about the Company and about the industries in which it operates in general. Management cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that management cannot predict. In addition, management has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Actual outcomes and results may differ materially from what the Company has expressed or forecast in the forward-looking statements.

IF THE COMPANY DOES NOT COMPLETE THE MERGER WITH T-3, IT WOULD BE IN VIOLATION OF AN AGREED ORDER WITH ENSERCO AND AN AGREEMENT WITH NASDAQ.

   The Company has a $15 million note payable to EnSerCo that matured on November 15, 1999. The Company was granted an extension of the due date through January 31, 2000. On January 31, 2000, the Company was unable to repay the amounts borrowed and defaulted on the note payable. On March 6, 2001, EnSerCo made demand for immediate payment of the outstanding principal and interest totaling $18 million and initiated an arbitration proceeding as required under the loan document. On April 12, 2001, EnSerCo and the Company signed an agreement, so long as the definitive merger agreement between the Company and T-3 is in effect, that: (i) suspended the arbitration proceeding until October 31, 2001, extendable to December 31, 2001 under special circumstances; (ii) provided for a consent fee of $1 million payable to EnSerCo at the time of the execution of the definitive merger agreement; and (iii) obtained EnSerCo's consent to the Merger transaction, the disposition of the Company's EPG and the disposition of the Company's subsidiaries, A&B Bolt and Beaird. Suspension of arbitration proceedings has now been extended to December 31, 2001.

   On April 18, 2001, the Company received a notice of delisting of its Common Stock and Class B, C, and D Warrants from the Nasdaq NMS because the consolidated financial statements contained in the 2000 Annual Report on Form 10-K reflected potential non-compliance with the requirements of the Nasdaq Marketplace rules that require National Market companies to have $4 million in net tangible assets. As of December 31, 2000, the Company had negative net tangible assets of $8.4 million. The Nasdaq notice also cited the proposed merger with T-3 as a potential change of control transaction that would require the combined company to qualify for listing under the initial listing requirements of the Nasdaq Marketplace rules, which are more stringent than the continued listing requirements. The Company responded that it believes that it can satisfy the Nasdaq Marketplace rules for continued listing based on a pilot program which allows Nasdaq National Market companies to comply with a standard requiring $10 million in shareholders' equity instead of $4 million in net tangible assets. On June 11, 2001, Nasdaq notified the Company that it had presented a definitive plan that would enable it to evidence compliance with requirements for continued listing, pending completion of the merger with T-3, and determined to continue listing its securities on the Nasdaq National Market provided that it complies with the following conditions:


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


   The Company has successfully completed the first two items listed above. Additionally, the Company has received an extension on item three allowing it to submit documentation on or before December 31, 2001. Because the Company's shareholders' equity for the September 30, 2001 reporting period is less than $10 million, without additional equity contributions, its securities may be transferred to the Nasdaq SmallCap market or may be completely delisted from The Nasdaq Stock Market, in which case, its securities would become eligible to trade on the over-the-counter bulletin board.

THE MARKET VALUE OF THE COMPANY'S COMMON STOCK MAY DECLINE FURTHER IF IT CONTINUES TO INCUR NET LOSSES.

   For the 2000 fiscal year, the Company incurred a net after-tax loss of $39.5 million, as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in its 2000 Form 10-K. The price of its common stock, which has declined significantly in the past year, depends on many factors, most importantly its financial performance. If the Company continues to incur net losses, its stock price could decline further.

BECAUSE THE COMPANY DEPENDS ON THE OIL AND GAS INDUSTRY, A DECLINE IN OIL AND GAS PRICES OR A DECREASE IN INDUSTRY ACTIVITY WILL NEGATIVELY IMPACT THE COMPANY'S PROFITS.

   The Company is dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

   o   the level of production from known reserves;

   o   the level of oil and gas inventories;

   o   the cost of producing oil and gas;

   o   the level of drilling activity;

   o   worldwide economic activity; and

   o   environmental regulation.

   If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rate, the demand for our products will decline.

THE OILFIELD SERVICE INDUSTRY IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN A LOSS OF MARKET SHARE OR A DECREASE IN REVENUE OR PROFIT MARGINS.

   The oilfield service industry in which the Company operates is highly competitive. Many of its competitors have greater financial and other resources than the Company does. Each of the Company's operating units are subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include price, quality and customer service. Strong competition may result in a loss of market share and a decrease in revenue and profit margins.

BECAUSE THE COMPANY'S OUTSTANDING INDEBTEDNESS IS EITHER IN DEFAULT OR A CURRENT OBLIGATION, THE COMPANY MUST PROMPTLY REFINANCE OR EXTEND THE INDEBTEDNESS; IF THE INDEBTEDNESS CANNOT BE PROMPTLY REFINANCED OR EXTENDED, THE COMPANY MAY BE SUBJECT TO FORECLOSURE ACTIONS AND LITIGATION SEEKING TO COLLECT THE DEBT.

   The Company is in default of a $15 million note payable, plus accrued interest, to EnSerCo, L.L.C. On March 6, 2001 EnSerCo made demand for payment of all outstanding principal and interest. The Company and EnSerCo have entered into an agreed injunction providing that if the merger with T-3 is terminated or is not completed by December 31, 2001, EnSerCo is entitled to enter and agreed judgment for the entire obligation, including accrued interest. In addition, the Company's senior credit facility matured on August 31, 2001. The Company's senior lenders have agreed not to enforce their rights or seek repayment of the indebtedness through December 15, 2001. This forbearance agreement will be extended through December 31, 2001, if the closing of the sale of Landreth is consummated on or before December 15, 2001. In connection with this extension, the maximum borrowings under the senior credit agreement were reduced to $32 million. Furthermore, a permanent reduction in the maximum borrowings under the senior credit agreement will result from the application of the proceeds of the Landreth sale.

   If the merger with T-3 is not consummated by the extension dates provided by the Company's senior lender, the Company may not be able to refinance or extend most of its indebtedness, and as a result, the Company may be subject to foreclosure actions and litigation seeking to collect the debts.

IF THE COMPANY HAS TO WRITE OFF A SIGNIFICANT AMOUNT OF GOODWILL, ITS EARNINGS AND SHAREHOLDERS' EQUITY WILL BE NEGATIVELY AFFECTED.

   The Company's balance sheet as of September 30, 2001 includes goodwill representing 6% of its total assets and 241% of shareholders' equity. The Company has recorded goodwill because it paid more for some of its businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Generally accepted accounting principals will require the combined company to review periodically, and in any case upon a triggering event, unamortized goodwill for impairment in value and to charge against earnings portions of this goodwill if circumstances indicate that the carrying amount will not be recoverable. If the Company determines that the remaining balance of goodwill is impaired, it would be required to take an immediate non-cash charge to earnings with a corresponding reduction in shareholders' equity.

THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S RESULTS OR OPERATIONS.

   The Company's success depends largely upon the abilities and experience of certain key management personnel. If the Company loses the services of one or more of its key personnel, it could have a material adverse effect on its business and results of operations. The Company does not have non-compete agreements with all of its key personnel. In addition, the Company generally does not maintain key-man life insurance policies on its executives.

THE COMPANY'S INSURANCE COVERAGE MAY BE INADEQUATE TO COVER CERTAIN CONTINGENT LIABILITIES.

   The Company's business exposes it to possible claims for personal injury or death resulting from the use of its products. The Company carries comprehensive insurance, subject to deductibles, at levels it believes are sufficient to cover existing and future claims. However, the Company could be subject to a claim or liability that exceeds its insurance coverage. In addition, the Company may not be able to maintain adequate insurance coverage at rates it believes are reasonable.

THE COMPANY'S OPERATIONS ARE SUBJECT TO REGULATION BY FEDERAL, STATE AND LOCAL GOVERNMENTAL AUTHORITIES THAT MAY LIMIT ITS ABILITY TO OPERATE ITS BUSINESS.

   The Company's business is affected by governmental regulations relating to its industry segments in general, as well as environmental and safety regulations that have specific application to its business. While the Company is not aware of any proposed or pending legislation, future legislation may have an adverse effect on its business, financial condition, results of operations or prospects.

   The Company is subject to various federal, state and local environmental laws, including those governing air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. In particular, the Company's divested refinery demolition business involved the removal of asbestos and other environmental contaminants for which the Company is responsible for handling and disposal. The Company has in the past and will likely in the future incur expenditures to ensure compliance with environmental laws. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. Moreover, certain of the Company's facilities have been in operation for many years and, over that time, the Company and other predecessor operators have generated and disposed of wastes that are or may be considered hazardous. Accordingly, although the Company has undertaken considerable efforts to comply with applicable laws, it is possible that environmental requirements or facts not currently known to the Company will require unanticipated efforts and expenditures that cannot be currently quantified.


Item 3. Qualitative and Quantitative Disclosures About Market Risk.

   Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

   The Company is exposed to some market risk due to the floating interest rate under its revolving line of credit and certain of its term debt. As of September 30, 2001, the revolving line of credit had a principal balance of $39.6 million and an interest rate that floats with prime. The Company also has $5.1 million of long-term debt bearing interest at Libor plus 2.5% and long-term debt of $10.5 million and an interest rate that floats with prime. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because the Company currently does not expect significant short-term increases in interest rates charged under the revolving line of credit.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

   In November 2000, the Company filed suit in the 270th Judicial District Court in Harris County, Texas for fraud and breach of contract against a number of the former Blastco Services Company ("Blastco") shareholders in a suit styled INDUSTRIAL HOLDINGS, INC. AND OF ACQUISITION, L.P. VS. GARY H. MARTIN AND WILLIAM R. MASSEY for collection of amounts owed to the Company from the sale of Blastco. The Company has received an interlocutory Summary Judgment against Messrs. Martin and Massey in the amount of $500,000, and have been ordered to mediate the remaining issues under dispute, which exceed $1,500,000. The Defendants have filed a Motion to Reconsider, which has not been decided, alleging that they are entitled to a credit of $50,000 against the judgment for amounts previously paid.

   In addition to the above, the Company is involved in various claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to currently determine the ultimate costs that may be incurred, the Company believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on its consolidated financial condition or results of operations.

Item 2. Changes in Securities

   None.

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

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

     None.

     (b)   Reports on Form 8-K

     None.

     (c)   Exhibits

     None.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Industrial Holdings, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL HOLDINGS, INC.



Date: November 19, 2001             By:  /s/CHRISTINE A. SMITH
                                       ---------------------------------
                                       Christine A. Smith,
                                       Chief Accounting Officer and Executive
                                       Vice President