Form 10-K405
period 2001-12-31
T-3 ENERGY SERVICES INC
filed 2002-03-28
CIK 879884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-19580

                            T-3 ENERGY SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                   76-0697390
       (State or Other Jurisdiction                       (IRS Employer
     of Incorporation or Organization)                 Identification No.)

13111 NORTHWEST FREEWAY, SUITE 500, HOUSTON, TEXAS            77040
    (Address of Principal Executive Offices)                (Zip Code)

      (Registrant's telephone number, including area code): (713) 996-4110

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 CLASS B WARRANT
                                 CLASS C WARRANT
                                 CLASS D WARRANT

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates was $13,592,903 at March 25, 2002. At that date, there were 9,581,669 shares of common stock outstanding.

     THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 2002 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K





                                                     PART I

Item                                                                                                       Page
----                                                                                                       ----
  1.     Business........................................................................................    1

  2.     Properties......................................................................................    7

  3.     Legal Proceedings...............................................................................    7

  4.     Submission of Matters to a Vote of Security Holders.............................................    8

                                                    PART II

  5.     Market for Registrant's Common Stock and Related Stockholder Matters............................    9

  6.     Selected Historical Financial Data .............................................................   10

  7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................................   14

  7A.    Quantitative and Qualitative Disclosures About Market Risk .....................................   24

  8.     Financial Statements and Supplementary Data ....................................................   24

  9.     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .......................................................................   24

                                                    PART III

  10.    Directors and Executive Officers of the Registrant..............................................   25

  11.    Executive Compensation .........................................................................   25

  12.    Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters.............................................................................   25

  13.    Certain Relationships and Related Transactions..................................................   25

                                                    PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................   25

     Unless otherwise indicated, all references to "we," "us," "our," "our company" or "T-3" include T-3 Energy Services, Inc. and all of its subsidiaries.


                                     PART I

ITEM 1. BUSINESS

GENERAL

     We manufacture, remanufacture and distribute oilfield products and services to the upstream and downstream oil and gas industry primarily in the Gulf Coast region. Our customers include companies engaged in exploration, production, completion, transportation and processing of oil and gas, and drilling and well servicing contractors. Our operations are organized into three business segments: (1) the Pressure Control segment, (2) the Products segment, and (3) the Distribution segment.

     We were formerly named Industrial Holdings, Inc. ("IHI"). On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock, including common stock underlying existing options and warrants.

     On December 18, 2001, our shares of common stock began trading on the Nasdaq National Market under the new symbol "TTES". In addition, our Class B Warrants, Class C Warrants and Class D Warrants began trading on the over-the-counter bulletin board under the new symbols "TTESZ," "TTESL," and "TTESW," respectively. Immediately after the merger, First Reserve Fund VIII, L.P. ("First Reserve") owned approximately 77% of our common shares, and collectively all of the former T-3 shareholders (including First Reserve) owned approximately 79% of our common shares, with the remaining 21% of our common shares being held by the shareholders of IHI immediately prior to the merger.

     Before the closing and as part of the merger, (1) IHI divested all of its non-energy-related subsidiaries, (2) SJMP, L.P. converted $3.6 million of its IHI debt into shares of IHI common stock, (3) First Reserve converted $25.3 million of its former T-3 debt into shares of former T-3 common stock, and (4) First Reserve purchased an additional $46.8 million in shares of former T-3 common stock. In addition, the combined company completed a refinancing of its senior debt simultaneously with the closing of the merger. Under the terms of the merger, all but two of IHI's then existing directors and all of its officers resigned their positions with the combined company, and the management of former T-3 and six of former T-3's director designees assumed the management and director duties for the combined company.

     The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair market values, with any excess of the fair market value of the purchase consideration in excess of the fair market value of IHI's identifiable net assets treated as goodwill. The historical financial data presented in this Annual Report on Form 10-K includes the historical financial condition and operating results of T-3 prior to its merger with IHI. For the year 2001, the historical financial data also includes the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001.

     We were incorporated in Delaware in November 2001 in connection with the merger and re-incorporation in Delaware. The Company's principal executive offices are located at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040, and its telephone number is (713) 996-4110.

RECENT DEVELOPMENTS

     On March 27, 2002, we sold 1.0 million shares of our common stock at $10 per share to our largest stockholder, First Reserve. We will use the proceeds to reduce bank debt and fund future acquisitions.

BUSINESS STRATEGY

     Our business strategy is to maximize shareholder value by building a diversified oilfield services company founded on products and services that enhance our customers' operations. We have adopted the strategies described below:

     o integrate our existing operations through appropriate financial controls and personnel, management information systems and facilities consolidations;

     o enter niche markets for products and services that allow us an opportunity to perform more effectively and efficiently than major energy services companies;

     o acquire products and services that complement each other in the manufacturing, aftermarket and service arenas;

     o expand higher margin aftermarket services by promoting rapid response to customer needs;

     o   focus primarily on the Gulf of Mexico and high pressure gas markets;

     o emphasize inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; and

     o   complete strategic add-on acquisitions.

     Currently, we have 30 locations throughout the Gulf Coast region and in other select oil and gas regions in Texas, Oklahoma and Louisiana. We believe that the oilfield service industry will continue to consolidate as industry participants seek to gain access to additional markets and broader product offerings. We believe that we are well-positioned to take advantage of our customers' increasing desire for vendors to "bundle" a wide range of products and services, and our customers' expected future investment in the energy industry's upstream and downstream infrastructure.

OPERATIONS

     PRODUCTS AND SERVICES

     Pressure Control. Through our Pressure Control segment, we manufacture, remanufacture and repair high pressure, severe service products including valves, chokes, actuators, blow out preventers, manifolds and wellhead equipment. Pressure Control products and services are sold primarily in the Gulf Coast region to major and independent oil and gas companies engaged in exploration, production, completion and transportation of oil and gas, and drilling and well servicing contractors. Valves, chokes, actuators and other pressure control products are used to start, stop and monitor the flow of liquids and gases and to protect equipment and personnel from excessive or sudden changes in pressure. Drilling machinery, including drawworks, mud pumps, rotary tables, blowout preventers and pipe handling equipment, are major mechanical and pressure control components of drilling and well servicing rigs. These components are essential to the pumping of fluids, the hoisting, supporting and rotating of the drill string and controlling sudden changes in well pressure that may cause the well to ignite.

     Products. Our Products segment remanufactures and repairs pumps, electric motors and generators, manufactures specialty bolts and fasteners, fabricates equipment and components for use in the exploration and production of oil and gas and provides specialty machining for the repair and remanufacture of natural gas and diesel engines. The Products segment's products and services are sold primarily to customers in the upstream and downstream oil and gas industry, located in the Gulf Coast region and North America. Pumps are used to move various types of fluids from one point to the next and are sold based on the fluid type and characteristics, volume to be pumped and the pressure at which the fluid is to be pumped. Electric motors are used in numerous applications to provide power to equipment in petrochemical plants and refineries, offshore production platforms and drilling and well servicing rigs. Generators are used on offshore platforms on drilling rigs to generate the electric power necessary for operations. Stud bolts, specialty fasteners and value added services including coating, electroplating, special machining and traceability, are used by these same customers in conjunction with the other products and services we provide.

     Distribution. Our Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. Our distribution activities are carried out through our network of five distribution centers along the Louisiana and Texas Gulf Coast. The products stocked at each location vary depending upon local customer needs.

     For further information on segment reporting, see Note 14 to the consolidated financial statements of T-3 Energy Services, Inc.

     CUSTOMERS AND MARKETS

     The Pressure Control segment sells its products and services to companies engaged in the exploration, production and pipeline transportation of oil and gas; companies in the petrochemical, chemical and petroleum refining industries; and onshore and offshore contract drilling and well servicing companies. No single customer within this segment accounted for greater than 10% of total sales within this segment during 2001.

     Within the Products segment, pumps, electric motors and generators, specialty bolts and fasteners, and fabrication and specialty machining services are sold to customers in the upstream and downstream oil and gas industry located in the Gulf Coast region and North America. One customer accounted for 17% of total sales within this segment during 2001. Loss of this customer could have a material adverse effect on our operating results.

     The Distribution segment's customers are primarily companies in the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. One customer accounted for 11% of total sales within this segment during 2001. Loss of this customer could have a material adverse effect on our operating results.

     MARKETING

     We market our products primarily through a direct sales force of 69 persons. We believe that our proximity to customers is a key to maintaining and increasing sales. A majority of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on a contract basis, depending on the circumstances. International sales are typically made with agent or representative arrangements, and significant sales are secured by letters of credit.

     SUPPLIERS AND RAW MATERIALS

     In the Pressure Control and Products segments, new and used inventory and related equipment and parts are acquired from suppliers, including individual brokers, other remanufacturing companies and original equipment manufacturers. No single supplier of products is significant to the operations of our Pressure Control or Products segment, and we have not experienced and do not expect a shortage of products that we sell. The Distribution segment obtains products from a variety of suppliers. Within the Distribution segment, a single valve supplier represented 12% of our total purchases in 2001. Although we believe our relationship with this supplier is good, the loss of the valve supplier may have a material adverse effect on the operating results of the Distribution segment.

COMPETITION

     In each of our segments, many of the markets in which we compete are highly fragmented, and many competitors in these niche markets are relatively small, privately-held businesses. Competition is based on several competitive factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business from our customers. We compete with a large number of companies, none of which are dominant, and many of whom possess greater financial resources or offer certain products and services we do not offer.

BACKLOG

     As of December 31, 2001, our backlog for the Pressure Control segment was $8.2 million, as compared to $3.6 million at December 31, 2000.

     As of December 31, 2001, our backlog for the Products segment was $2.2 million, as compared to $0.1 million at December 31, 2000.

     As of December 31, 2001, our backlog for the Distribution segment was $0.9 million. This segment was formed in 2001 with the acquisition of A&B Bolt.

     The above backlog information consisted of written orders or commitments believed to be firm contracts for products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. Additionally, backlog at December 31, 2001 includes the combined operations resulting from the merger of former T-3 and IHI. Management believes that substantially all of the orders and commitments included in backlog at December 31, 2001 will be completed within the next 12 months.

ENVIRONMENTAL REGULATIONS

     We are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at our facilities or at third-party facilities at which we have arranged for the disposal or treatment of hazardous materials.

     In July 2001, we discovered preliminary information concerning deep soil contamination at one of our leased facilities. This information is limited and preliminary and the source of the condition has not been identified. We have informed the landlord of the existence of the contamination and have requested that the landlord remediate the property as required by the lease. We expect that the landlord will comply with its obligations under the lease to investigate the environmental condition and take any action required under applicable law. We do not believe that we have contributed to or are responsible for any required remediation of the condition.

     We believe that we are in compliance in all material respects with all environmental laws and are not aware of any non-compliance or obligation to investigate or remediate contamination that could reasonably be expected to result in material liability. However, it is possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. In addition, environmental laws continue to be amended and revised to impose stricter obligations. We cannot predict the effect such future requirements, if enacted, would have on us, although we believe that such regulations would be enacted over time and would affect the industry as a whole.

EMPLOYEES

     As of December 31, 2001, we had a total of 1,044 employees, 261 of whom are salaried and 783 of whom are paid on an hourly basis. The entire work force is employed within the United States. We consider our relations with our employees to be good.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     Certain information in this Annual Report on Form 10-K, including the information we incorporate by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "projects," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

     We have based the forward-looking statements relating to our operations on our current expectations, and estimates and projections about us and about the industry in which we operate in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements.

WE WILL FACE SIGNIFICANT CHALLENGES IN INTEGRATING OUR OPERATIONS, AND, AS A RESULT, MAY NOT REALIZE THE BENEFITS OF CONSOLIDATION, SUCH AS REVENUE ENHANCEMENT THROUGH CROSS-SELLING OPPORTUNITIES, IMPROVED MARGINS AND CORPORATE COST REDUCTIONS.

     Integrating our operations and personnel combined as part of the merger with IHI will be a complex process, and we cannot be certain that the integration will be completed in a timely manner or that the anticipated benefits of the merger will be achieved. Successful integration will require, among other things, the integration of our finance, human resources, operations and marketing groups and the coordination of our information systems. The diversion of the attention of our management and any difficulties encountered in this integration process could cause the disruption of, or a loss of momentum in, the activities of our business.

BECAUSE WE DEPEND ON THE OIL AND GAS INDUSTRY, A DECLINE IN OIL AND GAS PRICES OR A DECREASE IN INDUSTRY ACTIVITY WILL NEGATIVELY IMPACT OUR PROFITS.

     We are, and will continue to be, dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

     o   the level of production from known reserves;

     o   the level of oil and gas inventories;

     o   the cost of producing oil and gas;

     o   the level of drilling activity;

     o   worldwide economic activity; and

     o   environmental regulation.

     If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for our products will decline.

THE OILFIELD SERVICE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN A LOSS OF MARKET SHARE OR A DECREASE IN REVENUE OR PROFIT MARGINS.

     The oilfield service industry in which we operate is highly competitive. Many of our competitors have greater financial and other resources than we do. Each of our operating units is subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include price, quality and customer service. Strong competition may result in a loss of market share and a decrease in revenue and profit margins.

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

THREE OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR OFFICERS OF FIRST RESERVE CORPORATION. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN OUR OR OUR SHAREHOLDERS' BEST INTERESTS.

     Three of our directors, Thomas A. Denison, Joseph R. Edwards and Ben A. Guill, are also current directors or officers of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of our company regarding business dealings between First Reserve Corporation and us and other matters. The resolution of these conflicts may not always be in our or our shareholders' best interests.

WE RENOUNCED ANY INTEREST IN SPECIFIED BUSINESS OPPORTUNITIES, AND FIRST RESERVE FUND VIII AND ITS DIRECTOR DESIGNEES ON OUR BOARD OF DIRECTORS GENERALLY HAVE NO OBLIGATION TO OFFER US THOSE OPPORTUNITIES.

     First Reserve Fund VIII has investments in other oilfield service companies that compete with us, and First Reserve Corporation and its affiliates, other than T-3, may invest in other such companies in the future. We refer to First Reserve Corporation, its other affiliates and its portfolio companies as the First Reserve group. Our certificate of incorporation provides that, so long as First Reserve Corporation and its affiliates continue to own at least 20% of our common stock, we renounce any interest in specified business opportunities. Our certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the

First Reserve group, including any individual who also serves as First Reserve Fund VIII's director designee of our company:

     o no member of the First Reserve group or any of those individuals will have any obligation to communicate or offer the opportunity to us; and

     o such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:

     o it was presented to a member of the First Reserve group in that person's capacity as a director or officer of T-3; or

     o the opportunity was identified solely through the disclosure of information by or on behalf of T-3.

These provisions of our certificate of incorporation may be amended only by an affirmative vote of holders of at least 80% of our outstanding common stock. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

ITEM 2. PROPERTIES

     We operate 30 facilities, all located in the Gulf Coast region, which range in size from less than 1,000 square feet to approximately 127,500 square feet of manufacturing and related space, or an aggregate of approximately 802,300 square feet, including corporate headquarters. Of this total, about 550,400 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2010. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

     We maintain our principal executive offices at 13111 Northwest Freeway, Suite 500, Houston, Texas. This property consists of conventional office space and is, in our opinion, adequate to meet our needs for the foreseeable future.

The following chart lists our material facilities by segment:


              SEGMENT                                         NUMBER OF FACILITIES           SQUARE FOOTAGE
              -------                                         --------------------           --------------

Pressure Control..........................................               14                        274,000
Products..................................................                9                        281,700
Distribution..............................................                5                        109,500
Other.....................................................                2                        129,900

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of IHI shareholders was held at 7135 Ardmore, Houston, Texas 77054, at 10:00 a.m., Houston time, on December 12, 2001. As of the record date, November 1, 2001, there were 16,985,998 outstanding shares of IHI common stock, after giving effect to the one-for-ten reverse stock split.

         (a) The first proposal for IHI shareholders to vote upon was the approval of the Agreement and Plan of Merger, dated May 7, 2001, as amended, by and among IHI, T-3 Energy Services, Inc. and First Reserve Fund VIII, L.P. Approval of the merger required the affirmative vote of holders of at least two-thirds of the outstanding shares of IHI common stock. The proposal was approved and the actual voting results were as follows:

                                             Number of Votes
                        For                     Against                Abstain
                        ---                  ---------------           -------

                     12,094,930                  120,863               19,489

         (b) The second proposal for IHI shareholders to vote upon was the approval of the reincorporation merger agreement, which would change the state of incorporation of IHI from Texas to Delaware, and would also implement a reverse stock split ranging from one newly issued share of Delaware combined company common stock for each five shares of combined company common stock to one newly issued share for each ten shares of combined company common stock. Approval of the reincorporation merger agreement required the affirmative vote of holders of at least two-thirds of the outstanding shares of IHI common stock. The proposal was approved and the actual voting results were as follows:

                                          Number of Votes
                        For                  Against                   Abstain
                        ---               ---------------              -------

                     11,735,887              480,606                   18,789

(c) The following persons were elected at that meeting as Class I directors to serve until the earlier of the closing of the merger or the third annual meeting of shareholders following their election:

                                                Number of Votes
                                            -----------------------
                  Name of Nominee              For        Against
                  ---------------           ----------   ----------

                  Donald P. Carlin          15,688,871     562,664
                  Andrew Cormier            15,142,293   1,109,242
                  James W. Kenney           15,651,762     599,773

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market under the symbol "TTES". The following table sets forth the high and low closing sales prices of our common stock, as adjusted to reflect the one-for-ten reverse stock split that was implemented on December 18, 2001 in connection with the closing of the merger, for the periods indicated below:


                                                                  PRICE RANGE
                                                               -----------------
                                                                HIGH       LOW
                                                               ------    -------
     2000
         First Quarter....................................     $ 27.50    $ 18.75
         Second Quarter...................................     $ 21.56    $  8.75
         Third Quarter....................................     $ 24.69    $ 13.13
         Fourth Quarter...................................     $ 21.25    $  8.75
     2001
         First Quarter....................................     $ 22.50    $ 10.00
         Second Quarter...................................     $ 23.13    $ 16.50
         Third Quarter....................................     $ 18.60    $  8.50
         Fourth Quarter...................................     $ 12.80    $  7.60
     2002
         First Quarter (through March 25, 2002)...........     $ 10.24    $  7.50


     All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in our common stock.

     On March 25, 2002, the last reported sales price of our common stock, as quoted by the Nasdaq National Market, was $9.25 per share. On March 25, 2002, there were approximately 362 record holders of our common stock.

DIVIDEND POLICY

     We have never paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. Additionally, certain of our debt agreements restrict the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 17, 2001, IHI issued a total of 2,897,083 shares of its common stock (or 289,708 shares of common stock after giving effect to the one-for-ten reverse split effected on December 17, 2001 implemented as part of the re-incorporation merger described below) to SJMB, L.P. upon the conversion of $3.6 million in principal and accrued interest under an IHI convertible note. SJMB, L.P. was granted registration rights with respect to these common shares consistent with those rights granted to the former T-3 shareholders in the merger and described briefly below. The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

     On December 17, 2001, IHI issued a total of 75,933,612 shares of its common stock (or 7,593,361 shares of common stock after giving effect to the one-for-ten reverse stock split implemented as part of the re-incorporation merger described below) in connection with the merger of former T-3 and IHI. The shares were issued to the former T-3 shareholders in exchange for all of their shares of former T-3. The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

     On December 17, 2001 and immediately after the merger, we issued a total of 9,581,669 shares of our common stock to the combined company shareholders in connection with our merger reincorporating the combined company from Texas to Delaware and effecting the one-for-ten reverse stock split. The shares were issued to the combined company shareholders in exchange for all of shares of the Texas combined company. The shares were issued in a transaction exempt from registration under Section 3(a)(9). All of the former T-3 shareholders and certain of the former IHI shareholders that had existing registration rights were granted demand and "piggyback" registration rights with respect to their shares issued in the merger and any common shares acquired in the future.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     This item is presented in three tables for the historical reporting requirements of T-3. T-3 began operations in the first half of 2000 by acquiring and merging two predecessor companies with different fiscal year ends. Selected historical data for T-3, Cor-Val and Preferred Industries are presented separately below.

Selected Historical Financial Data of T-3

     T-3 was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. T-3 acquired Preferred Industries, Inc. on April 30, 2000. For financial reporting purposes, T-3 was deemed the accounting acquirer of both Cor-Val and Preferred Industries and applied the purchase method of accounting in both acquisitions. Cor-Val and Preferred Industries have been identified as predecessors to T-3 for financial presentation purposes. Additionally, T-3 acquired O&M Equipment, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000, and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, former T-3 merged into IHI with IHI surviving the merger under the name T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting required that we carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the historical operating results presented in this Annual Report on Form 10-K include the historical operating results of T-3 prior to its merger with IHI and the two weeks of operations of IHI from December 17, 2001 to December 31, 2001.

     The following selected unaudited historical consolidated financial data for each of the two years in the period ended December 31, 2001 has been derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.


T-3
------------------------------------------------------------------------------------------------------

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                                 2001         2000
                                                                              ----------    ----------
                                                                              (IN THOUSANDS EXCEPT FOR
                                                                                  PER SHARE AMOUNTS)
OPERATING DATA:
Sales................................................................          $  90,162    $  25,683
Cost of sales........................................................             61,184       15,901
                                                                               ---------    ---------

Gross profit.........................................................             28,978        9,782
Selling, general and administrative expenses.........................             18,852        5,998
                                                                               ---------    ---------

Income from operations...............................................             10,126        3,784

Interest expense.....................................................              4,848        2,761
Other expense, net...................................................                 22           20
                                                                               ---------    ---------

Income before provision for income taxes
   and extraordinary loss............................................              5,256        1,003
Provision for income taxes...........................................              2,860          668
                                                                               ---------    ---------

Net income before extraordinary loss.................................              2,396          335

Extraordinary loss (1)...............................................                474           --
                                                                               ---------    ---------

Net income...........................................................          $   1,922    $     335
                                                                               =========    =========

Basic earnings (loss) per common share:
   Earnings before extraordinary loss................................          $     1.05   $    0.26
   Extraordinary loss................................................               (0.20)         --
                                                                               ----------   ---------
   Earnings per common share.........................................          $     0.85   $    0.26
                                                                               ==========   =========

Diluted earnings (loss) per common share: (2)
   Earnings before extraordinary loss................................          $     0.89   $    0.26
   Extraordinary loss................................................               (0.13)         --
                                                                               ----------   ---------
   Earnings per common share.........................................          $     0.76   $    0.26
                                                                               ==========   =========

Weighted average common shares outstanding:
   Basic.............................................................               2,271       1,302
   Diluted...........................................................               3,715(2)    1,302(2)


                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                  2001         2000
                                                                               ----------   ---------

BALANCE SHEET DATA:
Working capital......................................................          $   28,853   $   6,664
Total assets.........................................................             199,728      66,819
Long-term debt (3)...................................................              43,897      36,083
Total liabilities....................................................              83,698      44,786
Stockholders' equity.................................................             116,030      22,033

--------------------------------------------------------------------------------
(1) The repayment of our combined indebtedness in connection with the merger in December 2001 resulted in an extraordinary loss of $0.5 million, net of a $0.3 million income tax benefit, as a result of the write-off of unamortized deferred loan costs.

(2) There were 185,180 weighted average shares of common stock related to our convertible subordinated debt that were not included in the computation of diluted earnings per share for 2000 because to do so would have been anti-dilutive. For 2001, there were 282,829 options and 3,486,217 warrants, and for 2000, there were 120,588 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

(3)  Excludes deferred income taxes and other long-term liabilities.

Selected Historical Financial Data of Cor-Val, Inc.

     The following table presents summary historical financial and other data for Cor-Val and should be read in conjunction with the financial statements of Cor-Val and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The following selected unaudited historical financial data as of and for the year ended March 31, 1999 and eleven months ended February 29, 2000 has been derived from the audited consolidated financial statements as of and for the year ended March 31, 1999 and for the eleven months ended February 29, 2000. The March 31, 1997 and 1998 selected unaudited historical financial data has been derived from the March 31, 1997 and 1998 unaudited consolidated financial statements. Cor-Val has been identified as a predecessor to T-3 for financial reporting purposes.

COR-VAL, INC.
--------------------------------------------------------------------------------


                                                             ELEVEN MONTHS
                                                                 ENDED                YEAR ENDED MARCH 31,
                                                              FEBRUARY 29,    -------------------------------------
                                                                2000(1)          1999          1998         1997
                                                             -------------    ----------    ----------   ----------
                                                                                          (IN THOUSANDS)
OPERATING DATA:
Sales ......................................................   $   10,842     $   10,310    $   12,512   $    9,938
Cost of sales ..............................................        5,577          4,818         5,989        5,089
                                                               ----------     ----------    ----------   ----------
Gross profit ...............................................        5,265          5,492         6,523        4,849
Selling, general and administrative expenses ...............        3,649          4,130         4,553        4,494
                                                               ----------     ----------    ----------   ----------
Income from operations .....................................        1,616          1,362         1,970          355
Interest expense ...........................................           88            120           129           90
Other (income) expense, net ................................         (141)           (23)          200           (8)
                                                               ----------     ----------    ----------   ----------
Income before provision for income taxes ...................        1,669          1,265         1,641          273
Provision for income taxes .................................           51            468           744          129
                                                               ----------     ----------    ----------   ----------
Net income .................................................   $    1,618     $      797    $      897   $      144
                                                               ==========     ==========    ==========   ==========


                                                                                       AS OF MARCH 31,
                                                                              ------------------------------------
                                                                                1999          1998         1997
                                                                              ----------   ----------   ----------
                                                                                         (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital ...........................................................   $    1,289   $    1,630   $      922
Total assets ..............................................................        4,041        3,855        3,084
Long-term debt (2) ........................................................           94        1,007        1,085
Total liabilities .........................................................        1,686        2,297        2,423
Shareholders' equity ......................................................        2,355        1,558          661

--------------------------------------------------------------------------------
(1) In July 1999, Cor-Val purchased all of the equity securities of Cor-Val Services, Inc. in exchange for common stock.

(2)      Excludes deferred income taxes and other long-term liabilities.

Selected Historical Financial Data of Preferred Industries, Inc.

     The following table presents summary historical financial and other data for Preferred Industries and should be read in conjunction with the financial statements of Preferred Industries and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The following selected unaudited historical financial data as of and for the years ended December 31, 1998 and 1999 and the four months ended April 30, 2000 has been derived from the audited financial statements of Preferred Industries as of and for the years ended December 31, 1998 and 1999, and for the four months ended April 30, 2000. The December 31, 1996 and 1997 selected unaudited historical financial data has been derived from the unaudited financial statements for the years ended December 31, 1996 and 1997. Preferred Industries has been identified as a predecessor to T-3 for financial reporting purposes.

PREFERRED INDUSTRIES, INC.
--------------------------------------------------------------------------------

                                                             FOUR MONTHS              YEARS ENDED DECEMBER 31,
                                                                ENDED      -------------------------------------------
                                                           APRIL 30, 2000    1999        1998        1997       1996
                                                           --------------  --------    --------    --------   --------
                                                                                    (IN THOUSANDS)

OPERATING DATA:
Sales ......................................................   $  3,808    $ 12,925    $ 18,040    $ 17,251   $ 12,016
Cost of sales ..............................................      2,526       8,501      12,266      10,537      7,899
                                                               --------    --------    --------    --------   --------
Gross profit ...............................................      1,282       4,424       5,774       6,714      4,117
Selling, general and administrative expenses ...............        641       4,449       5,545       4,422      2,524
                                                               --------    --------    --------    --------   --------
Income (loss) from operations ..............................        641         (25)        229       2,292      1,593
Interest expense ...........................................         62         205         146          48         41
Other (income) expense, net ................................        (39)       (138)       (107)          2        (47)
                                                               --------    --------    --------    --------   --------
Income (loss) before provision for
     income taxes ..........................................        618         (92)        190       2,242      1,599
Provision for income taxes .................................        266          39          87         914        644
                                                               --------    --------    --------    --------   --------
Net income (loss) ..........................................   $    352    $   (131)   $    103    $  1,328   $    955
                                                               ========    ========    ========    ========   ========


                                                                                          AS OF DECEMBER 31,
                                                                           -------------------------------------------
                                                                            1999         1998        1997        1996
                                                                           -------     --------    --------    -------
                                                                                           (IN THOUSANDS)


BALANCE SHEET DATA:
Working capital........................................................    $ 2,189     $  2,448    $  2,647    $ 1,555
Total assets...........................................................      6,923        7,942       5,838      4,124
Long-term debt (1).....................................................      1,843        2,358         710        550
Total liabilities......................................................      3,228        4,116       2,115      1,654
Shareholders' equity...................................................      3,695        3,826       3,723      2,470

------------------------------------------------------------------------------
(1)  Excludes deferred income taxes and other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     T-3 was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. We acquired Preferred Industries, Inc. on April 30, 2000. For financial reporting purposes, T-3 was deemed the accounting acquirer of both Cor-Val and Preferred Industries and applied the purchase method of accounting in both acquisitions. In this Annual Report on Form 10-K, we sometimes refer to Cor-Val and Preferred Industries together as the predecessors. The results of operations of the predecessors are included in our operating results from their respective dates of acquisition.

     During the year 2000, we acquired five operating companies in transactions accounted for using the purchase method of accounting. On February 29, 2000, we acquired Cor-Val for approximately $21.4 million in cash, plus liabilities assumed and the issuance of 54,508 shares of our common stock. On April 30, 2000, we acquired Preferred Industries for approximately $18.8 million in cash, plus liabilities assumed and the issuance of 18,169 shares of our common stock. On April 30, 2000, we acquired O&M Equipment, Inc. for approximately $1.4 million in cash, plus liabilities assumed and an earnout based on the performance of O&M through 2002 in which former O&M shareholders may receive up to $1 million in additional cash consideration ($0.6 million was earned in 2001 and $0.1 million was earned in 2000). Additionally, we acquired Control Products of Louisiana, Inc. and Coastal Electric Motors, Inc. in September 2000 and December 2000, respectively, for total consideration of approximately $10.3 million in cash, plus liabilities assumed.

     On May 7, 2001, simultaneous with the signing of the merger agreement with IHI, we acquired A&B Bolt, a subsidiary of IHI, for $15.3 million in cash including merger expenses in a transaction accounted for using the purchase method of accounting. The results of operations of A&B Bolt have been included in our operating results from the date of acquisition.

     On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock, including common stock underlying existing options and warrants.

     The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair market values, with any excess of the fair market value of the purchase consideration in excess of the fair market value of IHI's identifiable net assets treated as goodwill. The historical financial data presented in this Annual Report on Form 10-K includes the historical financial condition and operating results of T-3 prior to its merger with IHI. For the year 2001, the historical financial data also includes the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001.

     As part of the merger with IHI, we acquired a non-energy subsidiary. Because the subsidiary's operations are outside our strategic focus, at the time of the merger we identified this operation as one to be sold. We expect the sale to be completed by July 2002. This operation's net assets consist primarily of trade accounts receivable, inventories, accounts payable and accrued expenses that are carried at their book values which we believe approximate fair market values. Additionally net assets include a $.1 million accrual for expected losses of the operation for the period prior to its disposal. The operation recorded no net profit or loss in the post acquisition period of 2001. Any gain or loss on the ultimate disposition of the operation will be treated as an adjustment to the original purchase price allocation and goodwill will be increased or decreased accordingly.

     On December 18, 2001, our shares of common stock began trading on the Nasdaq National Market under the new symbol "TTES". In addition, our Class B Warrants, Class C Warrants and Class D Warrants began trading on the over-the-counter bulletin board under the new symbols "TTESZ," "TTESL," and "TTESW," respectively. Immediately after the merger, First Reserve Fund VIII, L.P. ("First Reserve") owned approximately 77% of our common shares, and collectively all of the former T-3 shareholders (including First Reserve) owned approximately 79% of our common shares, with the remaining 21% of our common shares being held by the shareholders of IHI immediately prior to the merger.

     Before the closing and as part of the merger, (1) IHI divested of substantially all of its non-energy-related subsidiaries, (2) SJMP, L.P. converted $3.6 million of its IHI debt into shares of IHI common stock, (3) First Reserve converted $25.3 million of its former T-3 debt into shares of former T-3 common stock, and (4) First Reserve purchased an additional $46.8 million in shares of former T-3 common stock. In addition, the combined company completed a refinancing of its senior debt simultaneously with the closing of the merger. Under the terms of the merger, all but two of IHI's then existing directors and all of its officers resigned their positions with the combined company, and the management of former T-3 and six of former T-3's director designees assumed the management and director duties for the combined company.


     Our financial statements for the year ended December 31, 2000 reflect operations for the ten-month period from March 1, 2000 (the date the company commenced business operations) to December 31, 2000. Our results of operations for the year ended December 31, 2000 are not comparable to the results of operations for the comparable periods for each of the predecessor companies because (1) T-3 was not engaged in business operations prior to March 1, 2000,
(2) T-3 made three acquisitions during the year 2000 in addition to the predecessors which are not reflected for the full period, and (3) the historical information presented for the predecessors does not reflect the purchase accounting adjustments recorded by T-3.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K. The significant accounting policies which we believe are the most critical to our financial condition and results of operations and require management's subjective judgment and estimates are described below.

     CONCENTRATION OF CREDIT RISK

     Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade accounts receivable. A majority of our business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region. We continually evaluate the financial strength of our customers but do not require collateral to support our customer receivables. We provide an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable.

     INVENTORY

     We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory based primarily on the length of time the item has remained in inventory. In the opinion of management, we are adequately reserved for excess and slow moving inventory. However, a significant decrease in demand could result in an increase in the excess and slow moving inventory reserve and a charge to earnings.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will not amortize approximately $99.3 million of goodwill. We had recorded approximately $1.7 million of goodwill amortization during 2001 for acquisitions that occurred prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review pursuant to SFAS No. 142 of our goodwill no later than June 30, 2002 and an annual impairment review thereafter. We are in the process of analyzing the impact of adoption but currently do not expect to record an impairment charge upon completion of the initial review.

     CONTINGENCIES

     We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, the actual loss from a loss contingency could be significantly different than the estimated loss, resulting in an adverse effect on our results of operations and our financial position.

RESULTS OF OPERATIONS OF T-3

     The following table sets forth certain operating statement data for each of our segments for each of the periods presented (in thousands):



                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  2001              2000
                                                              -------------    ---------------

Sales:
     Pressure Control ......................................   $     52,120    $     25,412
     Products ..............................................          7,435             271
     Distribution ..........................................         30,607              --
                                                               ------------    ------------

                                                                     90,162          25,683
                                                               ------------    ------------
Cost of sales:
     Pressure Control ......................................         33,434          15,650
     Products ..............................................          5,709             251
     Distribution ..........................................         22,041              --
                                                               ------------    ------------

                                                                     61,184          15,901
                                                               ------------    ------------
Gross profit:
     Pressure Control ......................................         18,686           9,762
     Products ..............................................          1,726              20
     Distribution ..........................................          8,566              --
                                                               ------------    ------------

                                                                     28,978           9,782
                                                               ------------    ------------
Selling, general and administrative expenses:
     Pressure Control ......................................          9,689           5,356
     Products ..............................................          1,624             118
     Distribution ..........................................          6,130              --
     Corporate .............................................          1,409             524
                                                               ------------    ------------

                                                                     18,852           5,998
                                                               ------------    ------------
Income (loss) from operations:
     Pressure Control ......................................          8,997           4,406
     Products ..............................................            102             (98)
     Distribution ..........................................          2,436              --
     Corporate .............................................         (1,409)           (524)
                                                               ------------    ------------

                                                               $     10,126    $      3,784
                                                               ============    ============

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Sales. On a consolidated basis, sales increased $64.5 million, or 251%, in 2001 compared to 2000.

     Sales for the Pressure Control segment increased $26.7 million, or 105%, in 2001 compared to 2000. Sales for 2000 were generated from four acquisitions that were made between February 2000 and September 2000. The sales increase in 2001 over 2000 was primarily attributable to the inclusion of a full year's sales in the 2001 period from these same acquisitions. In addition, sales were positively influenced by increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increasing worldwide demand for oil and gas coupled with declining production in many areas all resulting in increased oil and gas prices, increased exploration and production spending and an improved demand for oilfield services in the first three quarters of 2001.

     Sales for the Products segment increased $7.2 million in 2001 from $0.3 million in 2000. This sales increase was primarily attributable to the acquisition of TPS Coastal Electric, Inc. in December 2000 and the inclusion of a full year's sales in the 2001 period along with $1.8 million of sales generated from the merged IHI entities in December 2001.

     Sales for the Distribution segment for 2001 were $30.6 million. The Distribution segment was formed in 2001 with the acquisition of A&B Bolt in May 2001.

     Cost of Sales. On a consolidated basis, cost of sales increased $45.3 million, or 285%, in 2001 compared to 2000. Gross profit margin was 32% in 2001 compared to 38% in 2000. Gross profit was lower on a consolidated basis in 2001 compared to 2000 primarily because of a change in the mix of sales. The Pressure Control segment, which typically has the highest margins of all of our segments, represented a smaller percentage of total sales (58% in 2001 compared to 99% in 2000). The Products and Distribution segments, which typically have lower margins than the Pressure Control segment, represented a larger percentage of total sales (42% in 2001 compared to 1% in 2000).

     Cost of sales for the Pressure Control segment increased $17.8 million, or 114%, in 2001 compared to 2000, primarily as a result of the increase in sales described above. Gross profit margin was 36% in 2001 compared to 38% in 2000. The decline in margins in 2001 compared to 2000 is attributable to the companies acquired in the second half of 2000 generally having lower gross margins on their remanufactured products.

     Cost of sales for the Products segment increased $5.5 million in 2001 from $0.3 million in 2000, primarily as a result of the increase in sales and the merger in December 2001. Gross profit margin increased from 7% in 2000 to 23% in 2001. Only one month of operations was included in 2000. Gross profit margin in 2000 was lower than it would be for a full year since both sales and gross profit margin in this segment are typically lower in the month of December.

     Cost of sales for the Distribution segment was $22.0 million in 2001. Gross profit margin was 28% in 2001.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $12.8 million, or 214%, in 2001 compared to 2000, primarily as a result of the increased sales and the inclusion of a full year's operations of our 2000 acquisitions described above.

     Selling, general and administrative expenses for the Pressure Control segment increased $4.3 million, or 81%, in 2001 compared to 2000 as a result of the increase in sales and the inclusion of a full year's operations of our 2000 acquisitions as described above.

     Selling, general and administrative expenses for the Products segment increased $1.5 million in 2001 from $0.1 million in 2000, primarily as a result of the increase in sales and the inclusion of a full year's operations of our 2000 acquisitions as described above.

     Selling, general and administrative expenses in the Distribution segment were $6.1 million in 2001.

     Selling, general and administrative expenses for the parent company operations increased $0.9 million, or 169%, in 2001 compared to 2000. The 2001 period included a full year of administrative and MIS support services as well as expenses associated with the preparation and completion of the merger of IHI and T-3. T-3 maintained a smaller support staff during the first half of 2000 prior to most of its acquisitions.

     Interest Expense. On a consolidated basis, interest expense increased to $4.8 million in 2001 as compared to $2.8 million in 2000, primarily as a result of higher debt levels and interest rates throughout 2001.

     Income Taxes. Income tax expense for 2001 was $2.9 million as compared to $0.7 million in 2000. The effective tax rate for 2001 was 54% compared to 67% in 2000. For both years, the tax rate in excess of statutory rates was primarily attributable to nondeductible goodwill associated with the acquisitions made in 2000.

     Net Income Before Extraordinary Loss. On a consolidated basis, net income before extraordinary loss was $2.4 million in 2001 compared with $0.3 million in 2000 as a result of the foregoing factors.

     Extraordinary Loss. As a result of the merger and the subsequent refinancing of our indebtedness in December 2001, we recorded an extraordinary loss of $0.5 million, net of tax, for the write-off of unamortized deferred loan costs.

     Net Income. On a consolidated basis, net income was $1.9 million in 2001 compared with $0.3 million in 2000 as a result of the foregoing factors.

Year Ended December 31, 2000

     Sales. On a consolidated basis, sales were $25.7 million for the year ended December 31, 2000.

     Sales in the Pressure Control segment were $25.4 million for the year ended December 31, 2000. Sales in this segment were generated from the four companies acquired during the year, with $22.0 million of the sales being derived from the operations of Cor-Val and Preferred Industries. These sales consisted primarily of pressure control product sales, blowout preventer sales and repairs and custom manufacturing sales.

     Sales in the Products segment were $0.3 million for the year ended December 31, 2000. Sales in this segment were generated from the one company acquired during December 2000. These sales consisted primarily of the manufacturing and repair of electrical motors and generators.

     Cost of Sales. On a consolidated basis, cost of sales was $15.9 million, gross profit was $9.8 million and gross margin was 38%, for the year ended December 31, 2000. Gross profit was higher than it would have been had we owned all of the operating companies for the entire year. The businesses acquired in the last quarter of 2000 typically generate a lower gross profit margin as compared to the companies acquired in the first half of 2000.

     Cost of sales in the Pressure Control segment were $15.6 million, gross profit was $9.8 million and gross margin was 38%, for the year ended December 31, 2000. Gross profit in this segment was higher than it would have been had we owned all of the operating companies for the entire year. The businesses acquired in the last quarter of 2000 typically generate a slightly lower gross profit margin as compared to the companies acquired in the first half of 2000.

     Cost of sales in the Products segment were $0.3 million, gross profit was $0.02 million and gross margin was 7%, for the year ended December 31, 2000. Gross profit in this segment was lower than normal since it represents one month of operations since its acquisition and both sales and gross profit are typically lower in December.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses were $6.0 million for the year ended December 31, 2000. Of this amount, $1.5 million was related to the amortization expense of intangibles associated with the five acquisitions. In the second half of 2000, we began the implementation of our manufacturing and financial information system as well as the centralization of various administrative activities.

     Selling, general and administrative expenses for the Pressure Control segment were $5.4 million for the year ended December 31, 2000. Of this amount, $1.5 million was related to the amortization expense of intangibles associated with the four acquisitions included in this segment. In the second half of 2000, we began the implementation of our manufacturing and financial information system, as well as, the centralization of various administrative activities.

     Selling, general and administrative expenses for the Products segment were $0.1 million for the year ended December 31, 2000.

     Interest Expense. On a consolidated basis, interest expense was $2.8 million, or 11% of sales, for the year ended December 31, 2000. The interest expense resulted primarily from a $25 million bridge loan from First Reserve, our largest stockholder. The interest rate on this bridge loan escalated throughout the year. On September 29, 2000, we refinanced the bridge loan with a senior credit facility and an $8 million convertible note with First Reserve. The senior credit facility provided for lower interest rates than our bridge loan, which resulted in lower interest expense in the fourth quarter of 2000.

     Income Taxes. We had a combined effective tax rate of 67% in 2000. The tax rate in excess of statutory rates was primarily attributable to nondeductible goodwill associated with the acquisitions completed during 2000.

     Net Income. On a consolidated basis, net income was $0.3 million for the year ended December 31, 2000 as a result of the foregoing factors.

RESULTS OF OPERATIONS OF COR-VAL, INC.

Eleven Months Ended February 29, 2000 Compared With Year Ended March 31, 1999

     The results of operations and cash flows for the interim eleven months ended February 29, 2000, are not necessarily indicative of the results for the entire fiscal year.

     Sales increased to $10.8 million for the eleven months ended February 29, 2000 compared to $10.3 million for the year ended March 31, 1999. A sales decrease in that period due to a reduction in worldwide rig count, continued caution regarding the strength of oil and gas prices and ongoing cost reduction efforts by oil and gas companies was offset by the acquisition of Cor-Val Services, Inc. on July 1, 1999. Cor-Val, Inc.'s sales were generated primarily from the manufacture of valves, control valves and chokes, while Cor-Val Services' sales were generated primarily from the repair, refurbishment and sale of blowout preventers, valves, control valves and chokes.

     Cost of sales increased to $5.6 million for the eleven months ended February 29, 2000, compared to $4.8 million for the year ended March 31, 1999. Gross profit margin was 49% for the eleven months ended February 29, 2000, compared to 53% for the year ended March 31, 1999. The lower gross profit margin is primarily attributable to lower gross profit margins on several pressure control repair jobs which were generated after the acquisition of Cor-Val Services on July 1, 1999, coupled with more fixed costs attributable to the lower sales generated by Cor-Val during that period.

     Selling, general and administrative expenses decreased to $3.6 million for the eleven months ended February 29, 2000, compared to $4.1 million for the year ended March 31, 1999. This decrease was primarily attributable to lower compensation paid to the former owners of Cor-Val during the eleven months ended February 29, 2000, as compared to the previous year due to the pending sale of Cor-Val to T-3.

     Interest expense was $0.1 million for the eleven months ended February 29, 2000 and for the year ended March 31, 1999.

     Income tax expense decreased $0.4 million for the eleven months ended February 29, 2000, compared to the year ended March 31, 1999. The decrease is attributable to an election by Cor-Val, Inc. to be treated as an S Corporation effective April 1, 1999. As a result of the election, deferred tax liabilities were eliminated and charged to the provision for income taxes as of the effective date. The income of Cor-Val, Inc. for the eleven months ended February 29, 2000, was taxable to the stockholders and thus no provision for income taxes was made in the accounts of Cor-Val, Inc.

RESULTS OF OPERATIONS OF PREFERRED INDUSTRIES, INC.

Four Months Ended April 30, 2000

     The results of operations for the period, January 1, 2000, through April 30, 2000, are not necessarily comparable to the results of operations for the years ended December 31, 1999 and 1998.

     Sales for the four months ended April 30, 2000, were $3.8 million.

     Cost of sales was $2.5 million for the four months ended April 30, 2000. Gross profit margin was 34% for the four months ended April 30, 2000 and for the year ended December 31, 1999.

     Selling, general and administrative expenses were $0.6 million or 17% of sales. This expense is substantially less than in prior periods as Preferred Industries incurred lower compensation expense to former owners of Preferred Industries as compared to prior years due to the pending sale of Preferred Industries to T-3.

     Interest expense was $0.1 million for the four months ended April 30, 2000. Interest expense for the period was lower than the prior year due to lower debt levels during the four month period ended April 30, 2000 compared to the prior year.

     Income tax expense was $0.3 million for the four months ended April 30, 2000. Preferred is subject to U.S. federal and state taxes and recorded an effective tax rate of 43% for the four months ended April 30, 2000. The tax rate in excess of statutory rates was primarily attributable to certain nondeductible expenses.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     Sales decreased to $12.9 million for 1999, compared to $18.0 million for 1998. The sales decrease was primarily attributable to a reduction in the worldwide rig count, customers' concerns regarding the strength of oil and gas prices, consolidation within the oil and gas industry and ongoing cost reduction efforts by oil and gas companies.

     Cost of sales decreased $3.8 million, or 31%, in 1999 compared to 1998. Gross profit margin was 34% in 1999 compared to 32% in 1998. This gross profit margin increase was attributable to Preferred Industries having a higher percentage of new customer manufacturing sales in 1999 as compared to 1998. New customer manufacturing sales typically generate higher profit margins. This increase was offset by a charge of $0.3 million to cost of sales during 1999 for the write-off of inventory that Preferred Industries determined was not saleable.

     Selling, general and administrative expenses decreased from $5.5 million in 1998 to $4.4 million in 1999. As a percentage of sales, these expenses were 34% in 1999 compared to 31% in 1998. This increase as a percentage of sales is attributable to lower sales in 1999 as compared to 1998.

     Interest expense increased to $0.2 million in 1999 as compared to $0.1 million in 1998. The increase is attributable to Preferred Industries borrowing $1.7 million in September 1998, and approximately $1.2 million in March 1998.

     Income tax expense decreased from $.09 million in 1998 to $.04 million in 1999. The decrease is attributable to a pretax loss along with higher nondeductible insurance expense during 1999 as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had working capital of $28.9 million, current maturities of long-term debt of $5.3 million, long-term debt of $43.9 million and stockholders' equity of $116.0 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by Operating Activities. For 2001, net cash provided by operating activities was $1.0 million compared to $2.1 million in 2000. Cash provided by operations decreased in 2001 as compared to 2000 as working capital increased with increased sales.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For 2001 and 2000, we made capital expenditures of approximately $3.2 million and $5.9 million, respectively. Cash consideration paid for acquisitions, including the merger with IHI, was $72.4 million in 2001 compared to $51.9 million in 2000 (see Note 2 to our consolidated financial statements).

     Net Cash Provided by Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities provided net cash of $78.5 million in 2001 compared to $56.8 million in 2000. During 2001, we had net borrowings of $13.3 million under our credit facilities compared to $2.5 million during 2000. During 2001, we had proceeds from issuance of long-term debt and convertible subordinated debt of $46.6 million compared to proceeds of $51.8 million in 2000. During 2001, we made principal payments on long-term debt of $25.7 million compared to $17.3 million in 2000.

     In connection with our merger with IHI, we acquired a non-energy subsidiary that we have accounted for as held for sale. We do not expect the disposal of this operation to have a material impact on our liquidity.

     In 2001, proceeds from sales of our common stock were $46.9 million. In connection with the merger with IHI in December 2001, First Reserve purchased $46.8 million in shares of our common stock. Additionally, an executive officer and a director purchased $0.1 million in shares of our common stock. In 2000, proceeds from sales of common stock were $20.9 million, including sales of 1.7 million shares to First Reserve and two directors for aggregate cash proceeds of $18.9 million and 0.2 million shares to an affiliate of General Electric Capital Corporation, CFE, Inc., for cash proceeds of $2.0 million.

     On March 27, 2002, we sold 1.0 million shares of our common stock at $10 per share to our largest stockholder, First Reserve. We will use the proceeds to reduce bank debt and fund future acquisitions.

     Principal Debt Instruments. As of December 31, 2001, we had an aggregate of $49.2 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. As of December 31, 2001, we had $11.7 million in availability under our revolving credit facility.

     On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The term loan is payable in equal quarterly installments of $0.8 million commencing March 31, 2002. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At

December 31, 2001, the senior credit facility bore interest at prime plus 1.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, our funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of December 31, 2001, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets. The senior credit facility's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2001 was 8.6%

     The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.6%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. As of December 31, 2001, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

     On September 29, 2000, we entered into a credit agreement with General Electric Capital Corporation. The credit agreement included a revolving loan commitment of $10.0 million and three term loan commitments totaling $25.0 million. The credit agreement's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2000 was 10.7%. The entire credit agreement was paid in full, along with any accrued and unpaid interest owed, on December 17, 2001.

     On September 29, 2000, we issued a 12%, $8 million convertible promissory note to First Reserve maturing March 2008. The proceeds of the note were used to fund the acquisition of Control Products of Louisiana, for capital expenditures and to refinance other outstanding indebtedness to First Reserve. On May 7, 2001, we issued a 12%, $15 million convertible promissory note to First Reserve maturing April 2008. The proceeds of the note were used to fund the acquisition of A&B Bolt. On December 17, 2001, the notes along with accrued interest were converted into approximately 2.0 million shares of common stock.

     We believe that cash generated from operations and amounts available under our senior credit facility and from other sources of debt will be sufficient to fund existing operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

     We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, acquisition funds may not be available at terms acceptable to us.

RELATED PARTIES

     We have transactions in the normal course of business with certain related parties.

     During February 2000, we entered into a $25 million senior secured promissory note with First Reserve, our largest shareholder. We incurred interest expense of approximately $1.8 million for the year ended December 31, 2000 related to this note. The senior secured promissory note was paid in full on September 29, 2000, with proceeds from the credit agreement (see Note 6 to our consolidated financial statements) and an $8 million convertible subordinated note payable to First Reserve. In May 2001, we entered into a $15 million convertible promissory note payable to First Reserve. The proceeds of the note were used to fund our acquisition of A&B Bolt. In December 2001, the two convertible promissory notes and accrued interest in the aggregate amount of $25.3 million were converted into 2.0 million shares of common stock.

     In 2000, we sold 1.7 million shares of common stock to First Reserve and two of our directors for cash proceeds of $18.9 million. In 2001, we sold 0.01 million shares of common stock to an executive officer and a director of the Company for cash proceeds of $0.1 million.

     On March 27, 2002, we sold 1.0 million shares of our common stock at $10 per share to our largest stockholder, First Reserve. We will use the proceeds to reduce bank debt and fund future acquisitions.

     General Electric Capital Corporation is a beneficial owner of 181,692 shares of our common stock (see Note 12 to our consolidated financial statements), and provides debt financing to us. In connection with this financing, we paid financing costs of approximately $0.1 million and $1.0 million and incurred interest expense of approximately $2.2 million and $0.7 million for the years ended December 31, 2001 and 2000, respectively.

     In connection with IHI's sale of its subsidiary, Beaird Industries, Inc., to Don Carlin and Robert Cone, former directors of IHI and current directors of our company, prior to the merger, IHI received a $3.4 million note receivable from Beaird as part of the purchase price of Beaird (see Note 4 to our consolidated financial statements).

     We lease certain buildings under noncancelable operating leases from related parties. Lease commitments under these leases are approximately $0.8 million, $0.6 million, $0.5 million, $0.4 million, $0.4 million and $1.2 million for 2002, 2003, 2004, 2005, 2006 and thereafter, respectively. Rent expense to related parties was $0.3 million and $0.05 million for the years ended December 31, 2001 and 2000, respectively. In connection with our purchase accounting for our merger with IHI, we engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was determined that at the date of the merger, the contract rental rate associated with one of these leases, which was with a related party, exceeded the then fair market rental rate. Accordingly, we established a reserve of $1.8 million based on this excess that will be amortized over the remaining lease term of 8 years.

INFLATION

     Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.

SEASONALITY

     We believe that our business is not subject to any significant seasonal factors, and do not anticipate significant seasonality in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material impact on our financial condition or results of operations.

     On June 29, 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain other intangible assets with indefinite lives will remain on the balance sheet and no longer be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We were required to implement SFAS No. 141 on July 1, 2001. The adoption of this standard had no effect on our consolidated financial position or results of operations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. As required, we implemented SFAS No. 142 on January 1, 2002 and as a result, we will not amortize approximately $99.3 million of goodwill. We recorded approximately $1.7 million of goodwill amortization during 2001 for acquisitions that occurred prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review.

     During the third quarter of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143, is effective for us beginning January 1, 2003. Management believes that the adoption of SFAS No. 143 will not have a significant impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for us beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of December 31, 2001, our revolving credit facility had a principal balance of $15.8 million and our variable long-term debt had a principal balance of $16.5 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.3 million annual increase in interest expense on the existing principal balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required hereunder are included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.   Financial Statements

              See index to consolidated financial statements set forth on page F-1.

         b.   Reports on Form 8-K

              On October 5, 2001, IHI filed a Current Report on Form 8-K under "Item 5. Other Events" disclosing the signing of the First Amendment to Agreement and Plan of Merger between IHI, T-3 Energy Services, Inc. and First Reserve Fund VIII as well as the Forebearance and Amendment Agreement and First Amendment to the Forebearance and Agreement with its Senior Lenders and Amendment Number 3 to a debt conversion agreement between IHI and SJMB, L.P.

              On November 1, 2001, IHI filed a Current Report on Form 8-K under "Item 2. Acquisition or Disposition of Assets" disclosing the completion of the sales of Rex Machinery Movers, Inc. d/b/a Ideal Products, Philform, Inc. and O.F. Acquisition, L.P. d/b/a Orbitform for $12.2 million in cash.

              On November 14, 2001, IHI filed a Current Report on Form 8-K under "Item 5. Other Events" disclosing the signing of the Second Amendment to Agreement and Plan of Merger and the Fourth Amendment to the Forebearance and Amendment Agreement with its Senior Lenders.

              On December 21, 2001, T-3 Energy Services, Inc. filed a Current Report on Form 8-K under "Item 4. Changes in Registrant's Certifying Accountant" announcing the dismissal of Deloitte and Touche LLP as its independent accountants and the appointment of Arthur Andersen LLP as its independent accountants.

              On December 31, 2001, T-3 filed a Current Report on Form 8-K under "Item 1. Changes in Control of Registrant", "Item 2. Acquisitions and Dispositions of Assets" and "Item 5. Other Events." The Item 1 disclosure announced the closing of the merger with IHI, the reincorporation in Delaware and the one-for-ten reverse stock split. The Item 2 disclosed the sale by IHI prior to the closing of the merger of its Engineered Products Group, Beaird Industries, Inc. and GHX, Incorporated. The Item 5 disclosed the refinancing of T-3's senior credit facility. In addition, financial statements included in the filing were those of T-3 as of September 30, 2001 and December 31, 2000, Cor-Val, Inc. at March 31, 1999 and for the eleven months ended February 29, 2000 and the year ended March 31, 1999 and Preferred Industries, Inc. for the four months ended April 30, 2000 and for the years ended December 31, 1999 and 1998. Unaudited pro forma combined financial statements of T-3 for the nine months ended September 30, 2001 and the year ended December 31, 2000 were included.

         c.   Exhibits

              See the Exhibit Index appearing on page EX-1.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF MARCH, 2002.

                                          T-3 ENERGY SERVICES, INC.

                                    By: /s/ MICHAEL T. MINO
                                       ----------------------------------------
                                         MICHAEL T. MINO (CHIEF FINANCIAL
                                           OFFICER AND VICE PRESIDENT)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 27TH DAY OF MARCH, 2002.


                SIGNATURE                                             TITLE
                ---------                                             -----

By: /s/ MICHAEL L. STANSBERRY                        President, Chief Executive Officer and Director
    ------------------------------------                    (Principal Executive Officer)
      MICHAEL L. STANSBERRY


By: /s/ MICHAEL T. MINO                              Vice President, Chief Financial Officer, Treasurer and
    ------------------------------------                    Secretary (Principal Financial Officer)
      MICHAEL T. MINO


By: /s/ JOEL V. STAFF                                Chairman of the Board
    ------------------------------------
      JOEL V. STAFF

                                                     Director
    ------------------------------------
      DONALD P. CARLIN

By: /s/ ROBERT E. CONE                               Director
    ------------------------------------
      ROBERT E. CONE

                                                     Director
    ------------------------------------
      THOMAS A. DENISON

By: /s/ JOSEPH R. EDWARDS                            Director
    ------------------------------------
      JOSEPH R. EDWARDS

By: /s/ BEN A. GUILL                                 Director
    ------------------------------------
      BEN A. GUILL

By: /s/ STEVEN W. KRABLIN                            Director
    ------------------------------------
      STEVEN W. KRABLIN

By: /s/ JAMES M. TIDWELL                             Director
    ------------------------------------
      JAMES M. TIDWELL

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----

T-3 Energy Services, Inc., and Subsidiaries
Report of Independent Public Accountants...........................................................     F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................     F-3
Consolidated Statements of Operations for the Years Ended
    December 31, 2001 and 2000.....................................................................     F-4
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001 and 2000.....................................................................     F-5
Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2001 and 2000...............................................................     F-7
Notes to Consolidated Financial Statements.........................................................     F-8

Cor-Val, Inc., and Subsidiary, a Predecessor of T-3 Energy Services, Inc. and Subsidiaries
Report of Independent Public Accountants...........................................................     F-27
Consolidated Balance Sheet as of March 31, 1999....................................................     F-28
Consolidated Statements of Operations for the Eleven Month Period Ended February 29, 2000 and
    the Year Ended March 31, 1999..................................................................     F-29
Consolidated Statements of Cash Flows for the Eleven Month Period Ended February 29, 2000 and
    the Year Ended March 31, 1999..................................................................     F-30
Consolidated Statements of Stockholders' Equity for the Eleven Month Period Ended
    February 29, 2000 and the Year Ended March 31, 1999............................................     F-31
Notes to Consolidated Financial Statements.........................................................     F-32

Preferred Industries, Inc., a Predecessor of T-3 Energy Services, Inc. and Subsidiaries
Report of Independent Public Accountants...........................................................     F-39
Balance Sheets at December 31, 1999 and 1998.......................................................     F-40
Statements of Operations for the Four Month Period Ended April 30, 2000 and the Years
    Ended December 31, 1999 and 1998...............................................................     F-41
Statements of Cash Flows for the Four Month Period Ended April 30, 2000 and
    the Years Ended December 31, 1999 and 1998.....................................................     F-42
Statements of Stockholders' Equity for the Four Month Period Ended
    April 30, 2000 and the Years Ended December 31, 1999 and 1998..................................     F-43
Notes to Financial Statements......................................................................     F-44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of T-3 Energy Services, Inc.:



     We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. (a Delaware corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc., and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 2002

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)



                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            2001         2000
                                                                         ----------   ----------
                                 ASSETS

Current assets:
Cash and cash equivalents ............................................   $    5,395   $    1,168
Accounts receivable - trade, net .....................................       29,158        7,302
Inventories, net .....................................................       19,225        4,227
Notes receivable, current portion ....................................          161           --
Deferred income taxes ................................................        4,673          777
Prepaids and other current assets ....................................        3,892          306
                                                                         ----------   ----------
     Total current assets ............................................       62,504       13,780

Property and equipment, net ..........................................       27,233       13,421
Notes receivable, less current portion ...............................        5,873           --
Goodwill, net ........................................................       99,260       36,064
Other intangible assets, net .........................................        4,298        3,525
Other assets .........................................................          560           29
                                                                         ----------   ----------

Total assets .........................................................   $  199,728   $   66,819
                                                                         ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade .............................................   $   16,229   $    2,619
Accrued expenses and other ...........................................       12,115        3,134
Current maturities of long-term debt .................................        5,307        1,363
                                                                         ----------   ----------
     Total current liabilities .......................................       33,651        7,116

Long-term debt, less current maturities ..............................       43,897       28,083
Convertible subordinated debt ........................................           --        8,000
Other long-term liabilities ..........................................        2,455           --
Deferred income taxes ................................................        3,695        1,587

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding ..................           --           --
     Common stock, $.001 par value, 50,000,000 shares authorized,
        9,581,669 shares issued and outstanding in 2001 and
        1,971,149 shares issued and outstanding in 2000 ..............           10            2
     Warrants, 3,486,217 issued and outstanding  in 2001 .............          938           --
     Additional paid-in capital ......................................      112,825       21,696
     Retained earnings ...............................................        2,257          335
                                                                         ----------   ----------
        Total stockholders' equity ...................................      116,030       22,033
                                                                         ----------   ----------

Total liabilities and stockholders' equity ...........................   $  199,728   $   66,819
                                                                         ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                  YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------

Sales:
    Products ...............................................   $     69,282    $     15,834
    Services ...............................................         20,880           9,849
                                                               ------------    ------------
                                                                     90,162          25,683
Cost of sales:
    Products ...............................................         47,184           9,470
    Services ...............................................         14,000           6,431
                                                               ------------    ------------
                                                                     61,184          15,901

Gross profit ...............................................         28,978           9,782

Selling, general and administrative expenses ...............         18,852           5,998
                                                               ------------    ------------

Income from operations .....................................         10,126           3,784

Interest expense ...........................................          4,848           2,761

Other expense, net .........................................             22              20
                                                               ------------    ------------

Income before provision for income taxes and
    extraordinary loss .....................................          5,256           1,003
Provision for income taxes .................................          2,860             668
                                                               ------------    ------------

Net income before extraordinary loss .......................          2,396             335

Extraordinary loss, net of income tax benefit of $303 ......            474              --
                                                               ------------    ------------

Net income .................................................   $      1,922    $        335
                                                               ============    ============

Basic earnings (loss) per common share:
    Earnings before extraordinary loss .....................   $       1.05    $       0.26
    Extraordinary loss .....................................          (0.20)             --
                                                               ------------    ------------
    Earnings per common share ..............................   $       0.85    $       0.26
                                                               ============    ============

Diluted earnings (loss) per common share:
    Earnings before extraordinary loss .....................   $       0.89    $       0.26
    Extraordinary loss .....................................          (0.13)             --
                                                               ------------    ------------
    Earnings per common share ..............................   $       0.76    $       0.26
                                                               ============    ============

Weighted average common shares outstanding:
    Basic ..................................................          2,271           1,302
                                                               ============    ============

    Diluted ................................................          3,715           1,302
                                                               ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                      ------------    ------------

Cash flows from operating activities:
Net income ........................................................................   $      1,922    $        335
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Extraordinary loss ...........................................................            474              --
     Depreciation and amortization ................................................          4,021           1,912
     Amortization of deferred loan costs ..........................................            184              38
     Deferred taxes ...............................................................           (153)           (157)
     Amortization of stock compensation ...........................................             31              --
   Changes in assets and liabilities, net of effect of purchase acquisitions:
       Accounts receivable - trade, net ...........................................         (3,050)           (695)
       Inventories, net ...........................................................         (3,144)           (550)
       Prepaids and other current assets ..........................................         (2,010)           (179)
       Notes receivable ...........................................................           (192)             --
       Other assets ...............................................................            (46)            (29)
       Accounts payable - trade ...................................................           (738)            221
       Accrued expenses and other .................................................          3,699           1,182
                                                                                      ------------    ------------

Net cash provided by operating activities .........................................            998           2,078
                                                                                      ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment ............................................         (3,189)         (5,861)
   Proceeds from sales of property and equipment ..................................            295              13
   Cash consideration paid for acquisitions, net of cash
     acquired .....................................................................        (72,364)        (51,890)
                                                                                      ------------    ------------

Net cash used in investing activities .............................................        (75,258)        (57,738)
                                                                                      ------------    ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)



                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                      ------------    ------------
Cash flows from financing activities:
    Proceeds from long-term debt and convertible
       subordinated debt ..........................................................         46,615          51,775
    Net borrowings under revolving credit facility ................................         13,301           2,505
    Payments on long-term debt ....................................................        (25,738)        (17,333)
    Debt financing costs ..........................................................         (2,631)         (1,017)
    Proceeds from sales of common stock ...........................................         46,940          20,898
                                                                                      ------------    ------------

Net cash provided by financing activities .........................................         78,487          56,828
                                                                                      ------------    ------------

Net increase in cash and cash equivalents .........................................          4,227           1,168
Cash and cash equivalents, beginning of year ......................................          1,168              --
                                                                                      ------------    ------------
Cash and cash equivalents, end of year ............................................   $      5,395    $      1,168
                                                                                      ============    ============

Supplemental disclosure of non-cash investing and financing activities:
    Property acquired with debt ...................................................   $        915    $      1,800
    Common stock and warrants issued in acquisitions and merger ...................         19,800             800
    Refinancing of senior secured promissory
       note with convertible subordinated debt ....................................             --           8,000
    Conversion of convertible subordinated debt
       to equity ..................................................................         25,304              --

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest ...................................................................   $      2,608    $      2,476
       Income taxes ...............................................................          1,835             907


        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)




                                      PREFERRED STOCK      COMMON STOCK           WARRANTS       ADDITIONAL                TOTAL
                                     ------------------ -------------------  -------------------   PAID-IN    RETAINED STOCKHOLDERS'
                                      SHARES    AMOUNT   SHARES     AMOUNT   WARRANTS    AMOUNT    CAPITAL    EARNINGS     EQUITY
                                     --------  -------- --------   --------  --------   --------  ----------  --------    --------

BALANCE, JANUARY 1, 2000 ...........       --  $     --       --   $     --        --   $     --   $     --   $    --     $     --
Sales of common stock ..............       --        --    1,898          2        --         --     20,896        --        20,898
Issuances of common stock
   in acquisitions .................       --        --       73         --        --         --        800        --           800
Net income .........................       --        --       --         --        --         --         --       335           335
                                     --------  -------- --------   --------  --------   --------   --------   -------      --------
BALANCE, DECEMBER 31, 2000  ........       --        --    1,971          2        --         --     21,696       335        22,033
Sales of common stock ..............       --        --    3,669          4        --         --     46,936        --        46,940
Amortization of stock
   compensation ....................       --        --       --         --        --         --         31        --            31
First Reserve debt conversion ......       --        --    1,953          2        --         --     25,302        --        25,304
Merger with IHI ....................       --        --    1,989          2     3,486        938     18,860       -0-        19,800
Net income .........................       --        --       --         --        --         --         --     1,922         1,922
                                     --------  -------- --------   --------  --------   --------   --------   -------      --------

BALANCE, DECEMBER 31, 2001  ........       --  $     --    9,582   $     10     3,486   $    938   $112,825   $ 2,257      $116,030
                                     ========  ======== ========   ========  ========   ========   ========   =======      ========



        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

     T-3 Energy Services, Inc. was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. T-3 acquired Preferred Industries, Inc. on April 30, 2000. For financial reporting purposes, T-3 was deemed the accounting acquirer of both Cor-Val and Preferred Industries and applied the purchase method of accounting in both acquisitions. Cor-Val and Preferred Industries have been identified as predecessors to T-3 for financial presentation purposes. Additionally, T-3 acquired O&M Equipment, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000 and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, T-3 merged into IHI with IHI surviving the merger under the name T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting required that the Company carry forward T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the historical operating results presented herein include the historical operating results of T-3 prior to its merger with IHI and the two weeks of operations of IHI from December 17, 2001 to December 31, 2001. In connection with the merger at December 17, 2001, the Company implemented a one-for-ten reverse stock split of its common stock and common shares underlying existing warrants. Accordingly, all share amounts presented in this report have been restated to reflect this stock split.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001 and 2000, there were no cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method ("FIFO") is used to determine the cost of substantially all of the inventories except for certain valve inventories for which the specific identification method is used to determine cost. Inventories consist of the following (dollars in thousands):

                                                       DECEMBER 31,   DECEMBER 31,
                                                           2001           2000
                                                        --------       --------

Raw materials...................................        $  4,995       $  1,098
Work in process.................................           3,029          1,477
Finished goods and component parts..............          11,201          1,652
                                                        --------       --------
                                                        $ 19,225       $  4,227
                                                        ========       ========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory based primarily on the length of time the item has remained in inventory. In the opinion of management, the Company has adequate reserves for excess and slow moving inventory. However, a significant decrease in demand could result in an increase in the excess and slow moving inventory reserve and a charge to earnings. During 2001, the Company recorded an $183,000 charge to earnings as a result of an increase in the reserve.

Revenue Recognition

     The Company recognizes revenue upon shipment of its products or upon completion of services it renders. Revenues and profits on contracts, which are typically completed in less than one month, are accounted for using the completed-contract method of accounting, whereby manufacture, repair and service revenues are not recognized until the work is completed and/or the product is delivered to and accepted by the customer. A provision is made for the entire amount of future estimated losses on contracts in progress as soon as the provision can be determined based upon estimates by the Company.

Property and Equipment

     Property and equipment is stated at cost. For property and equipment acquired as a result of business combinations (see Note 2), cost is determined based upon fair values as of the acquisition dates. Depreciation is computed using the straight-line method over estimated useful lives. Expenditures for replacements and major improvements are capitalized. Expenditures for maintenance, repairs and minor replacements are expensed as incurred. Leasehold improvements are amortized over the lesser of the estimated useful life or term of the lease.

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset has occurred. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. As of December 31, 2001 and 2000, no such impairment had occurred.

Goodwill

     Goodwill represents the excess of cost over fair value of net assets acquired and is amortized on a straight-line basis over 25 years for all acquisitions prior to July 1, 2001. Accumulated amortization was $2,556,000 and $887,000 at December 31, 2001 and 2000, respectively. Amortization expense for the year ended December 31, 2001 and 2000, was $1,669,000 and $887,000,
respectively. The Company periodically evaluates the recoverability of intangibles resulting from business combinations and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. As of December 31, 2001 and 2000, no such impairment had occurred.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other Intangible Assets

     Other intangible assets include deferred loan costs, non-compete agreements, patents and other similar items, as described below (dollars in thousands):

                                       DECEMBER 31,     DECEMBER 31,
                                           2001            2000
                                       ------------    ------------

Deferred loan costs ................   $      2,718    $      1,017
Covenants not to compete ...........          3,125           3,125
Other intangible assets ............             38              22
                                       ------------    ------------
                                              5,881           4,164
Less: Accumulated amortization .....         (1,583)           (639)
                                       ------------    ------------
                                       $      4,298    $      3,525
                                       ============    ============

     Deferred loan costs were incurred in connection with the arrangement of the Company's credit agreement and the Wells Fargo note payable (see Note 6). Deferred loan costs are amortized over the terms of the applicable loan agreements, which range from three to fifteen years. Accumulated amortization was $70,000 and $38,000 at December 31, 2001 and 2000, respectively. Amortization of deferred loan costs for the years ended December 31, 2001 and 2000, which is classified as interest expense, was $184,000 and $38,000, respectively. The early repayment of certain T-3 indebtedness in connection with the merger with IHI in December 2001 resulted in an extraordinary loss of $474,000, net of a $303,000 income tax benefit, as a result of the write-off of unamortized deferred loan costs.

     Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from two to five years. Accumulated amortization was $1,509,000 and $601,000 at December 31, 2001 and 2000, respectively. Amortization expense for covenants not to compete was $908,000 for the year ended December 31, 2001, and $601,000 for the period from the acquisition dates through December 31, 2000, respectively.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade accounts and notes receivable, accounts payable and debt instruments. The carrying values of these financial instruments approximate their respective fair values.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reclassifications

     Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade accounts receivable. The Company's business is primarily conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region. The Company continually evaluates the financial strength of its customers but does not require collateral to support its customer receivables. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable, as presented in the roll forward below (dollars in thousands):

                                           DECEMBER 31,    DECEMBER 31,
                                               2001           2000
                                           ------------    ------------

Balance at beginning of year ...........   $        124    $         --
Business acquisitions/combinations .....            847             158
Charged to expense .....................             86              --
Write-offs .............................           (338)            (34)
                                           ------------    ------------
Balance at end of year .................   $        719    $        124
                                           ============    ============


     In the opinion of management, the Company has adequate reserves for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.

Contingencies

     The Company records an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires the Company to use its judgment. While the Company believes that its accruals for these matters are adequate, the actual loss from a loss contingency could be significantly different than the estimated loss, resulting in an adverse effect on the results of operations and financial position of the Company.

Newly Issued Accounting Standards

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not engaged in the use of derivative instruments or hedging activities and therefore believes that the impact of SFAS No. 133 on its existing accounting policies and financial reporting disclosures was not material.

     On June 29, 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of this standard had no effect on the Company's consolidated financial position or results of operations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002 and as a result, the Company will not amortize approximately $99,260,000 of goodwill. The Company had recorded approximately $1.7 million of goodwill amortization during 2001 for acquisitions that occurred prior to July 1, 2001. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill pursuant to SFAS No. 142 no later than June 30, 2002 and an annual impairment review thereafter. Management expects to complete the initial review during the second quarter of 2002 and currently does not expect to record an impairment charge upon completion of the review.

     During the third quarter of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management believes that the adoption of SFAS No. 143 will not have a significant impact on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

2.  BUSINESS COMBINATIONS AND DISPOSITIONS:

     During fiscal year 2000, the Company acquired the stock and assets of five companies in transactions accounted for using the purchase method of accounting. On February 29, 2000, the Company acquired Cor-Val, Inc. for approximately $21.4 million in cash plus liabilities assumed and the issuance of 54,508 shares of the Company's common stock. On April 30, 2000, the Company acquired Preferred Industries, Inc. for approximately $18.8 million in cash plus liabilities assumed and the issuance of 18,169 shares of the Company's common stock. Also on April 30, 2000, the Company acquired O&M Equipment, Inc. for approximately $1.4 million in cash plus liabilities assumed and an earn out based on the performance of O&M through 2002 in which the former O&M shareholders may receive up to an additional $1 million in cash consideration ($592,000 was earned in 2001 and $117,000 was earned in 2000). Additionally, the Company acquired Control Products of Louisiana, Inc. in September 2000, and Coastal Electric Motors, Inc. in December 2000, respectively, for total consideration of approximately $10.3 million in cash plus liabilities assumed. The cash used to acquire these five companies was obtained from the issuance of the Company's common stock and borrowings from its largest shareholder as well as third party financial lending institutions (see Notes 6, 7 and 10). The common stock issued in these transactions was recorded at its estimated fair market value of $11.01 per share. The results of operations of the acquired companies have been included in the Company's operating results from the dates of their acquisitions.

     On May 7, 2001, the Company's board of directors approved an agreement and plan of merger with Industrial Holdings, Inc. (IHI). As a condition to the merger agreement, T-3 purchased IHI's subsidiary, A&B Bolt, Inc., on May 7, 2001, for a purchase price of $15.3 million in cash including merger expenses. On December 17, 2001, T-3 and IHI completed the merger, with IHI being the surviving legal entity and changing its name to T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition). The valuation of IHI's net assets was $21.9 million and was based upon the 2.0 million shares of IHI common stock outstanding at the date of the merger at the approximate trading price of $9.75 at the time that the final terms of the merger were announced plus the fair value of outstanding warrants

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and options, determined with a Black-Scholes option pricing model, plus merger costs incurred by T-3. The acquisitions of A&B Bolt and IHI have been accounted for using the purchase method of accounting. The purchase method of accounting requires that the Company adjust the net assets of the acquired companies to their estimated fair values at the date of acquisition and merger. The final purchase price allocation of A&B Bolt and IHI is subject to certain adjustments relating to the appraised value of assets and certain other accruals. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations. The results of operations of A&B Bolt and IHI have been included in the Company's operating results from the date of acquisition and merger, respectively.

     As part of the merger with IHI, the Company acquired a non-energy subsidiary. Because the subsidiary's operations are outside the Company's strategic focus, at the time of the merger with IHI, the Company identified this operation as one to be sold. The Company expects the sale to be completed by July 2002. This operation's net assets consist primarily of trade accounts receivable, inventories, trade payables and accrued expenses that are carried at their book values, which the Company believes approximate fair market values. Additionally, net assets include a $112,000 accrual for the operation's expected losses for the period prior to its disposal. $1,194,000 of assets and $646,000 of liabilities related to operations held for sale have been included in "prepaids and other current assets" and "accrued expenses and other" on the balance sheet at December 31, 2001. This operation recorded no net profit or loss in the post-acquisition period of 2001. Any gain or loss on the ultimate disposition of the operation will be treated as an adjustment to the original purchase price allocation and goodwill will be increased or decreased accordingly.

     The following schedule summarizes investing activities related to the Company's acquisitions and merger presented in the consolidated statements of cash flows for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                                          2001            2000
                                                      ------------    ------------

Fair value of tangible and intangible assets,
  net of cash acquired ............................   $     54,134    $     21,443
Goodwill recorded .................................         64,865          36,950
Total liabilities assumed .........................        (26,835)         (5,703)
Common stock issued ...............................        (19,800)           (800)
                                                      ------------    ------------
  Cash paid for acquisitions, net of cash acquired    $     72,364    $     51,890
                                                      ============    ============

     The Company's sales and net income on an unaudited pro forma basis for the years ended December 31, 2001 and 2000, assuming the IHI merger and the acquisitions of the five companies in 2000 and A&B Bolt in 2001 had occurred on January 1, 2000, would be as follows (dollars in thousands, except per share data):

                                                     2001          2000
                                                 -----------   ------------

Sales .......................................   $    193,879   $    161,365
Income (loss) before extraordinary loss .....          3,396         (2,333)
Net income (loss) ...........................          2,922         (2,333)
Basic earnings (loss) per share before
extraordinary loss ..........................           0.35          (0.24)
Diluted earnings (loss) per share before
extraordinary loss ..........................           0.35          (0.24)
Basic earnings (loss) per share .............           0.31          (0.24)
Diluted earnings (loss) per share ...........           0.30          (0.24)

     The pro forma results include adjustments to goodwill amortization, depreciation expense, interest expense, income tax expense and operating expenses to reflect the reduction in salaries and related benefits of owners and officers of certain acquired companies whose positions and salaries have been eliminated by contractual agreement and not replaced. The 2001 pro forma net income includes $3.1 million in merger related expenses

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incurred by IHI that have not been eliminated. The pro forma results presented are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of January 1, 2000, nor are they necessarily indicative of future consolidated results.

3.  PROPERTY AND EQUIPMENT:

     A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

                                             ESTIMATED      DECEMBER 31,      DECEMBER 31,
                                            USEFUL LIFE         2001              2000
                                            -----------     ------------     -------------

Land..................................          --          $     1,057       $       694
Buildings and improvements............      3-40 years            7,455             4,567
Machinery and equipment...............      3-15 years           15,636             7,281
Vehicles..............................      5-10 years            2,556               483
Furniture and fixtures................      3-10 years              618               155
Computer equipment....................      3-7 years             1,675               663
Construction in progress..............          --                    7               ---
                                                            -----------       -----------
                                                                 29,004            13,843
Less -- Accumulated depreciation......                           (1,771)             (422)
                                                            -----------       -----------
   Property and equipment, net........                      $    27,233       $    13,421
                                                            ===========       ===========

     Depreciation expense for the years ended December 31, 2001 and 2000, was $1,440,000 and $422,000, respectively.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  NOTES RECEIVABLE:

     Notes receivable consist of the following (dollars in thousands):

                                                                                                DECEMBER 31,  DECEMBER 31,
                                                                                                   2001          2000
                                                                                                ------------  ------------

8.00% subordinated promissory note receivable with an effective rate of 12%, in the original face amount of $350,000, net of a $31,000
discount, due in monthly installments of $7,100 through January 2007 .........................  $       319   $        --

7.00% promissory note receivable with an effective rate of 12%, in the original face amount of $719,000, net of a $137,000 discount, due in monthly installments of $8,300 through December 2011, secured by
furniture, fixtures, and equipment............................................................          582            --

Subordinated promissory note receivable with interest at the greater of 8.00% or
LIBOR + 5.5%, with an effective rate of 12%, in the original face amount of
$1,500,000, net of a $119,000 discount, due in monthly installments of $30,400 beginning in January 2003 through November 2004 with a final payment in December
2004 of all
outstanding principal and interest............................................................        1,381            --

10.00% subordinated promissory note receivable from Beaird Industries, which shareholders are also directors of the Company, with an effective rate of 12%, in the original face amount of $3,500,000, net of a $138,000 discount. Interest payments are due in twelve quarterly installments beginning April 2002 with a final payment in December 2004 of all outstanding principal and
interest......................................................................................        3,362            --

Other notes receivable, unsecured.............................................................          390            --
                                                                                                -----------   -----------
                                                                                                      6,034            --
Less -- Current portion.......................................................................         (161)           --
                                                                                                -----------   -----------
                                                                                                $     5,873   $        --
                                                                                                ===========   ===========

5.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (dollars in thousands):

                                                                                               DECEMBER 31,   DECEMBER 31,
                                                                                                    2001          2000
                                                                                               ------------   ------------

Accrued payroll and related benefits.............................                               $     3,327   $       676

Accrued taxes....................................................                                     1,277           240

Other accrued liabilities........................................                                     7,511         2,218
                                                                                                -----------   -----------
                                                                                                $    12,115   $     3,134
                                                                                                ===========   ===========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  LONG-TERM DEBT:

     Long-term debt from financial institutions consists of the following (dollars in thousands):

                                                       DECEMBER 31,    DECEMBER 31,
                                                           2001            2000
                                                       ------------    ------------

Wells Fargo credit facility ........................   $     15,806    $         --
Wells Fargo term loan ..............................         16,500              --
Wells Fargo Energy Capital term loan ...............         12,000              --
Wells Fargo mortgage notes payable .................          2,593           1,765
Equipment loans and other ..........................          2,305             426
GE Capital credit facility .........................             --           2,505
GE Capital term A loan .............................             --           8,825
GE Capital term B loan .............................             --          11,925
GE Capital acquisition term loan ...................             --           4,000
                                                       ------------    ------------
          Total ....................................         49,204          29,446
Less -- Current maturities of long-term debt .......         (5,307)         (1,363)
                                                       ------------    ------------
          Long-term debt ...........................   $     43,897    $     28,083
                                                       ============    ============

     On December 17, 2001, the Company entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, the Company entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc., maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in revolving credit commitments for future acquisitions based upon specific criteria. At December 31, 2001 there was $11.7 million in availability under the revolving credit facility. The term loan is payable in equal quarterly installments of $0.8 million commencing March 31, 2002. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2001, the senior credit facility bore interest at prime plus 1.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, its funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of December 31, 2001, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of T-3's assets. The senior credit facility's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2001 was 8.6%.

     The subordinated term loan bears interest at 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.6%. The subordinated term loan provides, among other covenants and restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of the senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. As of December 31, 2001, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of T-3's assets.

     The Company has two note payables with Wells Fargo Bank with combined outstanding principal of $2,593,000 and $1,765,000 at December 31, 2001 and 2000, respectively. The notes bear interest at 9.00% and the Treasury rate plus 3.65%, respectively, and are payable in monthly installments totaling $27,000. The notes

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


mature in May, 2005 and February, 2016, respectively, and are collateralized by certain real estate of two of the Company's subsidiaries.

     On September 29, 2000, T-3 entered into a credit agreement with General Electric Capital Corporation. The credit agreement included a revolving loan commitment of $10.0 million and three term loan commitments totaling $25.0 million. The credit agreement's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2000 was 10.7%. The entire credit agreement was repaid, along with any accrued and unpaid interest owed, on December 17, 2001.

     The aggregate maturities of long-term debt during the five years subsequent to December 31, 2001, are as follows (dollars in thousands):


Year ending December 31 --
 2002 ..........................   $      5,307
 2003 ..........................          3,631
 2004 ..........................         25,923
 2005 ..........................         13,570
 2006 ..........................             83
 Thereafter ....................            690
                                   ------------
                                   $     49,204
                                   ============

7.  CONVERTIBLE SUBORDINATED DEBT:

     On September 29, 2000, T-3 issued a 12%, $8 million convertible promissory note to First Reserve maturing March 2008. The proceeds of the note were used to fund the acquisition of Control Products of Louisiana, capital expenditures and to refinance other outstanding indebtedness to First Reserve. On May 7, 2001, T-3 issued a 12%, $15 million convertible promissory note to First Reserve maturing April 2008. The proceeds of the note were used to fund the acquisition of A&B Bolt. On December 17, 2001, the notes along with accrued interest were converted into 2.0 million shares of common stock. Interest expense on these two notes was $2,056,000 and $248,000 for the years ended December 31, 2001 and 2000, respectively.

8.  EARNINGS PER SHARE:

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options using the treasury stock method.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2001 and 2000, as follows (in thousands except per share data):

                                                                            2001           2000
                                                                         ---------      ---------
Numerator:
   Net income...................................................         $   1,922      $     335
   Interest on convertible debt, net of tax.....................               901             --
                                                                         ---------      ---------
   Net income before interest on convertible debt...............         $   2,823      $     335
                                                                         =========      =========

Denominator:
   Weighted average common shares outstanding -- basic..........             2,271          1,302
   Shares for convertible debt..................................             1,435             --
   Shares for dilutive stock options............................                 9             --
                                                                         ---------      ---------
   Weighted average common shares outstanding and
     assumed conversions -- diluted.............................             3,715          1,302
                                                                         =========      =========

Basic earnings (loss) per common share:
   Earnings before extraordinary loss...........................         $    1.05      $    0.26
   Extraordinary loss...........................................             (0.20)           ---
                                                                         ---------      ---------
   Earnings per common share....................................         $    0.85      $    0.26
                                                                         =========      =========

Diluted earnings (loss) per common share:
   Earnings before extraordinary loss...........................         $    0.89      $    0.26
   Extraordinary loss...........................................             (0.13)           ---
                                                                         ---------      ---------
   Earnings per common share....................................         $    0.76      $    0.26
                                                                         =========      =========

     There were 185,180 weighted average shares of common stock related to the Company's convertible subordinated debt that were not included in the computation of diluted earnings per share for 2000 because to do so would have been anti-dilutive. For 2001, there were 282,829 options and 3,486,217 warrants, and for 2000, there were 120,588 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

9.  INCOME TAXES:

     The components of the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):


                                                          2001            2000
                                                     ------------    ------------
Federal --
     Current .....................................   $      2,396    $        780
     Deferred ....................................           (141)           (150)

State --
     Current .....................................            617              45
     Deferred ....................................            (12)             (7)
                                                     ------------    ------------

                                                     $      2,860    $        668
                                                     ============    ============

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):


                                                           2001           2000
                                                       ------------   ------------

Income tax expense at the statutory rate ...........   $      1,787   $        341
Increase resulting from -
     Nondeductible goodwill ........................            625            311
     State income taxes, net of federal benefit ....            399             13
     Other .........................................             49              3
                                                       ------------   ------------

                                                       $      2,860   $        668
                                                       ============   ============


     The components of deferred taxes as of December 31 are as follows (dollars in thousands):


                                                              2001            2000
                                                          ------------    ------------
Deferred income tax assets -
     Net operating loss carryforwards .................   $      7,140    $         --
     Accrued expenses .................................          2,326             232
     Inventories ......................................          1,783             501
     Intangible assets ................................            320              --
     Allowance for doubtful accounts ..................            244              44
                                                          ------------    ------------
                                                                11,813             777
Valuation allowance ...................................         (7,140)             --
                                                          ------------    ------------
         Total deferred income tax assets .............          4,673             777

Deferred income tax liabilities -
     Property and equipment ...........................         (3,559)         (1,457)
     Other ............................................           (136)           (130)
                                                          ------------    ------------

         Total deferred income tax liabilities ........         (3,695)         (1,587)
                                                          ------------    ------------

         Net deferred income tax asset (liability) ....   $        978    $       (810)
                                                          ============    ============

     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2001, through its acquisition of A&B Bolt and its merger with IHI, the Company had net operating loss ("NOL") carryforwards of approximately $21.1 million for income tax purposes which expire in 2020. These NOL carryforwards may be used only to offset the income of the applicable subsidiary and are subject to annual limitations. The Company has provided a deferred tax asset valuation allowance against the deferred tax assets arising from these NOL carryforwards. Under purchase accounting, any future reductions in the valuation allowance attributable to the use of these NOL carryforwards will reduce goodwill.

10.  RELATED-PARTY TRANSACTIONS:

     The Company has transactions in the normal course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.

     During February 2000, T-3 entered into a $25 million senior secured promissory note with First Reserve, the largest shareholder of the Company. T-3 incurred interest expense of approximately $1,835,000 for the year ended December 31, 2000 related to this note. The senior secured promissory note was paid in full on September 29, 2000, with proceeds from the credit agreement (see
Note 6) and an $8 million convertible subordinated note payable to First Reserve. In May 2001, the Company entered into a $15 million convertible promissory note

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


payable to First Reserve. The proceeds of the note were used to fund the acquisition of A&B Bolt. In December 2001, the two convertible promissory notes and accrued interest in the aggregate amount of $25.3 million were converted into 1,953,244 shares of common stock.

     General Electric Capital Corporation is a beneficial owner of 181,692 shares of common stock (see Note 12), and provides debt financing to the Company. In connection with this financing, the Company paid financing costs of approximately $124,000 and $992,000 and incurred interest expense of approximately $2,205,000 and $660,000 for the years ended December 31, 2001 and 2000, respectively.

     In 2000, the Company sold 1,689,527 and 27,253 shares of common stock to First Reserve and two directors of the Company, respectively, for cash proceeds of $18,898,000. In 2001, the Company sold 12,718 shares of common stock to an executive officer and a director of the Company for cash proceeds of $140,000.

     In connection with IHI's sale of its subsidiary, Beaird Industries, Inc., prior to the merger with T-3, to Don Carlin and Robert Cone, former directors of IHI and current directors of the Company, IHI received a $3.4 million note receivable from Beaird as part of the purchase price of Beaird (see Note 4).

     The Company leases certain buildings under noncancelable operating leases from related parties. Lease commitments under these leases are approximately $821,000, $612,000, $522,000, $378,000, $360,000 and $1,170,000 for 2002, 2003,
2004, 2005, 2006 and thereafter, respectively. Rent expense to related parties was $269,000 and $47,000 for the years ended December 31, 2001 and 2000, respectively. In connection with the purchase accounting for the merger with IHI, T-3 engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was determined that at the date of the merger, the contract rental rate associated with one of these leases, which was with a related party, exceeded the then fair market rental rate. Accordingly, the Company established a reserve of $1,779,000 based on this excess that will be amortized over the remaining lease term of 8 years.

11.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

     The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2001 and 2000 were $570,000 and $92,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income from subleases assumed in the merger with IHI, are as follows (dollars in thousands):


Year ending December 31 -
2002..........................................................      $     1,901
2003..........................................................            1,638
2004..........................................................            1,405
2005..........................................................            1,166
2006..........................................................            1,038
Thereafter....................................................            1,980
                                                                    -----------
Total minimum lease payments..................................      $     9,128
Less: minimum sublease income.................................             (660)
                                                                    -----------
Net minimum lease payments....................................      $     8,468
                                                                    ===========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contingencies

     The Company is, from time to time, involved in various legal actions arising in the normal course of business. Management does not believe there are any existing or potential legal actions involving the Company that will have a material adverse effect on the Company's financial position or results of operations.

     At December 31, 2001, the Company had no letters of credit outstanding.

12.  STOCKHOLDERS' EQUITY:

Authorized Shares

     The Company's authorized capital stock consists of an aggregate of 75,000,000 shares. Those shares consist of 50,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock, par value $.001 per share.

Sales and Issuances of Common Stock

     In April, 2001, the Company sold 12,718 shares of common stock to an executive officer and a director of the Company for cash proceeds of $140,000.

     In connection with the merger with IHI in December 2001, First Reserve converted two subordinated convertible notes including interest totaling $25.3 million into 1,953,243 shares of common stock and purchased 3,656,250 shares of common stock for $46.8 million.

     In 2000, the Company sold 1,716,780 shares of common stock to First Reserve and directors of the Company for cash proceeds of $18,898,000. On September 29, 2000, the Company sold an additional 181,692 shares of common stock to an affiliate of General Electric Capital Corporation for total cash proceeds of $2,000,000.

     In connection with certain acquisitions made during fiscal 2000, the Company issued 72,677 shares of common stock valued at $800,000.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Warrants to acquire common stock

     The following table sets forth the 3,486,217 outstanding warrants to acquire 812,121 shares of common stock as of December 31, 2001:


                                                                                                   NUMBER OF
                                                                                                 COMMON SHARES
                                                                                                 -------------

Class B redeemable warrants, ten warrants to acquire one share of common stock at $100 per share, issued by IHI in connection with initial public offering and with tender offer to Class B warrant holders currently exercisable, expiring on January 14, 2003, redeemable upon 30 days notice....................................  14,669

Class C redeemable warrants, ten warrants to acquire one share of common stock at $150.00 per share, issued by IHI in connection with tender offer to Class
    B warrant holders, currently exercisable, expiring on January 14, 2003, redeemable if closing bid price of common stock equals or exceeds $200.00 for 20 consecutive days ............................................................................... 172,350

Class D redeemable warrants, ten warrants to acquire one share of common stock at $225.00 per share, issued by IHI in connection with tender offer to Class B warrant holders, currently exercisable, expiring on January 14, 2003, redeemable if closing bid price of common stock equals or exceeds $250.00 for 20 consecutive days ........................................................................ 110,102

Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. as compensation for consulting services, currently exercisable, expiring on June 29, 2005..........................................................  75,000

Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. in consideration of a $2 million bank guaranty, currently exercisable, expiring on June 13, 2005................................................  40,000

Warrants to acquire common stock at $14.00 per share issued by IHI to its lenders in connection with the amendment of its credit agreement, currently exercisable, expiring on June 30, 2005................................................  15,000

Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. in connection with an acquisition,
    currently exercisable, expiring on June 30, 2005................................................  30,000

Warrants to acquire common stock at $12.50 per share issued by IHI to an executive officer as compensation for services rendered, currently exercisable, expiring on June 13, 2005.......................................................................  30,000

Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 shareholders in connection with the merger with IHI, currently exercisable, expiring on December 17, 2011............................................ 325,000

    In connection with the merger with IHI, the Company valued the Class B, Class C and Class D redeemable warrants based upon their trading prices at the merger date and the remaining warrants using a Black-Scholes option pricing model.

13.  EMPLOYEE BENEFIT PLANS:

Stock Option Plans

T-3 Energy Services, Inc. 2000 Stock Option Plan

     The T-3 Energy Services, Inc. 2000 Stock Option Plan (the 2000 Plan) provides officers and employees with additional incentives by providing ownership interests in the Company. The Plan will remain in effect for 10 years, unless terminated earlier. Options expire 10 years from the grant date and vest in one-fourth increments on each of the first four anniversaries of the grant date. In 2000, the Company issued performance-based options under the Plan to purchase up to approximately 57,860 shares of the Company's common stock at $11.01 per

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


share which expire 10 years from the date of grant. In 2001, T-3 amended the 2000 Plan whereby the performance-based options were converted to time based options. These converted options vest at 33-1/3% on the third, fourth and fifth anniversaries of the date of employment. As a result of the amendment, the Company recorded a compensation charge in 2001. At December 31, 2001, there was $110,000 in deferred compensation expense to be recognized over the remaining vesting period of these options.

Industrial Holdings, Inc. Stock Option Plans

     IHI maintained an incentive stock plan and a non-employee director plan under which it granted incentive or non-qualified options to key employees and non-qualified options to non-employee directors. The option price per share was generally the fair market value on the date of the grant and the options granted were exercisable immediately to five years after the grant date in accordance with the vesting provisions of the individual agreement set forth at the time of the award. All options expire ten years from the date of the grant. All options vested at the time of the merger under the change of control provision provided by the plan.

The following table summarizes information about T-3 employee stock options outstanding at December 31:


                                                                 2001                     2000
                                                                 ----                     ----

                                                                     WEIGHTED                   WEIGHTED
                                                                      AVERAGE                    AVERAGE
                                                                     EXERCISE                    EXERCISE
                 FIXED OPTIONS                           SHARES        PRICE        SHARES         PRICE
                 -------------                         ----------    ----------   -----------   ------------

Outstanding at the beginning of the year ...........      120,589    $    11.01            --             --
Granted ............................................       96,033         12.74       120,589   $      11.01
Assumed from Industrial Holdings, Inc. .............      225,242         27.18            --             --
Exercised ..........................................           --            --            --             --
Forfeited ..........................................       (2,689)        11.01            --             --
                                                       ----------    ----------   -----------   ------------
Outstanding at end of year .........................      439,175    $    19.68       120,589   $      11.01
                                                       ----------    ----------   -----------   ------------

Options exercisable at end of year .................      276,490    $    24.33            --             --
Weighted-average fair value of options granted
   during the year at market price .................       96,033    $     5.64       120,589   $       8.07
Weighted-average fair value of options granted
   during the year where exercise price is
   greater than market price at grant date .........           --            --            --             --

     The following table summarizes significant ranges of all outstanding and exercisable options at December 31, 2001:


                                           WEIGHTED
                                            AVERAGE            WEIGHTED                           WEIGHTED
                                           REMAINING           AVERAGE                            AVERAGE
        RANGE OF           NUMBER         CONTRACTUAL        EXERCISABLE        NUMBER            EXERCISE
   EXERCISABLE PRICES    OUTSTANDING          LIFE              PRICE         EXERCISABLE           PRICE
   ------------------    -----------      -----------        -----------      -----------        ----------

     $         11.01      156,346            8.3              $  11.01           36,840          $   11.01
     $         12.50      167,117            6.2              $  12.50          167,117          $   12.50
     $         12.80       18,378            8.2              $  12.80            4,596          $   12.80
     $         14.41       39,209            8.2              $  14.41            9,812          $   14.41
     $         17.50          300            8.9              $  17.50              300          $   17.50
     $ 31.38 - 55.00       32,500            3.7              $  40.51           32,500          $   40.51
     $ 92.50 -105.00       18,825            5.2              $ 100.06           18,825          $  100.06
     $113.80 -137.50        6,500            2.5              $ 127.22            6,500          $  127.22

     The Company follows Accounting Principles Board (APB) Opinion No. 25 in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense is not recorded for stock options issued to employees if the exercise price of an option is equal to or greater than the market price of the stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB Opinion No. 25, the

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company must disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant had been recorded as an expense. The Company's reported net income and earnings per share, assuming that the Company had expensed the estimated fair value of options provided to its employees over the applicable vesting period, would have been as follows on a pro forma basis for the years ended December 31, 2001 and 2000 (in thousands except per share amounts):

                                                                  2001           2000
                                                                  ----           ----

Net income:
  As reported........................................           $   1,922      $     335
  Pro forma..........................................           $   1,750      $     229

Basic EPS:
  As reported........................................           $    0.85      $    0.26
  Pro forma..........................................           $    0.77      $    0.18

Diluted EPS:
  As reported........................................           $    0.76      $    0.26
  Pro forma..........................................           $    0.71      $    0.18

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following assumptions: risk-free interest rates of 4.92% to 6.82%, expected volatility range of 35.8% to 63.2%, an expected life of 6 to 10 years and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

Defined Contribution Plans

     Certain of the Company's operating subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and provide for matching contributions up to 50% of the first 6% of covered employees' salaries or wages contributed; in addition, certain plans allow for discretionary contributions to the plans. Contributions to these plans totaled approximately $305,000 and $100,000 for the years ended December 31, 2001 and 2000, respectively.

14.  REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accounting policies of the segments are the same as those of the Company as described in Note 1. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.



                                                                        (DOLLARS IN THOUSANDS)
                                                  PRESSURE
                                                   CONTROL       PRODUCTS     DISTRIBUTION   CORPORATE     CONSOLIDATED
                                                 ------------  ------------   ------------  ------------   ------------
             2001

Sales ........................................  $     52,120  $      7,435   $     30,607  $         --   $     90,162
Depreciation and amortization ................         3,153           293            371           204          4,021
Income (loss) from operations ................         8,997           102          2,436        (1,409)        10,126
Total assets .................................       107,685        50,176         23,286        18,581        199,728
Capital expenditures .........................         1,775           271            280           863          3,189
             2000
Sales ........................................  $     25,412  $        271   $         --  $         --   $     25,683
Depreciation and amortization ................         1,870            37             --             5          1,912
Income (loss) from operations ................         4,406           (98)            --          (524)         3,784
Total assets .................................        61,819         4,899             --           101         66,819
Capital expenditures .........................         5,818            --             --            43          5,861



                     RECONCILIATION OF PRODUCTS AND SERVICES
                             (DOLLARS IN THOUSANDS)



                                                             2001          2000
                                                        ------------  ------------

Valves, chokes, actuators, blowout preventers,
     manifolds and wellhead equipment ................  $     52,120  $     25,412
Pumps, electric motors and generators, specialty
     bolts and fasteners .............................         7,435           271
Pipe, valves, stud bolts and gaskets .................        30,607            --
                                                        ------------  ------------

Sales ................................................  $     90,162  $     25,683
                                                        ============  ============

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 2001 and 2000 are as follows (in thousands, except per share data):


                                                 MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                ----------   ----------  ------------  -----------
2001
Sales .......................................   $   13,392   $   22,115   $   26,641   $   28,014
Gross profit ................................        4,833        7,299        8,336        8,510
Income from operations ......................        1,889        2,686        3,116        2,435
Income before extraordinary loss ............          457          716        1,009          214
Net income (loss) ...........................          457          716        1,009         (260)
Basic earnings (loss) per common share:
   Earnings before extraordinary loss .......          .23          .36          .51          .07
   Extraordinary loss .......................          .00          .00          .00         (.15)
   Earnings (loss) per common share .........          .23          .36          .51         (.08)
Diluted earnings (loss) per common share:
   Earnings before extraordinary loss .......          .21          .28          .36          .07
   Extraordinary loss .......................          .00          .00          .00         (.15)
   Earnings (loss) per common share .........          .21          .28          .36         (.08)


2000
Sales .......................................   $    1,339   $    6,000   $    7,497   $   10,847
Gross profit ................................          688        2,353        2,901        3,840
Income from operations ......................          332          822        1,135        1,495
Net income ..................................           73           41           52          169
Basic earnings per common share .............         3.84          .03          .03          .09
Diluted earnings per common share ...........         3.84          .03          .03          .09

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENTS (UNAUDITED):

     On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve. The Company will use the proceeds to reduce bank debt and fund future acquisitions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To T-3 Energy Services, Inc.:

    We have audited the accompanying consolidated balance sheet of Cor-Val, Inc., and subsidiary as of March 31, 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended March 31, 1999 and for the eleven months ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cor-Val, Inc. and subsidiary, as of March 31, 1999, and the consolidated results of their operations and their cash flows for the year ended March 31, 1999, and for the eleven months ended February 29, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
June 8, 2001

                          COR-VAL, INC. AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEET -- MARCH 31, 1999

                                 ASSETS


CURRENT ASSETS:
  Cash ...............................................................   $        703
  Trade accounts receivable, net .....................................      1,229,595
  Inventories ........................................................      1,309,866
  Prepaid expenses and other current assets ..........................        214,468
  Deferred tax asset .................................................         88,746
                                                                         ------------
          Total current assets .......................................      2,843,378
PROPERTY AND EQUIPMENT, net ..........................................        744,511
CASH SURRENDER VALUE OF LIFE INSURANCE ...............................        453,457
                                                                         ------------
          Total assets ...............................................   $  4,041,346
                                                                         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Trade accounts payable .............................................   $    338,327
  Accrued liabilities ................................................        190,811
  Current maturities of long-term debt ...............................        103,655
  Loans from stockholders ............................................        822,013
  Customer advances and deposits .....................................         99,467
                                                                         ------------
          Total current liabilities ..................................      1,554,273
LONG-TERM DEBT, less current maturities ..............................         93,951
DEFERRED TAX LIABILITY ...............................................         38,040
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $100 par value, 1,000 shares authorized, 100
     shares issued and outstanding ...................................         10,000
  Retained earnings ..................................................      2,345,082
                                                                         ------------
          Total stockholders' equity .................................      2,355,082
                                                                         ------------
          Total liabilities and stockholders' equity .................   $  4,041,346
                                                                         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     ELEVEN MONTHS
                                                         ENDED           YEAR ENDED
                                                      FEBRUARY 29,        MARCH 31,
                                                          2000              1999
                                                     --------------    --------------
NET SALES:
  Products .......................................   $    8,597,067    $    9,796,482
  Services .......................................        2,244,623           513,809
                                                     --------------    --------------
                                                         10,841,690        10,310,291
COST OF SALES:
  Products .......................................        4,499,341         4,686,975
  Services .......................................        1,077,632           131,048
                                                     --------------    --------------
                                                          5,576,973         4,818,023
                                                     --------------    --------------
          Gross profit ...........................        5,264,717         5,492,268

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....        3,648,558         4,130,445
                                                     --------------    --------------
INCOME FROM OPERATIONS ...........................        1,616,159         1,361,823
OTHER INCOME (EXPENSE):
  Interest expense ...............................          (88,537)         (119,613)
  Other income, net ..............................          141,073            22,538
                                                     --------------    --------------
INCOME BEFORE PROVISION FOR INCOME TAXES .........        1,668,695         1,264,748
PROVISION FOR INCOME TAXES .......................           50,706           468,150
                                                     --------------    --------------
NET INCOME .......................................   $    1,617,989    $      796,598
                                                     ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   ELEVEN MONTHS
                                                                      ENDED          YEAR ENDED
                                                                    FEBRUARY 29,      MARCH 31,
                                                                       2000             1999
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................   $   1,617,989    $     796,598
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization .............................         311,841          194,156
     Loss (gain) on sales of equipment .........................          (3,360)          10,684
     Deferred income taxes .....................................          50,706          (56,638)
  Changes in operating assets and liabilities, net of
     noncash transactions --
     Trade accounts receivable, net ............................      (1,353,127)         678,903
     Inventories ...............................................         105,973         (583,799)
     Prepaid expenses and other current assets .................         168,729         (173,826)
     Cash surrender value of life insurance and other
      assets ...................................................         (58,487)        (102,024)
     Trade accounts payable ....................................         358,639          125,397
     Accrued liabilities .......................................         204,502          (78,859)
     Income taxes payable ......................................              --         (547,014)
     Customer advances and deposits ............................         (99,467)          71,408
                                                                   -------------    -------------
          Net cash provided by operating activities ............       1,303,938          334,986
                                                                   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................        (283,771)        (378,030)
  Proceeds from sales of property and equipment ................           3,360           11,637
  Cash acquired in acquisition .................................         325,440               --
                                                                   -------------    -------------
          Net cash provided by (used in) investing
            activities .........................................          45,029         (366,393)
                                                                   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of loans from stockholders ........................        (822,013)        (236,545)
  Proceeds from loans from stockholders ........................              --           45,238
  Proceeds from long-term debt .................................       1,091,570          270,339
  Repayments of long-term debt .................................      (1,479,564)        (270,773)
  Proceeds from affiliate ......................................       1,915,744               --
  Stockholder distributions ....................................      (1,674,261)              --
                                                                   -------------    -------------
          Net cash used in financing activities ................        (968,524)        (191,741)
                                                                   -------------    -------------
NET INCREASE (DECREASE) IN CASH ................................         380,443         (223,148)
CASH AT BEGINNING OF PERIOD ....................................             703          223,851
                                                                   -------------    -------------
CASH AT END OF PERIOD ..........................................   $     381,146    $         703
                                                                   =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for --
     Interest ..................................................   $      88,537    $     111,070
                                                                   =============    =============
     Income taxes ..............................................   $          --    $     693,560
                                                                   =============    =============
  Common stock issued in acquisition ...........................   $   3,932,000    $          --
                                                                   =============    =============
  Distribution of assets to stockholders .......................   $     647,655    $          --
                                                                   =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK              ADDITIONAL
                                           -----------------------------     PAID-IN         RETAINED
                                              SHARES          AMOUNT         CAPITAL         EARNINGS          TOTAL
                                           -------------   -------------   -------------   -------------    -------------
BALANCE, MARCH 31, 1998 ................             100   $      10,000   $          --   $   1,548,484    $   1,558,484
  Net income ...........................              --              --              --         796,598          796,598
                                           -------------   -------------   -------------   -------------    -------------
BALANCE, MARCH 31, 1999 ................             100          10,000              --       2,345,082        2,355,082
  Net income ...........................              --              --              --       1,617,989        1,617,989
  Stockholder distributions ............              --              --              --      (2,321,916)      (2,321,916)
  Issuance of common stock for
     acquisition .......................              25           2,500       3,929,500              --        3,932,000
                                           -------------   -------------   -------------   -------------    -------------
BALANCE, FEBRUARY 29, 2000 .............             125   $      12,500   $   3,929,500   $   1,641,155    $   5,583,155
                                           =============   =============   =============   =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

    Cor-Val, Inc. (a Louisiana corporation), has served the oil and gas and petrochemical industries as a manufacturer of valves, control valves and chokes since 1981. On July 1, 1999, Cor-Val, Inc., purchased all of the equity securities of Cor-Val Services, Inc. (a Louisiana corporation), in exchange for 25 shares of common stock of Cor-Val, Inc. Cor-Val Services, Inc. was 100% owned by the father of Cor-Val, Inc.'s officers and directors. Prior to the acquisition, there was no common ownership between the companies and business activities were completely separate. Cor-Val Services, Inc., focuses on the repair, refurbishment and sale of blowout preventers, valves, control valves and chokes. Cor-Val, Inc., and Cor-Val Services, Inc. (together, the Company), are located in Houma, Louisiana.

Interim Financial Information

    The results of operations and cash flows for the interim eleven months ended February 29, 2000, are not necessarily indicative of the results for the entire fiscal year.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Cor-Val, Inc., and its wholly owned subsidiary, Cor-Val Services, Inc. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 1999, there were no cash equivalents.

Inventories

    Inventories are stated at the lower of cost or market; cost is determined using a weighted average based on the first-in, first-out method. Inventories consisted of the following at March 31, 1999:


Finished goods.               $     984,173
Work in process                     187,900
Raw materials..                     137,793
                              -------------
                              $   1,309,866
                              =============

    During the eleven months ended February 29, 2000, and the year ended March 31, 1999, the Company recorded charges of $376,346 and $100,000, respectively, to cost of sales for the write-off of inventory that the Company determined was not saleable.

Revenue Recognition

    The Company uses the completed-contract method of accounting, whereby earnings on manufacture and repair work are not recognized until the work is completed and/or the product is delivered to and accepted by the customer. Management's use of the completed-contract method is based upon the fact that the typical contract is completed in less than one month. A provision is made for the entire amount of future estimated losses on contracts in progress as soon as the provision can be determined based upon estimates of the Company.

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and Equipment

    Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line basis over estimated useful lives. Expenditures for replacements and major improvements are capitalized. Expenditures for maintenance, repairs and minor replacements are charged against income as incurred. Leasehold improvements are amortized over the lesser of the estimated useful life or term of the lease.

    Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. As of March 31, 1999 and for the eleven months ended February 29, 2000, no such impairment had occurred.

Goodwill

    Goodwill represents the excess of cost over fair value of net assets acquired and is amortized on a straight-line basis over 20 years. Amortization expense for the eleven months ended February 29, 2000, totaled $79,824. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

Income Taxes

    For the year ended March 31, 1999, income taxes are accounted for under the asset and liability method as specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Effective April 1, 1999, the Company elected to be treated as an S Corporation. The deferred taxes previously recorded on Cor-Val, Inc.'s March 31, 1999, balance sheet have been removed and charged to the provision for income taxes as of the effective date.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentrations of Credit Risk

    A significant portion of the Company's sales are to customers whose activities are related to the oil and gas industry, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the economy of the oil and gas industry. Also, with respect to foreign sales, collection may be more difficult in the event of default. The Company closely monitors extensions of credit and has historically not experienced significant credit losses. Most foreign sales are made to large, well-established companies. No single customer accounted for more than 10 percent of sales for the eleven months ended February 29, 2000, and for the year ended March 31, 1999. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


receivable where collection is no longer probable. The Company has recorded an allowance for doubtful accounts of $45,117 as of March 31, 1999.

Newly Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company's financial statements beginning in fiscal 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not engaged in the use of derivative instruments on hedging activities and therefore believes that the impact of SFAS No. 133 on its existing accounting policies and financial reporting disclosures will not be material.

    In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company believes that its policies with respect to revenue recognition are in accordance with the new guidelines and therefore there was no impact from the adoption of the new guidelines on the Company's consolidated financial position or results of operations of the Company.

2. BUSINESS COMBINATION:

    On July 1, 1999, Cor-Val, Inc., purchased all of the outstanding equity securities of Cor-Val Services, Inc.'s common stock in a business combination accounted for using the purchase method of accounting. The accompanying consolidated balance sheet includes allocations of the purchase price to the assets acquired and liabilities assumed. The following schedule summarizes investing activities related to the acquisition in the consolidated statement of cash flows:


Fair value of assets, net of cash acquired.       $   2,045,242
Liabilities assumed........................            (507,957)
Goodwill recorded..........................           2,394,715
                                                  -------------
          Common stock issued for acquisition     $   3,932,000
                                                  =============

3. PROPERTY AND EQUIPMENT:

    A summary of property and equipment at March 31, 1999, is as follows:


                                                 ESTIMATED
                                               USEFUL LIVES
                                               ------------

Leasehold improvements..................       Life of lease     $     131,961
Machinery and equipment.................       5-7 years             1,523,841
Vehicles................................       5 years                 201,596
Furniture and office equipment..........       2-7 years               409,731
                                                                 -------------
                                                                     2,267,129
Less -- Accumulated depreciation........                            (1,522,618)
                                                                 -------------
          Property and equipment, net...                         $     744,511
                                                                 =============

    Depreciation expense for the eleven months ended February 29, 2000, and the year ended March 31, 1999, are $232,017 and $194,156, respectively.

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT:

    Long-term debt at March 31, 1999, is as follows:

Term note, described below..................................      $     18,052
Various notes, bearing interest at 7.5% to 10.0% in various
  monthly installments of $614 to $937, collateralized by
  four vehicles and office equipment, maturing on various
  dates through 2003........................................            96,918
Insurance note payable, bearing interest at 10.0%, payable
  in monthly installments of $12,331, maturing in May
  1999......................................................            24,662
Capital lease, bearing interest at 12.0%, payable in monthly
  installments of $2,063, maturing in January 2002..........            57,974
                                                                  ------------
          Total long-term debt..............................           197,606
Less -- Current maturities..................................          (103,655)
                                                                  ------------
          Long-term debt, less current maturities...........      $     93,951
                                                                  ============

    Maturities of long-term debt outstanding at March 31, 1999, are as follows:


2000......................       $   103,655
2001......................            57,623
2002......................            35,622
2003......................               706
                                 -----------
          Total...........       $   197,606
                                 ===========

    The Company had available a $750,000 working capital line of credit with Regions Bank at an annual interest rate of 7.5 percent. There was no balance on this loan at March 31, 1999. The line is available to the Company for 80 percent of eligible trade accounts receivable at any given date, not to exceed the $750,000 limit. All trade accounts receivable of the Company are pledged to secure any amount outstanding on the line to the extent funds are advanced thereon. The Company did not draw any funds on this line during the year ended March 31, 1999. The line of credit was subsequently canceled by T-3 Energy on March 10, 2000.

    The Company has a term note payable to Regions Bank (the Term Note) in the original amount of $650,000. The Term Note is payable in monthly principal installments of $9,028 plus interest of 9.0 percent annually and matures on May 11, 1999. The note is secured by substantially all of the machinery, equipment, furniture and fixtures owned by the Company.

5. LOANS FROM STOCKHOLDERS:

    At March 31, 1999, the Company had the following loans payable to stockholders, which were unsecured:

Various notes payable to Kane Corte, interest payable
  annually at 10.0%.........................................      $   233,594
Various notes payable to Bobby Corte, Jr., interest
  payable annually at 10.0%.................................          259,881
Various notes payable to Dennis and Kim Sanvi, interest
  payable annually at 10.0%.................................          322,898
Note payable to Chris Corte, interest payable annually at
  10.0%.....................................................            5,640
                                                                  -----------
Loans from stockholders.....................................      $   822,013
                                                                  ===========

    Subsequent to March 31, 1999, the Company repaid its loans from stockholders with proceeds from replacement financing through a loan from Regions

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Bank (the New Loan). The New Loan is payable to Regions Bank in monthly installments of $17,182, bears interest at 7.75 percent and matures on April 1, 2004. The New Loan is secured by the Company's machinery and equipment, inventory and trade accounts receivable.

6. INCOME TAXES:

    The components of the provision (benefit) for income tax expense for the year ended March 31, 1999, are as follows:

Federal --
  Current........................       $   480,177
  Deferred.......................           (51,180)
State --
  Current........................            44,611
  Deferred.......................            (5,458)
                                        -----------
                                        $   468,150
                                        ===========

    A reconciliation of the actual tax rate to the statutory U.S. tax rate for the year ended March 31, 1999, is as follows:


Income tax expense at the statutory rate..........        $    430,014
Increase resulting from --
  State income taxes, net of federal benefit......              25,841
  Other nondeductible expenses....................              12,295
                                                          ------------
                                                          $    468,150
                                                          ============

    The components of deferred taxes at March 31, 1999, are as follows:

Deferred income tax assets --
Accrued expenses..................................        $    34,327
Allowance for doubtful accounts...................             16,919
Inventory reserve.................................             37,500
                                                          -----------
          Total deferred income tax assets........             88,746
                                                          -----------
Deferred income tax liabilities --
Property and equipment............................            (21,825)
Other.............................................            (16,215)
                                                          -----------
          Total deferred income tax liabilities...            (38,040)
                                                          -----------
          Net deferred income tax asset...........        $    50,706
                                                          ===========

    The income of the Company is currently taxable to the stockholders of the Company from the effective date of the election to change its status forward. No provision for income taxes is made in the accounts of the Company for the eleven months ended February 29, 2000, since the Company is an S Corporation and, as such, the taxes are liabilities of the stockholders and depend upon the stockholders' respective tax situations.

7. RELATED-PARTY TRANSACTIONS:

    The Company leases its operations facility and certain production space from related parties. Lease terms, amounts and the nature of the related-party transactions are discussed in Note 8.

    In addition to the leased operating facility described above and prior to the July 1, 1999, acquisition of Cor-Val Services, Inc., by Cor-Val, Inc. (as discussed in Note 2), the Company transacted business with Cor-Val Services, Inc. For the year ended March 31, 1999, sales to Cor-Val Services, Inc., totaled approximately $200,335 and purchases from Cor-Val Services, Inc., totaled approximately $134,839. At March 31, 1999, the Company had a $32,554 receivable from Cor-Val Services, Inc., included with trade receivables on the accompanying balance sheet. At March 31, 1999, the Company had a $8,966 payable to Cor-Val Services, Inc., included with trade payables on the accompanying balance sheet.

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    During February 2000, the Company received a $1,915,744 cash advance from First Reserve Corporation, an affiliate of T-3 Energy Services (see Note 10). There were no required repayment terms related to the advance; however, T-3 Energy Services, Inc., subsequently repaid the balance with proceeds from a third-party long-term note during 2000.

8. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

    The Company leases its operations facility located in Houma, Louisiana, under a cancelable operating lease from the father of the Company's officers and directors. The lease has no specified terms other than the fixed monthly payment, which approximates market rates. During the eleven months ended February 29, 2000, and the year ended March 31, 1999, the monthly payment was fixed at $13,818. Total expense for this lease included in the accompanying statements of operations for the eleven months ended February 29, 2000, and for the year ended March 31, 1999, was $152,000 and $165,822, respectively. In conjunction with the acquisition of the Company by T-3 Energy Services, Inc. (as discussed in Note 10), the facilities leased by the Company from related parties were also acquired and the related leases cancelled.

    The Company leases additional production space, a modular building and a treatment facility under a cancelable operating lease from Corte Enterprises, LLC, an affiliated company owned by the Company's officers and directors and other family members. The rent on these facilities is $9,000 per month. The rent on these facilities approximates market rates and is negotiated and agreed upon each year. Total expense for this lease included in the accompanying statements of operations for the eleven months ended February 29, 2000, and for the year ended March 31, 1999, was $172,000 and $72,000, respectively. In conjunction with the acquisition of the Company by T-3 Energy Services, Inc. (as discussed in Note 10), the facilities leased by the Company from related parties were also acquired and the related leases cancelled.

    The Company leases vehicles under noncancelable operating leases expiring through February 2003. Total expense for these vehicle leases included in the accompanying statements of operations for the eleven months ended February 29, 2000, and for the year ended March 31, 1999, was $39,295 and $49,626 respectively. The minimum monthly lease payments on these leases range from $533 to $876.

    The Company leases office equipment under noncancelable operating leases expiring through February 2003. Total expense for these equipment leases included in the accompanying statements of operations for the eleven months ended February 29, 2000, and for the year ended March 31, 1999, was $1,939 and $0, respectively. The minimum monthly lease payments on these leases range from $121 to $650.

    The minimum future rental commitments under noncancelable long-term operating leases are as follows:

Year ending February 28 --
  2001..........................................       $   30,666
  2002..........................................           23,748
  2003..........................................            6,495
Year ending February 29, 2004...................            1,260
Year ending February 28, 2005...................            1,260
Thereafter......................................            1,260
                                                       ----------
          Total minimum future lease payments...       $   64,689
                                                       ==========

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contingencies

    The Company and its subsidiary are, from time to time, involved in various legal actions arising in the normal course of business. Management does not believe there are any existing or potential legal actions involving the Company and its subsidiary that will have a material adverse effect on the Company's consolidated financial position or results of operations.

9. RETIREMENT PLANS:

    The Company has a defined contribution 401(k) profit-sharing plan available to eligible employees. All employees who qualify as to age and length of service are eligible to participate. The board of directors determines Company contributions to this plan, generally as a percentage of the employees' elective contributions. The Company contributed $46,223 and $44,835 to the plan for the eleven months ended February 29, 2000, and for the year ended March 31, 1999, respectively.

    The Company also sponsors a discretionary contribution profit-sharing plan whereby the Company may make discretionary contributions for the benefit of all eligible employees. Eligibility is determined by length of service to the Company. The Company elected to contribute $91,667 and $100,000 to the plan for the eleven months ended February 29, 2000, and for the year ended March 31, 1999, respectively. The $100,000 discretionary contribution is included with accrued liabilities on the accompanying balance sheet.

10. SUBSEQUENT EVENT:

    Effective March 1, 2000, T-3 Energy Services purchased all of the outstanding equity securities of Cor-Val, Inc., and subsidiary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To T-3 Energy Services, Inc.:

    We have audited the accompanying balance sheets of Preferred Industries, Inc., as of December 31, 1999 and 1998, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 1999 and 1998 and for the four months ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Industries, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the four months ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
June 8, 2001

                           PREFERRED INDUSTRIES, INC.

                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                         1999            1998
                                                                    -------------    -------------
                                       ASSETS

CURRENT ASSETS:
  Cash ..........................................................   $      60,142    $      17,892
  Trade accounts receivable, net ................................       1,586,413        1,922,792
  Income tax receivable .........................................              --          138,820
  Inventories ...................................................       1,411,407        1,816,239
  Current portion of notes receivable from stockholders .........         215,355          197,178
  Deferred income taxes .........................................         261,480           35,771
                                                                    -------------    -------------
          Total current assets ..................................       3,534,797        4,128,692
CASH SURRENDER VALUE OF LIFE INSURANCE ..........................         515,431          393,551
NOTES RECEIVABLE FROM STOCKHOLDERS, net of current
  portion .......................................................       1,239,985        1,455,485
PROPERTY AND EQUIPMENT, net .....................................       1,628,052        1,959,614
OTHER ASSETS ....................................................           4,405            4,405
                                                                    -------------    -------------
          Total assets ..........................................   $   6,922,670    $   7,941,747
                                                                    =============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable ..............................................   $     347,508    $   1,057,359
  Accrued expenses ..............................................         470,701          138,113
  Current portion of notes payable ..............................         527,172          485,414
                                                                    -------------    -------------
          Total current liabilities .............................       1,345,381        1,680,886
NOTES PAYABLE, less current portion .............................       1,843,459        2,357,832
DEFERRED INCOME TAXES ...........................................          38,930           76,746
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 1,000 shares authorized,
     83 shares issued and outstanding ...........................         150,000          150,000
  Additional paid-in capital ....................................         120,573          120,573
  Treasury stock, 12 shares, at cost ............................        (400,000)        (400,000)
  Retained earnings .............................................       3,824,327        3,955,710
                                                                    -------------    -------------
          Total stockholders' equity ............................       3,694,900        3,826,283
                                                                    -------------    -------------
          Total liabilities and stockholders' equity ............   $   6,922,670    $   7,941,747
                                                                    =============    =============

              The accompanying notes are an integral part of these
                             financial statements.

                           PREFERRED INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                                                       FOUR MONTHS        YEAR ENDED DECEMBER 31,
                                                     ENDED APRIL 30,   --------------------------------
                                                          2000              1999              1998
                                                     --------------    --------------    --------------

NET SALES:
  Products .......................................   $    2,148,218    $    9,350,089    $   11,865,607
  Services .......................................        1,660,183         3,574,174         6,174,966
                                                     --------------    --------------    --------------
                                                          3,808,401        12,924,263        18,040,573
COST OF SALES:
  Products .......................................        1,396,342         6,077,558         7,973,011
  Services .......................................        1,129,574         2,423,349         4,293,159
                                                     --------------    --------------    --------------
                                                          2,525,916         8,500,907        12,266,170
                                                     --------------    --------------    --------------
          Gross profit ...........................        1,282,485         4,423,356         5,774,403
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....          640,690         4,448,761         5,544,961
                                                     --------------    --------------    --------------
INCOME (LOSS) FROM OPERATIONS ....................          641,795           (25,405)          229,442
OTHER INCOME (EXPENSE):
  Interest expense ...............................          (62,209)         (205,210)         (146,373)
  Other income, net ..............................           38,528           138,205           107,189
                                                     --------------    --------------    --------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ..          618,114           (92,410)          190,258
PROVISION FOR INCOME TAXES .......................          266,139            38,973            87,406
                                                     --------------    --------------    --------------
NET INCOME (LOSS) ................................   $      351,975    $     (131,383)   $      102,852
                                                     ==============    ==============    ==============

              The accompanying notes are an integral part of these
                             financial statements.

                           PREFERRED INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                         FOUR MONTHS
                                                             ENDED            YEAR ENDED DECEMBER 31,
                                                           APRIL 30,      ------------------------------
                                                              2000             1999             1998
                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................   $     351,975    $    (131,383)   $     102,852
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities --
     Depreciation ....................................         104,175          386,214          382,107
     Deferred income taxes ...........................          98,589         (263,525)        (453,774)
     Loss on disposal of assets ......................              --            4,095               --
  Changes in operating assets and liabilities --
     Trade accounts receivable, net ..................        (241,003)         336,379          561,864
     Income tax receivable ...........................              --          138,820               --
     Inventories .....................................        (368,404)         404,832         (438,358)
     Cash surrender value of life insurance ..........         515,431         (121,880)        (100,570)
     Other assets ....................................              --               --             (276)
     Accounts payable ................................         378,490         (709,851)         425,248
     Accrued expenses ................................         145,409          332,588           18,492
                                                         -------------    -------------    -------------
          Net cash provided by operating activities ..         984,662          376,289          497,585
                                                         -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................         (75,001)         (71,247)        (877,899)
  Proceeds from sales of equipment ...................              --           12,500           25,000
                                                         -------------    -------------    -------------
          Net cash used in investing activities ......         (75,001)         (58,747)        (852,899)
                                                         -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes receivable from stockholders, net ............          89,473          197,323       (1,652,663)
  Proceeds from affiliate ............................       1,537,102               --               --
  Proceeds from notes payable ........................              --               --        2,906,925
  Repayments of notes payable ........................      (2,365,856)        (472,615)        (893,574)
  Distribution to stockholders .......................         (40,000)              --               --
                                                         -------------    -------------    -------------
          Net cash provided by (used in) financing
            activities ...............................        (779,281)        (275,292)         360,688
                                                         -------------    -------------    -------------
NET INCREASE IN CASH .................................         130,380           42,250            5,374
CASH AT BEGINNING OF PERIOD ..........................          60,142           17,892           12,518
                                                         -------------    -------------    -------------
CASH AT END OF PERIOD ................................   $     190,522    $      60,142    $      17,892
                                                         =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for --
     Interest ........................................   $      72,245    $     195,184    $     152,399
                                                         =============    =============    =============
     Income taxes ....................................   $     191,067    $          --    $     621,313
                                                         =============    =============    =============

              The accompanying notes are an integral part of these
                             financial statements.

                           PREFERRED INDUSTRIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK             ADDITIONAL       TREASURY
                                   -----------------------------      PAID-IN         STOCK,          RETAINED
                                      SHARES           AMOUNT         CAPITAL         AT COST         EARNINGS           TOTAL
                                   -------------   -------------   -------------   -------------    -------------    -------------


BALANCE, DECEMBER 31, 1997 .....              83   $     150,000   $     120,573   $    (400,000)   $   3,852,858    $   3,723,431
  Net income ...................              --              --              --              --          102,852          102,852
                                   -------------   -------------   -------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1998 .....              83         150,000         120,573        (400,000)       3,955,710        3,826,283
  Net loss .....................              --              --              --              --         (131,383)        (131,383)
                                   -------------   -------------   -------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1999 .....              83         150,000         120,573        (400,000)       3,824,327        3,694,900
  Net income ...................              --              --              --              --          351,975          351,975
  Stockholder distributions ....              --              --              --              --          (40,000)         (40,000)
                                   -------------   -------------   -------------   -------------    -------------    -------------
BALANCE, APRIL 30, 2000 ........              83   $     150,000   $     120,573   $    (400,000)   $   4,136,302    $   4,006,875
                                   =============   =============   =============   =============    =============    =============

              The accompanying notes are an integral part of these
                             financial statements.

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

    Preferred Industries, Inc. (the Company), a Louisiana corporation located in Houma, Louisiana, was formed in 1982. The Company services the oil and gas production industry through the manufacture and repair of wellhead and drilling equipment.

Interim Financial Information

    The results of operations and cash flows for the interim four months ended April 30, 2000, are not necessarily indicative of the results for the entire fiscal year.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1999 and 1998, there were no cash equivalents.

Inventories

    Inventories are valued at specific cost and are stated at the lower of cost or market. Inventories consist of the following:

                                                             DECEMBER 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------

Finished goods and component parts..........        $    603,911    $    960,650
Work in process.............................             180,568         279,996
Raw materials...............................             626,928         575,593
                                                    ------------    ------------
                                                    $  1,411,407    $  1,816,239
                                                    ============    ============

    During the year ended December 31, 1999, the Company recorded a charge of $334,850 to cost of sales for the write-off of inventory that the Company determined was not saleable.

Revenue Recognition

    The Company uses the completed-contract method of accounting, whereby earnings on manufacture and repair work are not recognized until the work is completed and/or delivered to and accepted by the customer. Management's use of the completed-contract method is based upon the fact that the typical contract is completed in less than one month. A provision is made for the entire amount of future estimated losses on contracts in progress as soon as the provision can be determined based upon estimates of the Company.

Property and Equipment

    Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives. Expenditures for replacements and major improvements are capitalized. Expenditures for maintenance, repairs and minor replacements are charged against income as incurred. Leasehold improvements are amortized over the lesser of the estimated useful life or term of the lease.

    Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. As of December 31, 1999 and for the four months ended April 30, 2000, no such impairment had occurred.

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

Income Taxes

    Income taxes are accounted for under the asset and liability method as specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade accounts receivable. A majority of the Company's business is conducted with oil and gas exploration companies and oil field service companies with operations in the Gulf of Mexico. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables. For the four months ended April 30, 2000, and for the years ended December 31, 1999 and 1998, one customer (a different customer in each period) accounted for approximately 12 percent, 30 percent and 11 percent, respectively, of the Company's sales. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable. The Company has recorded an allowance for doubtful accounts of $11,072 and $43,258 as of December 31, 1999 and 1998, respectively.

Newly Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company's financial statements beginning in fiscal 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not engaged in the use of derivative instruments or hedging activities and therefore believes that the impact of SFAS No. 133 on its existing accounting policies and financial reporting disclosures will not be material.

    In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company believes that its policies with respect to revenue recognition are in accordance with the new guidelines and therefore there was no impact from the adoption of the new guidelines on the Company's financial position or results of operations of the Company.

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT:

    A summary of property and equipment follows:

                                                                    DECEMBER 31,
                                             ESTIMATED     ------------------------------
                                            USEFUL LIFE         1999            1998
                                            -----------    -------------   --------------

Buildings and improvements............      15 years       $     854,207   $      854,207
Machinery and equipment...............      10 years           4,266,621        4,245,474
Vehicles..............................      5 years              290,222          290,222
Furniture and fixtures................      5 years               61,290           61,290
                                                           -------------   --------------
                                                               5,472,340        5,451,193
Less -- Accumulated depreciation......                        (3,844,288)      (3,491,579)
                                                           -------------   --------------
          Property and equipment, net.                     $   1,628,052   $    1,959,614
                                                           =============   ==============

    Depreciation expense for the four months ended April 30, 2000, and the years ended December 31, 1999, and 1998, are $104,175, $386,214 and $382,107,
respectively.

3. NOTES PAYABLE:

    A summary of notes payable follows:

                                                                            DECEMBER 31,
                                                                   -----------------------------
                                                                        1999             1998
                                                                   ------------     ------------
Installment note payable, secured by equipment, maturing
  January 31, 2003, annual interest at 8.15%, payable in
  monthly installments of $24,565............................      $    792,510     $  1,012,106
Installment note payable, secured by inventory, accounts
  receivable, equipment and buildings, maturing September
  10, 2003, annual interest at 8.00%, payable in monthly
  installments of $27,000....................................         1,455,340        1,637,023
Financing note payable, maturing January 7, 2001, annual
  interest at 9.50%, payable in monthly installments of
  $597.......................................................             7,162           14,324
Financing note payable, due October 1, 2001, secured by
  equipment, annual interest at 8.54%, payable in monthly
  installments of $6,143.....................................           115,619          179,793
                                                                   ------------     ------------
          Total notes payable................................         2,370,631        2,843,246
Less -- Current portion......................................          (527,172)        (485,414)
                                                                   ------------     ------------
          Notes payable, less current portion................      $  1,843,459     $  2,357,832
                                                                   ============     ============

    Maturities of notes payable as of December 31, 1999, are summarized below:


2000...................      $     527,172
2001...................            546,980
2002...................            533,798
2003...................            762,681
                             -------------
                             $   2,370,631
                             =============

    The Company's notes payable maturing on January 31, 2003, and September 10, 2003, are held by the same bank and contain similar financial covenant requirements. Among these requirements are provisions for the maintenance of specified financial ratios and net worth levels. This debt was retired subsequent to year-end through proceeds received from an affiliate, as discussed below.

    During 2000, the Company received a $1,537,102 cash advance from First Reserve Corporation, an affiliate of T-3 Energy Services, Inc. (see Note 8). The proceeds from this advance were used to repay and retire substantially all of the above notes payable prior to the acquisition of the Company by T-3 Energy Services, Inc. on April 30, 2000.

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


4. INCOME TAXES:

    The components of the provision (benefit) for income taxes are as follows:

                                  FOUR MONTHS        YEAR ENDED DECEMBER 31,
                                ENDED APRIL 30,   ----------------------------
                                     2000             1999            1998
                                ---------------   ------------    ------------
Federal --
  Current ....................   $      145,090   $    261,949    $    471,681
  Deferred ...................           85,373       (224,179)       (392,671)
State --
  Current ....................           22,460         40,549          69,499
  Deferred ...................           13,216        (39,346)        (61,103)
                                 --------------   ------------    ------------
                                 $      266,139   $     38,973    $     87,406
                                 ==============   ============    ============

    A reconciliation of the actual tax rate to the statutory U.S. tax is as follows:

                                                                                          YEAR ENDED
                                                                  FOUR MONTHS             DECEMBER 31,
                                                                ENDED APRIL 30,   ----------------------------
                                                                     2000             1999            1998
                                                               ----------------   ------------    ------------

Income tax expense (benefit) at the statutory
  rate .....................................................   $        210,159   $    (31,419)   $     64,688
Increase resulting from --
  State income taxes, net of federal benefit ...............             23,546            794           5,542
  Other nondeductible expenses .............................             32,434         69,598          17,176
                                                               ----------------   ------------    ------------
                                                               $        266,139   $     38,973    $     87,406
                                                               ================   ============    ============

    The components of deferred taxes are as follows:

                                                                 DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------

Deferred income tax assets --
  Allowance for doubtful accounts .....................   $      8,775    $      5,498
  Accrued expense .....................................        171,273          49,669
  Inventories .........................................        124,717              --
                                                          ------------    ------------
          Total deferred income tax assets ............        304,765          55,167
                                                          ------------    ------------
Deferred income tax liabilities --
  Inventories .........................................             --         (19,396)
  Property and equipment ..............................         (6,201)        (13,795)
  Other ...............................................        (76,014)        (62,951)
                                                          ------------    ------------
          Total deferred income tax liabilities .......        (82,215)        (96,142)
                                                          ------------    ------------
          Net deferred income tax asset (liability) ...   $    222,550    $    (40,975)
                                                          ============    ============

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

5. RELATED-PARTY TRANSACTIONS:

    In September 1998, the Company entered into a note payable with a bank for $1,700,000 (see Note 3). Substantially all of the proceeds from this note were loaned to certain stockholders of the Company, who in turn, purchased an ownership interest in O&M Equipment, Inc. (O&M). Therefore, the Company is affiliated with O&M through common ownership. The loan to these stockholders was made at the prevailing market rate with terms

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


identical to the Company's note payable and has been recorded as notes receivable from stockholders on the accompanying balance sheets at December 31, 1999 and 1998. For the four months ended April 30, 2000, and for the years ended December 31, 1999 and 1998, interest income on the notes receivable from stockholders was $38,087, $126,667 and $45,489, respectively. The notes receivable from stockholders were fully repaid on April 30, 2000, in connection with the purchase of the Company's outstanding equity securities by T-3 Energy Services, Inc.

    The Company entered into a limited number of business transactions with O&M on terms which management believes are at the prevailing market rates. For the four months ended April 30, 2000, and for the years ended December 31, 1999 and 1998, sales to O&M totaled $53,912, $21,735 and $3,857, respectively. For the four months ended April 30, 2000, and for the years ended December 31, 1999 and 1998, purchases from O&M totaled $30,989, $82,650 and $29,860, respectively. At December 31, 1999, the Company had accounts receivable from O&M of $2,408 included with accounts receivable on the accompanying balance sheet. There were no receivables from O&M at December 31, 1998. At December 31, 1999 and 1998, the Company had accounts payable to O&M of $19,130 and $8,910, respectively, included with accounts payable on the accompanying balance sheets.

6. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

    The Company leases land and equipment under various noncancelable operating leases including certain leases which contain escalation clauses. Future minimum lease commitments as of April 30, 2000, applicable to noncancelable operating leases with terms of one year or more, are summarized below:

Year ending April 30 --
  2001..........................        $    25,802
  2002..........................             12,834
  2003..........................              8,315
  2004..........................              6,474
  2005..........................              5,554
  Thereafter....................             16,570
                                        -----------
                                        $    75,549
                                        ===========

    Total lease expense included in the accompanying statements of operations for the four months ended April 30, 2000, and for the years ended December 31, 1999 and 1998, was $13,573, $36,595 and $45,408, respectively.

Contingencies

    The Company is, from time to time, involved in various legal actions arising in the normal course of business. Management does not believe there are any existing or potential legal actions involving the Company that will have a material adverse effect on the Company's financial position or results of operations.

7. RETIREMENT PLANS:

    The Company has a defined contribution 401(k) profit-sharing plan available to eligible employees. All employees who qualify as to age and length of service are eligible to participate. Each employee can elect to contribute up to $10,000 per year to the plan. The Company will match 50 cents for every dollar contributed by the employee up to 4 percent of the employee's gross salary. The Company contributed $28,824, $96,103 and $100,914 to the plan for the four months ended April 30, 2000, and for the years ended December 31, 1999 and 1998, respectively.

8. SUBSEQUENT EVENTS:

    Effective April 30, 2000, a change in control of the Company occurred as a result of the purchase of all of the Company's outstanding equity securities by T-3 Energy Services, Inc.

                                INDEX TO EXHIBITS

                                                                      SEQUENTIALLY
EXHIBIT                                                                 NUMBERED
 NUMBER       IDENTIFICATION OF EXHIBIT                                  PAGES
-------       -------------------------                               ------------
  2.1     -   Agreement and Plan of Merger dated  May 7,
              2001, as amended, among Industrial Holdings, Inc.,
              T-3 Energy Services, Inc. and First Reserve
              Fund VIII, Limited Partnership
              (incorporated herein by referenced
              to Annex I to the Definitive Proxy
              Statement on Schedule 14A of T-3
              dated November 9, 2001).

  2.2     -   Plan and Agreement of Merger dated
              December 17, 2001, between T-3 Energy
              Services, Inc. and T-3 Combination Corp
              (incorporated herein by referenced to Exhibit 2.2
              to the Company's Current Report on Form 8-K
              dated December 31, 2001).

  3.1     -   Certificate of Incorporation of T-3 Energy
              Services, Inc. (incorporated herein by reference
              to Exhibit 3.1 to the Company's Current Report
              on Form 8-K dated December 31, 2001)

  3.2     -   Bylaws of T-3 Energy Services, Inc.
              (incorporated herein by reference to Exhibit 3.2
              to the Company's Current Report on Form 8-K
              dated December 31, 2001)

  4.1*    -   Specimen Certificate of Common Stock,                      EX-5
              $.001 par value, of the Company.

  4.2     -   Class B Redeemable Warrant Agreement
              and specimen of Class B Redeemable
              Warrant Certificate (incorporated herein
              by reference to Exhibit 4.2 to
              Industrial Holdings, Inc. Registration Statement
              on Form S-1 (No. 33-43169) dated
              October 7, 1991.

  4.3     -   Designation of Warrant Agent (Class B
              Redeemable Warrant), dated as of
              November 1, 1996 (incorporated herein
              by reference to Exhibit 4.3 of Amendment
              No. 1 to Industrial Holdings, Inc. Registration
              Statement on Form S-1  (No. 333-13323)
              dated November 7, 1996 (the "1996
              Registration Statement").

  4.4     -   Class C Redeemable Warrant Agreement
              and specimen of Class C Redeemable
              Warrant Certificate  (incorporated herein
              by reference to Exhibit 4.4 to Industrial Holdings, Inc.
              1996 Registration Statement).

  4.5     -   Designation of Warrant Agent (Class C
              Redeemable Warrant), dated as of
              November 1, 1996. (incorporated herein
              by reference to Exhibit 4.5 to Industrial Holdings, Inc.
              1996 Registration Statement).

                                      EX-1

                                                                      SEQUENTIALLY
EXHIBIT                                                                 NUMBERED
 NUMBER       IDENTIFICATION OF EXHIBIT                                  PAGES
-------       -------------------------                               ------------
  4.6     -   Class D Redeemable Warrant Agreement and specimen
              of Class D Redeemable Warrant Certificate
              (incorporated herein by reference to Exhibit 4.5 of
              Amendment No. 1 to Industrial Holdings, Inc.
              Registration Statement on Form S-2 (No. 333-37915)
              dated December 2, 1998).

  4.7     -   Warrants to purchase 30,000 shares of the
              Company's Common Stock at $12.50 per share issued
              To SJMB, L.P. in connection with the acquisition of OF
              Acquisition, L.P. (incorporated herein by reference to
              Exhibit 4.3 to Industrial Holdings, Inc. Proxy Statement
              on Schedule 14A dated August 15, 2000).

  4.8         Warrants to purchase 40,000 shares of the Company
              Common Stock for $12.50 per share issued to SJMB, LP in consideration of a bank guaranty provided on behalf of Industrial Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 - Exhibit A to Industrial
              Holdings, Inc. Proxy Statement on Schedule 14A dated
              August 15, 2000).

  4.9*        Warrants to purchase 75,000 shares of the Company           EX-7
              Common Stock for $12.50 per share issued to SJMB,
              L.P. as compensation for consulting services.

  4.10*       Warrants to purchase 30,000 shares of the Company           EX-22
              Common Stock for $12.50 per share issued to
              Robert E. Cone as compensation.

  4.11 Form of warrant to purchase 325,000 shares of the Company's Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001.)

 10.1*    -   Employment Agreement of Michael L. Stansberry.              EX-39

 10.2*        Employment Agreement of Michael T. Mino.                    EX-46

 10.3*    -   T-3 Energy Services, Inc. 2000 Stock Option Plan.           EX-54A

 10.4     -   1998 Incentive Plan (incorporated herein by reference
              to Industrial Holdings, Inc. Proxy Statement on Schedule
              14A dated June 10, 1998).

 10.5     -   1995 Non-Employee Director Stock Option Plan
              (incorporated herein by reference to Industrial Holdings,
              Inc. Proxy Statements on Schedule 14A dated May 27,
              1997 and May 25, 1994).

 10.6     -   1994 Amended and Restated Incentive Stock Plan
              (incorporated herein by this reference to Industrial
              Holdings, Inc. Proxy Statements on Schedule 14A dated
              May 27, 1997 and May 26, 1995).

 10.7     -   Stock Purchase Agreement for the Sale of
              Blastco Services Company ("Blastco"), by and
              among the Company, Blastco, Gary H. Martin
              and William R. Massey (incorporated herein
              by reference to Exhibit 2.1 to Industrial Holdings, Inc.
              Current Report on Form 8-K dated
              July 3, 2000).

 10.8     -   Stock Purchase Agreement by and
              between Industrial Holdings, Inc., the
              shareholder of A&B Bolt & Supply, Inc.,
              and T-3 Energy Services, Inc. dated May 7, 2001
              (incorporated herein by reference to Exhibit 2.1
              to Industrial Holdings, Inc. Report on Form 10-Q
              dated  May 15, 2001).

                                      EX-2

                                                                      SEQUENTIALLY
EXHIBIT                                                                 NUMBERED
 NUMBER       IDENTIFICATION OF EXHIBIT                                  PAGES
-------       -------------------------                               ------------
 10.9     -   Asset Purchase Agreement by and Among Rex
              Machinery Movers Ex-1 Inc. d/b/a Ideal
              Products, OF Acquisition, L.P. d/b/a Orbitform,
              Philform, Inc., Industrial Holdings, Inc. and
              SMSG, L.L.P., SMSP, L.L.C. (incorporated
              herein by reference to Exhibit 2 to Industrial
              Holdings, Inc. Report on Form 8-K dated
              November 1, 2001).

 10.10    -   Registration Rights Agreement dated
              December 17, 2001, among Industrial Holdings,
              Inc. and the Stockholders thereto (incorporated
              herein by reference to Exhibit 10.1 to Industrial
              Holdings, Inc. Report on Form 8-K dated
              December 31, 2001).

 10.11    -   Credit Agreement dated December 18, 2001,
              among T-3 Energy Services, Inc. and Wells
              Fargo Bank, National Association, as Agent
              for the Banks (incorporated herein by
              reference to Exhibit 10.2 to the Company's
              Report on Form 8-K dated December 31, 2001).

 10.12    -   Loan Agreement dated December 18, 2001,
              among T-3 Energy Services, Inc. and Wells
              Energy Capital, Inc., as agent for the Lenders
              (incorporated herein by reference to Exhibit 10.3
              to the Company's Report on Form 8-K dated
              December 31, 2001).

 10.13    -   Asset Purchase Agreement dated October 26,
              2001 among IHI, American Rivet Company, Inc.
              and ARC Acquisition Corp (incorporated herein by
              reference to Exhibit 10.4 to the Company's Report
              on Form 8-K dated December 31, 2001).

 10.14    -   Stock Purchase Agreement dated November 14,
              2001 between IHI and GHX Acquisition Corp
              (incorporated herein by reference to Exhibit 10.5
              to the Company's Report on Form 8-K dated
              December 31, 2001).

 10.15    -   Asset Purchase Agreement dated November 6,
              2001 among IHI, Landreth Metal Forming,
              Inc. and Landreth Fastener Corporation
              (incorporated herein by reference to Exhibit 10.6
              to the Company's Report on Form 8-K dated
              December 31, 2001).

 10.16    -   Stock Purchase Agreement dated November 15,
              2001, among IHI, Donald Carlin and Robert E.
              Cone with respect to disposition of Beaird
              Industries, Inc. (incorporated herein by reference
              to Exhibit 10.7 to the Company's Report on
              Form 8-K dated December 31, 2001).

 10.17    -   Asset Purchase Agreement dated October 16,
              2001 among IHI, Rex Machinery Movers,
              Inc., OF Acquisition, L.P., Orbitform
              Acquisition, L.P., Philform, Inc., SMSG, L.L.C.
              and SMSP, L.L.C. (incorporated herein by
              reference to Exhibit 10.8 to the Company's Report
              on Form 8-K dated December 31, 2001).

                                      EX-3

                                                                      SEQUENTIALLY
EXHIBIT                                                                 NUMBERED
 NUMBER       IDENTIFICATION OF EXHIBIT                                  PAGES
-------       -------------------------                               ------------
 10.18*   -   Stock Purchase Agreement dated December 4,                  EX-55
              2000 among T-3 Energy Services, Inc., Gary
              Wofford, Larry Wofford, Darlene Lyle, Gayla
              Jessup and Stanley Wofford.

 10.19*   -   Stock Purchase Agreement by and among                       EX-83
              Shareholders of Cor-Val, Inc. and T-3 Energy
              Services, Inc. dated February 29, 2000.

 10.20*   -   Stock Purchase Agreement by and between                     EX-133
              Shareholders of O&M Equipment, Inc. and
              T-3 Energy Services, Inc. dated March 1, 2000.

 10.21*   -   Stock Purchase Agreement by and among                       EX-182
              Shareholders of Control Products of
              Louisiana, Inc. and T-3 Energy Services, Inc.
              dated September 29, 2000.

 10.22*   -   Stock Purchase Agreement by and between                     EX-229
              Shareholders of Preferred Industries, Inc. and
              T-3 Energy Services, Inc. dated March 1, 2000.

    21*   -   Subsidiaries of the Company                                 EX-281

  23.1*   -   Consent of Arthur Andersen LLP with respect to              EX-282
              the audited consolidated financial statements of T-3
              Energy Services, Inc. and Subsidiaries.

  23.2*   -   Consent of Arthur Andersen LLP with respect to              EX-283
              the audited consolidated financial statements of Cor-
              Val, Inc. and Subsidiary.

  23.3*   -   Consent of Arthur Andersen LLP with respect to              EX-284
              the audited financial statements of Preferred
              Industries, Inc.

  99.1*   -   Letter to Commission from T-3 Energy Services,              EX-285
              Inc. regarding continued engagement of Arthur
              Andersen LLP and representation from Arthur
              Andersen LLP confirming their compliance with
              professional standards.

----------

* Filed herewith.


                                      EX-4