Form 10-Q
period 2002-03-31
T-3 ENERGY SERVICES INC
filed 2002-05-13
CIK 879884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At May 13, 2002, the registrant had 10,581,669 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                     PART I


Item                                                                                                       Page
                                                                                                           ----
  1.     Financial Statements............................................................................    3

              Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.....................    3
              Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2002 and 2001................................................................    4
              Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2002 and 2001................................................................    5
              Notes to Consolidated Financial Statements.................................................    6

  2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................   10

  3.     Quantitative and Qualitative Disclosures about Market Risk......................................   16


                                                      PART II

  1.     Legal Proceedings...............................................................................   17

  2.     Changes in Securities and Use of Proceeds ......................................................   17

  3.     Defaults Upon Senior Securities.................................................................   17

  4.     Submission of Matters to a Vote of Security Holders.............................................   17

  5.     Other Information ..............................................................................   17

  6.     Exhibits and Reports on Form 8-K ...............................................................   17


                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)



                                                                           MARCH 31,     DECEMBER 31,
                                                                             2002           2001
                                                                         ------------   ------------
                                                                         (UNAUDITED)

                                 ASSETS
Current assets:
Cash and cash equivalents ............................................   $      1,570   $      5,395
Accounts receivable - trade, net .....................................         25,556         29,158
Inventories ..........................................................         19,440         19,225
Notes receivable, current portion ....................................            168            161
Deferred income taxes ................................................          4,354          4,673
Prepaids and other current assets ....................................          4,588          3,892
                                                                         ------------   ------------
     Total current assets ............................................         55,676         62,504

Property and equipment, net ..........................................         27,441         27,233
Notes receivable, less current portion ...............................          5,842          5,873
Goodwill, net ........................................................         98,700         99,260
Other intangible assets, net .........................................          3,850          4,298
Other assets .........................................................            940            560
                                                                         ------------   ------------

Total assets .........................................................   $    192,449   $    199,728
                                                                         ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade .............................................   $     10,917   $     16,229
Accrued expenses and other ...........................................         11,308         12,115
Current maturities of long-term debt .................................          4,765          5,307
                                                                         ------------   ------------
     Total current liabilities .......................................         26,990         33,651

Long-term debt, less current maturities ..............................         32,215         43,897
Other long-term liabilities ..........................................          2,205          2,455
Deferred income taxes ................................................          3,695          3,695

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding ..................             --             --
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 and 9,581,669 shares issued and outstanding at
        March 31, 2002 and December 31, 2001 .........................             11             10
     Warrants, 3,486,217 issued and outstanding ......................            938            938
     Additional paid-in capital ......................................        122,831        112,825
     Retained earnings ...............................................          3,564          2,257
                                                                         ------------   ------------
        Total stockholders' equity ...................................        127,344        116,030
                                                                         ------------   ------------

Total liabilities and stockholders' equity ...........................   $    192,449   $    199,728
                                                                         ============   ============


       The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         2002            2001
                                                     ------------    ------------
                                                             (UNAUDITED)

Sales:
    Products .....................................   $     27,946    $      8,627
    Services .....................................          8,464           4,765
                                                     ------------    ------------
                                                           36,410          13,392
Cost of sales:
    Products .....................................         20,494           5,287
    Services .....................................          5,230           3,272
                                                     ------------    ------------
                                                           25,724           8,559

Gross profit .....................................         10,686           4,833

Selling, general and administrative expenses .....          7,684           2,944
                                                     ------------    ------------

Income from operations ...........................          3,002           1,889

Interest expense .................................            800             982

Other (income) expense, net ......................            (11)             (2)
                                                     ------------    ------------

Income before provision for income taxes .........          2,213             909

Provision for income taxes .......................            906             452
                                                     ------------    ------------

Net income .......................................   $      1,307    $        457
                                                     ============    ============

Earnings per share:
    Basic ........................................   $        .14    $        .23
                                                     ============    ============
    Diluted ......................................   $        .14    $        .21
                                                     ============    ============

Weighted average common shares outstanding:
    Basic ........................................          9,626           1,971
                                                     ============    ============
    Diluted ......................................          9,626           2,742
                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                    2002            2001
                                                                                ------------    ------------
                                                                                        (UNAUDITED)


Cash flows from operating activities:
Net income ..................................................................   $      1,307    $        457
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ..........................................            953             876
     Amortization of deferred loan costs ....................................            212              18
     Deferred taxes .........................................................             85              10
     Amortization of stock compensation .....................................              7              --
   Changes in assets and liabilities, net of effect of purchase acquisitions:
       Accounts receivable - trade ..........................................          3,609          (1,574)
       Inventories ..........................................................           (119)           (833)
       Prepaids and other current assets ....................................           (467)           (281)
       Notes receivable .....................................................             24              --
       Other assets .........................................................           (380)            (32)
       Accounts payable - trade .............................................         (5,375)          1,283
       Accrued expenses and other ...........................................           (532)            104
                                                                                ------------    ------------

Net cash provided by (used in) operating activities .........................           (676)             28
                                                                                ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment ......................................           (949)         (1,089)
   Proceeds from sales of property and equipment ............................             28              54
                                                                                ------------    ------------
Net cash used in investing activities .......................................           (921)         (1,035)
                                                                                ------------    ------------

Cash flows from financing activities:
    Proceeds from long-term debt ............................................            370             915
    Net borrowings (repayments) under revolving credit facility .............        (11,000)            104
    Payments on long-term debt ..............................................         (1,594)           (294)
    Debt financing costs ....................................................             (4)            (17)
    Proceeds from sales of common stock to affiliate ........................         10,000              --
                                                                                ------------    ------------

Net cash provided by (used in) financing activities .........................         (2,228)            708
                                                                                ------------    ------------

Net decrease in cash and cash equivalents ...................................         (3,825)           (299)
Cash and cash equivalents, beginning of period ..............................          5,395           1,168
                                                                                ------------    ------------
Cash and cash equivalents, end of period ....................................   $      1,570    $        869
                                                                                ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     T-3 Energy Services, Inc. ("T-3") was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. Additionally, T-3 acquired O&M Equipment, Inc. and Preferred Industries, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000 and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, T-3 merged into Industrial Holdings, Inc. ("IHI") with IHI surviving the merger under the name T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting required that the Company carry forward T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the historical operating results presented herein include the historical operating results of T-3 prior to its merger with IHI. The results of operation for IHI are included in the operating results for T-3 from the date of merger. In connection with the merger at December 17, 2001, the Company implemented a one-for-ten reverse stock split of its common stock and common stock underlying existing warrants. Accordingly, all share amounts presented in this report have been restated to reflect this stock split.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc., and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified from previous periods to conform to the current presentation.

2. INVENTORIES

     Inventories consist of the following (dollars in thousands):



                                                          MARCH 31,    DECEMBER 31,
                                                            2002          2001
                                                        ------------   ------------
                                                         (UNAUDITED)

             Raw materials ..........................   $      3,884   $      4,995
             Work in process ........................          3,718          3,029
             Finished goods and component parts .....         11,838         11,201
                                                        ------------   ------------
                                                        $     19,440   $     19,225
                                                        ============   ============

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


3.   NEWLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Company implemented SFAS
No. 141 on July 1, 2001. The adoption of this standard had no effect on the Company's consolidated financial position or results of operations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002 and as a result, the Company will not amortize approximately $98.7 million of goodwill. The Company had recorded approximately $0.3 million of goodwill amortization during the three months ended March 31, 2001 for acquisitions that occurred prior to July 1, 2001. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill pursuant to SFAS No. 142 no later than June 30, 2002 and an annual impairment review thereafter. Management expects to complete the initial review during the second quarter of 2002 and currently does not expect to record an impairment charge upon completion of the review.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company implemented SFAS No. 144 on January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

4.   EARNINGS PER SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options using the treasury stock method.

                  T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2002 and 2001, as follows (in thousands except per share data):


                                                                        THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                    2002          2001
                                                               ------------   -------------
                                                                       (UNAUDITED)

Numerator:
   Net income ..............................................   $      1,307   $        457
   Interest on convertible debt, net of tax ................             --            119
                                                               ------------   ------------
   Net income before interest on convertible debt ..........   $      1,307   $        576
                                                               ============   ============

Denominator:
   Weighted average common shares outstanding -- basic .....          9,626          1,971
   Shares for convertible debt .............................             --            771
   Shares for dilutive stock options .......................             --             --
                                                               ------------   ------------
   Weighted average common shares outstanding and
     assumed conversions -- diluted ........................          9,626          2,742
                                                               ============   ============

Basic earnings per common share ............................   $        .14   $        .23
Diluted earnings per common share ..........................   $        .14   $        .21

     For 2002, there were 562,350 options and 3,486,217 warrants, and for 2001, there were 131,527 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

5.   REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Intersegment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States. Segment information for the three months ended March 31, 2002 and 2001 is as follows:







                                        PRESSURE
                                         CONTROL          PRODUCTS       DISTRIBUTION         CORPORATE       CONSOLIDATED
                                       ------------     ------------     ------------       ------------      ------------
                                                                         (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS)
             2002
Sales .......................          $     16,464     $     10,422     $      9,524       $         --      $     36,410
Depreciation and amortization                   556              225               90                 82               953
Income (loss) from operations                 3,009              477              635             (1,119)            3,002
Capital expenditures ........                   201              302                9                437               949
            2001
Sales .......................          $     11,999     $      1,393     $         --       $         --      $     13,392
Depreciation and amortization                   781               61               --                 34               876
Income (loss) from operations                 2,350               38               --               (499)            1,889
Capital expenditures ........                   798              117               --                174             1,089

                  T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                     RECONCILIATION OF PRODUCTS AND SERVICES
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                               2002              2001
                                                            ----------        ----------

Valves, chokes, actuators, blowout preventers,
     manifolds and wellhead equipment ..............        $   16,464        $   11,999
Pumps, electric motors and generators, specialty
     bolts and fasteners ...........................            10,422             1,393
Pipe, valves, stud bolts and gaskets ...............             9,524                --
                                                            ----------        ----------

Sales ..............................................        $   36,410        $   13,392
                                                            ==========        ==========

6.  STOCKHOLDERS' EQUITY

     On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The Company will use the proceeds to fund working capital, reduce borrowings and fund future acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the Company's historical results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

     On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock, including common stock underlying existing options and warrants. The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that the Company carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair market values, with any purchase consideration in excess of the fair market value of IHI's identifiable net assets treated as goodwill. The historical financial information presented in this Form 10-Q includes the historical financial position and operating results of T-3 prior to its merger with IHI. The operating results of IHI are included in the operating results of T-3 from the date of merger. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     On May 7, 2001, simultaneous with the signing of the initial merger agreement with IHI, the Company acquired A&B Bolt, a subsidiary of IHI, for $15.3 million in cash including merger expenses in a transaction accounted for using the purchase method of accounting. The results of operations of A&B Bolt have been included in the Company's operating results from the date of acquisition.

     The Company operates in three segments. The Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment. The Products segment manufactures and repairs pumps, electric motors and generators, manufactures specialty bolts and fasteners, fabricates equipment and components for use in the exploration and production of oil and gas and provides specialty machining for the repair and remanufacture of natural gas and diesel engines. The Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. The Company's products and services are sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region.

     Demand for the Company's products and services is dependent upon the oil and gas industry and the level of oil and gas exploration and production and related capital spending. The level of exploration and production is dependent on current and projected oil and natural gas prices. During the first half of 2001, oil and natural gas prices increased over 2000 levels and the rig count increased both in the United States and worldwide. However, in the second half of 2001 and continuing through the first quarter of 2002, natural gas prices have declined and United States and worldwide rig counts have decreased while oil prices have been volatile throughout that same time period. Because of these factors, the Company has experienced sales declines in the second half of 2001 that have continued through the first quarter of 2002. Management believes that continuing price uncertainty will impact near-term activity levels and that the current weakness in the market will continue through the second quarter of 2002.

RESULTS OF OPERATIONS OF T-3

     The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              2002               2001
                                                          ----------         ----------

Sales:
     Pressure Control ............................        $   16,464         $   11,999
     Products ....................................            10,422              1,393
     Distribution ................................             9,524                 --
                                                          ----------         ----------

                                                              36,410             13,392
                                                          ----------         ----------
Cost of sales:
     Pressure Control ............................            10,589              7,506
     Products ....................................             8,360              1,053
     Distribution ................................             6,775                 --
                                                          ----------         ----------

                                                              25,724              8,559
                                                          ----------         ----------
Gross profit:
     Pressure Control ............................             5,875              4,493
     Products ....................................             2,062                340
     Distribution ................................             2,749                 --
                                                          ----------         ----------

                                                              10,686              4,833
                                                          ----------         ----------
Selling, general and administrative expenses:
     Pressure Control ............................             2,866              2,143
     Products ....................................             1,585                302
     Distribution ................................             2,114                 --
     Corporate ...................................             1,119                499
                                                          ----------         ----------

                                                               7,684              2,944
                                                          ----------         ----------
Income (loss) from operations:
     Pressure Control ............................             3,009              2,350
     Products ....................................               477                 38
     Distribution ................................               635                 --
     Corporate ...................................            (1,119)              (499)
                                                          ----------         ----------

                                                          $    3,002         $    1,889
                                                          ==========         ==========


Three Months ended March 31, 2002 Compared with Three Months ended March 31,
2001

     Sales. On a consolidated basis, sales increased $23.0 million, or 172%, in 2002 compared to 2001. Sales increased across all segments as a result of the merger with IHI in December 2001. However, as a result of declining gas prices and rig count, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for all operating units across all segments have decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Sales for the Pressure Control segment increased $4.5 million, or 37%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was attributable to the merger with IHI in December 2001. However, on a pro forma basis, sales for each operating unit decreased for the three months ended March 31, 2002 compared to 2001.

     Sales for the Products segment increased $9.0 million, or 648% in 2002 compared to 2001. The increase in sales was attributable to the merger with IHI in December 2001. However, on a pro forma basis, sales for each operating unit decreased for the three months ended March 31, 2002 compared to 2001.

     Sales for the Distribution segment were $9.5 million for 2002. The Distribution segment was formed in May 2001 with the acquisition of A&B Bolt. Sales for A&B Bolt were $10.1 million on a pre-acquisition basis for the same quarter 2001.

     Cost of Sales. On a consolidated basis, cost of sales increased $17.2 million, or 201%, in 2002 compared to 2001. Gross profit margin was 29% in 2002 compared to 36% in 2001. The gross profit margin was lower on a consolidated basis in 2002 compared to 2001 because of a change in the mix of sales and, as sales have decreased on a pro forma basis, fixed costs have not decreased proportionally. The Pressure Control segment, which typically has the highest margins of all of the Company's segments, represented a smaller percentage of total sales (45% in 2002 compared to 90% in 2001). The Products and Distribution segments, which typically have lower margins than the Pressure Control segment, represented a larger percentage of total sales (55% in 2002 compared to 10% in 2001).

     Cost of sales for the Pressure Control segment increased $3.1 million, or 41%, in 2002 compared to 2001, primarily as a result of the increase in sales described above. Gross profit margin was 36% in 2002 compared to 37% in 2001. Gross profit margin decreased primarily because as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Products segment increased $7.3 million in 2002 from $1.1 million in 2001, primarily as a result of the merger with IHI in December 2001. Gross profit margin was 20% in 2002 compared to 24% in 2001. Gross profit margin decreased primarily because as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Distribution segment was $6.8 million in 2002. Gross profit margin was 29% in 2002. A&B Bolt's gross profit margin was 28% on a pre-acquisition basis for the three months ended March 31, 2001.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $4.7 million, or 161%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001.

     Selling, general and administrative expenses for the Pressure Control segment increased $.7 million, or 34%, in 2002 compared to 2001 primarily as a result of the merger with IHI in December 2001.

     Selling, general and administrative expenses for the Products segment increased $1.3 million, or 425% in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001.

     Selling, general and administrative expenses in the Distribution segment were $2.1 million in 2002. Selling, general and administrative expenses were $2.2 million for A&B Bolt on a pre-acquisition basis in the same quarter 2001.

     Selling, general and administrative expenses for the parent company operations increased $0.6 million, or 124%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff and related expenses resulting from the Company's growth.

     Interest Expense. On a consolidated basis, interest expense decreased $0.2 million or 19% in 2002 compared to 2001. In connection with the merger with IHI in December 2001, First Reserve Fund VIII converted $23 million in 12% convertible notes to equity. Additionally, in December 2001 the Company completed a comprehensive debt refinancing, lowering the Company's effective borrowing rate.

     Income Taxes. Income tax expense for 2002 was $0.9 million as compared to $0.5 million in 2001. The effective tax rate for 2002 was 41% compared to 50% in 2001. For 2001, the tax rate in excess of the combined federal and state statutory rates (approximately 39%) was primarily attributable to the nondeductible portion of meals and entertainment expenses and the nondeductible goodwill associated with the acquisitions made before July 1, 2001. However, as a result of the implementation of SFAS No. 142, beginning January 1, 2002, the Company no longer amortizes goodwill. As a result, the Company's effective tax rate decreased in 2002.

    Net Income. On a consolidated basis, net income was $1.3 million in 2002 compared with $0.5 million in 2001 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had working capital of $28.7 million, $21.3 million in availability under its revolving credit facility and stockholders' equity of $127.3 million. Historically, its principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and its principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. The Company has financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by Operating Activities. For 2002, net cash used by operating activities was $0.7 million compared to $.03 million provided by operating activities in 2001. Cash provided by operations decreased in 2002 as compared to 2001 as the Company used available cash to reduce trade payables associated with the IHI merger.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures. Investing activities used cash of $0.9 million in 2002 compared to $1.0 million in 2001. For 2002 and 2001, the Company made capital expenditures of approximately $0.9 million and $1.1 million, respectively.

     Net Cash Provided by Financing Activities. Sources of cash from financing activities include borrowings under the credit facilities and sales of equity securities. Financing activities used net cash of $2.2 million in 2002 and provided net cash of $0.7 million in 2001. During 2002, the Company had borrowings of $0.4 million under its credit facilities compared to $1.0 million during 2001. During 2002, the Company had principal payments of $12.6 million on its credit facilities and long-term debt compared to $0.3 million in 2001. During 2002, the Company had proceeds of $10.0 million from the sale of equity securities. These proceeds were used to reduce borrowings and will be used to fund working capital and future acquisitions.

     Principal Debt Instruments. As of March 31, 2002, the Company had an aggregate of $37.0 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. As of March 31, 2002, the Company had $21.3 million in availability under its revolving credit facility.

     The Company has a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. The Company also has a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The term loan is payable in equal quarterly installments of $0.8 million commencing March 31, 2002. The applicable interest rate of the senior credit facility is governed by the Company's trailing-twelve-month funded debt-to-EBITDA ratio, as defined, and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At March 31, 2002, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, its funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of March 31, 2002, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company's assets.

     The subordinated term loan bears interest at a fixed rate of 9.5% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.6%. The subordinated term loan provides, among other restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of its senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. As of March 31, 2002, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company's assets.

     Management believes that cash generated from operations and amounts available under its senior credit facility and from other sources of debt will be sufficient to fund existing operations, working capital needs, capital expenditure requirements and financing obligations.

     The Company intends to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of its senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, there can be no assurance that acquisition funds will be available at terms acceptable to the Company.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     Certain information in this Annual Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "expects," "projects," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

     The Company has based the forward-looking statements relating to its operations on its current expectations, and estimates and projections about the Company and about the industries in which it operates in general. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In addition, many of these forward-looking statements are based on assumptions about future events that may prove to be inaccurate. Actual outcomes and results may differ materially from what the Company has expressed or forecast in the forward-looking statements.

THE COMPANY WILL FACE SIGNIFICANT CHALLENGES IN INTEGRATING ITS OPERATIONS, AND, AS A RESULT, MAY NOT REALIZE THE BENEFITS OF CONSOLIDATION, SUCH AS REVENUE ENHANCEMENT THROUGH CROSS-SELLING OPPORTUNITIES, IMPROVED MARGINS AND CORPORATE COST REDUCTIONS.

     Integrating operations and personnel combined as part of the merger with IHI will be a complex process, and management cannot be certain that the integration will be completed in a timely manner or that the anticipated benefits of the merger will be achieved. Successful integration will require, among other things, the integration of finance, human resources, operations and marketing groups and the coordination of the Company's information systems. The diversion of management's attention and any difficulties encountered in this integration process could cause the disruption of, or a loss of momentum in, the activities of the Company's business.

BECAUSE THE COMPANY DEPENDS ON THE OIL AND GAS INDUSTRY, A DECLINE IN OIL AND GAS PRICES OR A DECREASE IN INDUSTRY ACTIVITY WILL NEGATIVELY IMPACT ITS PROFITS.

     The Company is, and will continue to be, dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

     o the level of production from known reserves;

     o the level of oil and gas inventories;

     o the cost of producing oil and gas;

     o the level of drilling activity;

     o worldwide economic activity; and

     o environmental regulation.

     If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for the Company's products will decline.

THE OILFIELD SERVICE INDUSTRY IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN A LOSS OF MARKET SHARE OR A DECREASE IN REVENUE OR PROFIT MARGINS.

     The oilfield service industry in which the Company operates is highly competitive. Many of its competitors have greater financial and other resources than it does. Each of its operating units is subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include price, quality and customer service. Strong competition may result in a loss of market share and a decrease in revenue and profit margins.

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

     The Company's business is affected by governmental regulations relating to its industry segments in general, as well as environmental and safety regulations that have specific application to its business. While management is not aware of any proposed or pending legislation, future legislation may have an adverse effect on its business, financial condition, results of operations or prospects.

     The Company is subject to various federal, state and local environmental laws, including those governing air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. The Company has in the past and will likely in the future incur expenditures to ensure compliance with environmental laws. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. Moreover, certain of our facilities have been in operation for many years and, over that time, the Company and other predecessor operators have generated and disposed of wastes that are or may be considered hazardous. Accordingly, although the Company has undertaken considerable efforts to comply with applicable laws, it is possible that environmental requirements or facts not currently known to management will require unanticipated efforts and expenditures that cannot be currently quantified.

THREE OF THE COMPANY'S DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR OFFICERS OF FIRST RESERVE CORPORATION. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN THE COMPANY'S OR ITS SHAREHOLDERS' BEST INTERESTS.

     Three of the Company's directors, Thomas A. Denison, Joseph R. Edwards and Ben A. Guill, are also current directors or officers of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of the Company regarding business dealings between First Reserve Corporation and the Company and other matters. The resolution of these conflicts may not always be in the Company's or its shareholders' best interests.

THE COMPANY HAS RENOUNCED ANY INTEREST IN SPECIFIED BUSINESS OPPORTUNITIES, AND FIRST RESERVE FUND VIII AND ITS DIRECTOR DESIGNEES ON THE COMPANY'S BOARD OF DIRECTORS GENERALLY WILL HAVE NO OBLIGATION TO OFFER THE COMPANY THOSE OPPORTUNITIES.

     First Reserve Fund VIII has investments in other oilfield service companies that compete with the Company, and First Reserve Corporation and its affiliates, other than T-3, may invest in other such companies in the future. The Company refers to First Reserve Corporation, its other affiliates and its portfolio companies as the First Reserve group. The Company's certificate of incorporation provides that, so long as First Reserve Corporation and its affiliates continue to own at least 20% of the Company's common stock, the Company renounces any interest in specified business opportunities. The Company's certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the First Reserve group, including any individual who also serves as First Reserve Fund VIII's director designee of the Company:

         o no member of the First Reserve group or any of those individuals will have any obligation to communicate or offer the opportunity to the Company; and

         o such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:

         o it was presented to a member of the First Reserve group in that person's capacity as a director or officer of T-3; or

         o the opportunity was identified solely through the disclosure of information by or on behalf of T-3.

These provisions of the Company's certificate of incorporation may be amended only by an affirmative vote of holders of at least 80% of its outstanding common stock. As a result of these charter provisions, the Company's future competitive position and growth potential could be adversely affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     The Company is exposed to some market risk due to the floating interest rate under its revolving credit facility and certain of its term debt. As of March 31, 2002, its revolving credit facility had a principal balance of $4.8 million and its variable long-term debt had a principal balance of $15.7 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.2 million annual increase in interest expense on the existing principal balances.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

       The Company is involved in various claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is not possible to currently determine the ultimate costs that may be incurred, the Company believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 27, 2002, the Company sold 1,000,000 shares of its common stock to its largest shareholder, First Reserve Fund VIII, for $10 million or $10 per share. The last reported closing price of the Company's common stock prior to the sale as quoted by Nasdaq National Market was $9.00 per share. The shares were issued in a transaction exempt from registration under Section 4 (2) of the Securities Act. The Company will use the proceeds from the sale of common stock to fund working capital, reduce borrowings and fund future acquisitions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS

         a.   Exhibits

              None

         b.   Reports on Form 8-K

              None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 13TH DAY OF MAY, 2002.

                                         T-3 ENERGY SERVICES, INC.

                                         By:  /s/ MICHAEL T. MINO
                                             ----------------------------------
                                              MICHAEL T. MINO (CHIEF FINANCIAL
                                                OFFICER AND VICE PRESIDENT)