Form 10-Q
period 2002-06-30
T-3 ENERGY SERVICES INC
filed 2002-08-13
CIK 879884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 13, 2002, the registrant had 10,581,669 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                     PART I

Item                                                                   Page
-----                                                                  ----

1. Financial Statements ..............................................   3

       Consolidated Balance Sheets as of June 30, 2002 and
       December 31, 2001 .............................................   3

       Consolidated Statements of Operations for the Three and
       Six Months Ended June 30, 2002 and 2001 .......................   4

       Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2002 and 2001 ..................................   5

       Notes to Consolidated Financial Statements ....................   6

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations .............................................  10

3. Quantitative and Qualitative Disclosures about Market Risk ........  18


                                     PART II

1. Legal Proceedings .................................................  19

2. Changes in Securities and Use of Proceeds .........................  19

3. Defaults Upon Senior Securities ...................................  19

4. Submission of Matters to a Vote of Security Holders ...............  19

5. Other Information .................................................  19

6. Exhibits and Reports on Form 8-K ..................................  19

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2002                 2001
                                                                                  ----                 ----
                                                                               (UNAUDITED)
                                 ASSETS
Current assets:
Cash and cash equivalents.........................................              $    2,226           $    5,395
Accounts receivable - trade, net..................................                  24,425               29,158
Inventories, net..................................................                  18,197               19,225
Notes receivable, current portion.................................                     431                  161
Deferred income taxes.............................................                   4,130                4,673
Prepaids and other current assets.................................                   4,150                3,892
                                                                                ----------           ----------
     Total current assets.........................................                  53,559               62,504

Property and equipment, net.......................................                  27,965               27,233
Notes receivable, less current portion............................                   5,704                5,873
Goodwill, net.....................................................                  98,345               98,498
Other intangible assets, net......................................                   4,233                5,060
Other assets......................................................                     578                  560
                                                                                ----------           ----------

Total assets......................................................              $  190,384           $  199,728
                                                                                ==========           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade..........................................              $   11,031           $   16,229
Accrued expenses and other........................................                   9,198               12,115
Current maturities of long-term debt..............................                   4,382                5,307
                                                                                ----------           ----------
     Total current liabilities....................................                  24,611               33,651

Long-term debt, less current maturities...........................                  31,300               43,897
Other long-term liabilities.......................................                   1,441                2,455
Deferred income taxes.............................................                   4,280                3,695

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding...............                     ---                  ---
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 and 9,581,669 shares issued and outstanding at
        June 30, 2002 and December 31, 2001 ......................                      11                   10
     Warrants, 3,486,217 issued and outstanding  .................                     938                  938
     Additional paid-in capital...................................                 122,837              112,825
     Retained earnings............................................                   4,966                2,257
                                                                                ----------           ----------
        Total stockholders' equity................................                 128,752              116,030
                                                                                ----------           ----------

Total liabilities and stockholders' equity........................              $  190,384           $  199,728
                                                                                ==========           ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS                  SIX MONTHS
                                                               ENDED JUNE 30,               ENDED JUNE 30,
                                                             2002          2001          2002           2001
                                                             ----          ----          ----           ----
Sales:
    Products.....................................          $  28,753      $  16,981     $  56,699     $  25,608
    Services.....................................              8,483          5,134        16,947         9,899
                                                           ---------      ---------     ---------     ---------
                                                              37,236         22,115        73,646        35,507
Cost of sales:
    Products.....................................             20,534         11,544        41,028        16,831
    Services.....................................              5,625          3,272        10,855         6,544
                                                           ---------      ---------     ---------     ---------
                                                              26,159         14,816        51,883        23,375

Gross profit.....................................             11,077          7,299        21,763        12,132

Selling, general and administrative expenses.....              7,985          4,631        15,669         7,557
                                                           ---------      ---------     ---------     ---------

Income from operations...........................              3,092          2,668         6,094         4,575

Interest expense.................................                871          1,240         1,851         2,241

Interest income..................................                171             --           351             1

Other (income) expense, net......................                (29)             2           (40)           --
                                                           ----------     ---------     ----------    ---------

Income before provision for income taxes.........              2,421          1,426         4,634         2,335

Provision for income taxes.......................              1,019            710         1,925         1,162
                                                           ---------      ---------     ---------     ---------

Net income.......................................          $   1,402      $     716     $   2,709     $   1,173
                                                           =========      =========     =========     =========

Earnings per share:
    Basic........................................          $     .13      $     .36     $     .27     $     .59
                                                           =========      =========     =========     =========
    Diluted......................................          $     .13      $     .28     $     .27     $     .50
                                                           =========      =========     =========     =========

Weighted average common shares outstanding:
    Basic........................................             10,582          1,980        10,107         1,976
                                                           =========      =========     =========     =========
    Diluted......................................             10,582          3,425        10,107         3,096
                                                           =========      =========     =========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                        2002             2001
                                                                                        ----             ----
Cash flows from operating activities:
Net income.................................................................           $    2,709      $    1,173
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.........................................                1,857           1,898
     Amortization of deferred loan costs...................................                  422              77
     Deferred taxes........................................................                  910              82
     Amortization of stock compensation....................................                   13              22
   Changes in assets and liabilities, net of effect of purchase acquisitions:
       Accounts receivable - trade, net....................................                4,701          (2,648)
       Inventories, net....................................................                  930          (1,990)
       Prepaids and other current assets...................................                 (148)           (375)
       Notes receivable....................................................                 (101)             --
       Other assets........................................................                  (18)           (644)
       Accounts payable - trade............................................               (5,261)          1,941
       Accrued expenses and other..........................................               (3,608)          1,290
                                                                                      -----------     ----------

Net cash provided by operating activities..................................                2,406             826
                                                                                      ----------      ----------

Cash flows from investing activities:
   Purchases of property and equipment.....................................               (2,142)         (1,855)
   Proceeds from sales of property and equipment...........................                   95              56
   Cash consideration paid for acquisitions, net of cash acquired..........                   --         (15,300)
                                                                                      ----------      -----------

Net cash used in investing activities......................................               (2,047)        (17,099)
                                                                                      ----------      ----------

Cash flows from financing activities:
    Proceeds from long-term debt...........................................                  394          15,915
    Net borrowings (repayments) under revolving credit facility............              (10,748)          1,575
    Payments on long-term debt.............................................               (3,168)           (718)
    Debt financing costs...................................................                   (6)           (116)
    Proceeds from sales of common stock....................................               10,000             140
                                                                                      ----------      ----------

Net cash provided by (used in) financing activities........................               (3,528)         16,796
                                                                                      -----------     ----------

Net decrease in cash and cash equivalents..................................               (3,169)            523
Cash and cash equivalents, beginning of period.............................                5,395           1,168
                                                                                      ----------      ----------
Cash and cash equivalents, end of period...................................           $    2,226      $    1,691
                                                                                      ==========      ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest...........................................................           $    1,255      $    1,251
                                                                                      ==========      ==========
        Income taxes.......................................................           $    2,277      $      290
                                                                                      ==========      ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     T-3 Energy Services, Inc. ("T-3") was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. Additionally, T-3 acquired O&M Equipment, Inc. and Preferred Industries, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000 and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, T-3 merged into Industrial Holdings, Inc. ("IHI") with IHI surviving the merger under the name T-3 Energy Services, Inc. ("the Company"). The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting required that the Company carry forward T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the historical operating results presented herein include the historical operating results of T-3 prior to its merger with IHI. The results of operations for IHI are included in the operating results for T-3 from the date of merger. In connection with the merger at December 17, 2001, the Company implemented a one-for-ten reverse stock split of its common stock and common stock underlying existing warrants. Accordingly, all share amounts presented in this report have been restated to reflect this stock split.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc., and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified from previous periods to conform to the current presentation.

2.   PRO FORMA INFORMATION

     If the 2001 purchase business combinations described in Note 1 had occurred on January 1, 2001, pro forma unaudited sales, net income and basic and diluted net income per share would have been $93.8 million, $4.9 million, and $0.52 and $0.51 for the six months ended June 30, 2001. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the purchases been made at January 1, 2001.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3.   INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2002             2001
                                                                    --------------    ---------
                                                                      (UNAUDITED)
             Raw materials...................................       $  4,374          $  4,995
             Work in process.................................          3,276             3,029
             Finished goods and component parts..............         10,547            11,201
                                                                    --------          --------
                                                                    $ 18,197          $ 19,225
                                                                    ========          ========

4.   NEWLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of this standard had no effect on the Company's consolidated financial position or results of operations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002 and as a result, the Company will not amortize approximately $98 million of goodwill. The Company had recorded approximately $0.6 million and $0.9 million of goodwill amortization during the three and six months ended June 30, 2001 for acquisitions that occurred prior to July 1, 2001. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill pursuant to SFAS No.142 no later than June 30, 2002 and an annual impairment review thereafter. Management completed the initial review during the second quarter of 2002 and no impairment charge was necessary as of the January 1, 2002 valuation.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4, and is no longer

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. There will be no material impact on the Company's consolidated balance sheets or consolidated statements of operations upon adoption of SFAS No. 145.

5.   EARNINGS PER SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2002 and 2001, as follows (in thousands except per share data):

                                                                                    (UNAUDITED)
                                                                                    THREE MONTHS
                                                                                    ENDED JUNE 30,
                                                                                 2002           2001
                                                                             -----------    --------
      Numerator:
         Net income...................................................        $   1,402      $     716
         Interest on convertible debt, net of tax.....................               --            258
                                                                              ---------      ---------
         Net income before interest on convertible debt...............        $   1,402      $     974
                                                                              =========      =========

      Denominator:
         Weighted average common shares outstanding -- basic..........           10,582          1,980
         Shares for convertible debt..................................               --          1,422
         Shares for dilutive stock options............................               --             23
                                                                              ---------      ---------
         Weighted average common shares outstanding and
           Assumed conversions -- diluted.............................           10,582          3,425
                                                                              =========      =========

      Basic earnings per common share ................................        $     .13      $     .36
      Diluted earnings per common share ..............................        $     .13      $     .28


                                                                                    (UNAUDITED)
                                                                                    SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                                 2002           2001
                                                                             -----------    --------
      Numerator:
         Net income...................................................        $   2,709      $   1,173
         Interest on convertible debt, net of tax.....................               --            378
                                                                              ---------      ---------
         Net income before interest on convertible debt...............        $   2,709      $   1,551
                                                                              =========      =========

      Denominator:
         Weighted average common shares outstanding -- basic..........           10,107          1,976
         Shares for convertible debt..................................               --          1,108
         Shares for dilutive stock options............................               --             12
                                                                              ---------      ---------
         Weighted average common shares outstanding and
           Assumed conversions -- diluted.............................           10,107          3,096
                                                                              =========      =========

      Basic earnings per common share ................................        $     .27      $     .59
      Diluted earnings per common share ..............................        $     .27      $     .50


     For 2002, there were 525,779 options and 3,486,217 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and six

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

months ended June 30, 2001, there were 4,316 and 9,397 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.   REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States. Segment information for the three and six months ended June 30, 2002 and 2001 is as follows:


                                                                (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
                                           PRESSURE
                                           CONTROL     PRODUCTS     DISTRIBUTION  CORPORATE     CONSOLIDATED
                                           --------    --------     ------------  ---------     ------------
THREE MONTHS ENDED JUNE 30:
             2002
Sales ...............................    $  17,770    $  10,534      $  8,932     $     --       $  37,236
Depreciation and amortization........          487          239            79           99             904
Income (loss) from operations........        3,665          203           438       (1,214)          3,092
Capital expenditures.................          513          202            80          397           1,192
             2001
Sales ...............................    $  12,469    $   1,458      $  8,188     $     --       $  22,115
Depreciation and amortization........          816           70            95           41           1,022
Income (loss) from operations........        2,568            3           665         (568)          2,668
Capital expenditures.................          424           55            94          193             766

SIX MONTHS ENDED JUNE 30:
             2002
Sales ...............................    $  34,234    $  20,956      $ 18,456     $     --       $  73,646
Depreciation and amortization........        1,043          464           169          181           1,857
Income (loss) from operations........        6,674          680         1,073       (2,333)          6,094
Capital expenditures.................          714          505            89          834           2,142
             2001
Sales ...............................    $  24,468    $   2,851      $  8,188     $     --       $  35,507
Depreciation and amortization........        1,597          131            95           75           1,898
Income (loss) from operations........        4,937           41           665       (1,068)          4,575
Capital expenditures.................        1,234          172            94          355           1,855



7.   STOCKHOLDERS' EQUITY

     On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The proceeds were used to fund working capital and reduce bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the Company's historical results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

     On May 7, 2001, simultaneous with the signing of the merger agreement with IHI, the Company acquired A&B Bolt, a subsidiary of IHI, for $15.3 million in cash including merger expenses in a transaction accounted for using the purchase method of accounting. The results of operations of A&B Bolt have been included in the Company's operating results from the date of acquisition.

     On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("Former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined Company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock, including common stock underlying existing options and warrants. The merger was treated for accounting purposes as a purchase of IHI by Former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that the Company carry forward Former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair market values, with any excess of the fair market value of the purchase consideration in excess of the fair market value of IHI's identifiable net assets treated as goodwill. The historical financial data presented in this Form 10-Q includes the historical financial condition and operating results of Former T-3 prior to its merger with IHI. The operating results of IHI are included in the operating results of T-3 from the date of merger.

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

     Demand for the Company's products and services is dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production is dependent on current and projected oil and natural gas prices. During the first half of 2001, oil and natural gas prices increased over 2000 levels and the rig count increased both in the United States and worldwide. However, in the second half of 2001 and continuing through the first quarter of 2002, natural gas prices declined and North American and worldwide rig counts decreased while oil prices were volatile throughout that same time period. Natural gas prices began to rise somewhat late in the second quarter of 2002. In addition, the North American drilling rig count stabilized in the second quarter and has increased subsequent to June 30, 2002. Because of these factors, the Company has experienced sales declines in the second half of 2001 that continued through the first quarter of 2002, with sales remaining flat during the second quarter of 2002. Management believes that continuing price uncertainty will impact near-term activity levels, but is optimistic, given the most recent trends in prices and North American drilling rig counts, that an upswing in activity may occur in the latter half of the year.

RESULTS OF OPERATIONS OF T-3

     The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):


                                                            THREE MONTHS                       SIX MONTHS
                                                            ENDED JUNE 30,                    ENDED JUNE 30,
                                                        2002             2001            2002             2001
                                                        ----             ----            ----             ----
Sales:
     Pressure Control..........................       $   17,770       $   12,469      $   34,234      $   24,468
     Products..................................           10,534            1,458          20,956           2,851
     Distribution..............................            8,932            8,188          18,456           8,188
                                                      ----------       ----------      ----------      ----------

                                                          37,236           22,115          73,646          35,507
                                                      ----------       ----------      ----------      ----------
Cost of sales:
     Pressure Control..........................           11,189            7,678          21,778          15,184
     Products..................................            8,523            1,157          16,883           2,210
     Distribution..............................            6,447            5,981          13,222           5,981
                                                      ----------       ----------      ----------      ----------

                                                          26,159           14,816          51,883          23,375
                                                      ----------       ----------      ----------      ----------
Gross profit:
     Pressure Control..........................            6,581            4,791          12,456           9,284
     Products..................................            2,011              301           4,073             641
     Distribution..............................            2,485            2,207           5,234           2,207
                                                      ----------       ----------      ----------      ----------

                                                          11,077            7,299          21,763          12,132
                                                      ----------       ----------      ----------      ----------
Selling, general and administrative expenses:
     Pressure Control..........................            2,916            2,223           5,782           4,347
     Products..................................            1,808              298           3,393             600
     Distribution..............................            2,047            1,542           4,161           1,542
     Corporate.................................            1,214              568           2,333           1,068
                                                      ----------       ----------      ----------      ----------

                                                           7,985            4,631          15,669           7,557
                                                      ----------       ----------      ----------      ----------
Income (loss) from operations:
     Pressure Control..........................            3,665            2,568           6,674           4,937
     Products..................................              203                3             680              41
     Distribution..............................              438              665           1,073             665
     Corporate.................................           (1,214)            (568)         (2,333)         (1,068)
                                                      ----------       ----------      ----------      ----------

                                                      $    3,092       $    2,668      $    6,094      $    4,575
                                                      ==========       ==========      ==========      ==========


Three Months ended June 30, 2002 Compared with Three Months ended June 30, 2001

     Sales. On a consolidated basis, sales increased $15.1 million, or 68%, in 2002 compared to 2001. Sales increased across all segments as a result of the merger with IHI in December 2001 and the acquisition of A&B in May 2001. However, as a result of declining gas prices and North American drilling rig counts, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for all operating units across all segments have decreased for the three months ended June 30, 2002, compared to the three months ended June 30, 2001.

     Sales for the Pressure Control segment increased $5.3 million, or 43%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased for the three months ended June 30, 2002 compared to 2001.

     Sales for the Products segment increased $9.0 million, or 623%, in 2002 compared to 2001. This sales increase was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased for the three months ended June 30, 2002 compared to 2001.

     Sales for the Distribution segment were $8.9 million for 2002. The Distribution segment was formed in May 2001 with the acquisition of A&B Bolt. Sales for A&B Bolt were $12.1 million for the same quarter 2001. The 26% decrease in sales (on a pro forma basis) from the second quarter of 2001 is primarily due to the decline in North American drilling rig activity.

     Cost of Sales. On a consolidated basis, cost of sales increased $11.3 million, or 77%, in 2002 compared to 2001. Gross profit margin was 30% in 2002 compared to 33% in 2001. Gross profit margin was lower on a consolidated basis in 2002 compared to 2001 because of a change in the mix of sales and, as sales decreased, fixed costs did not decrease proportionally. The Pressure Control segment, which typically has the highest margins of all of the segments, represented a smaller percentage of total sales (48% in 2002 compared to 56% in 2001). The Products and Distribution segments, which typically have lower margins than the Pressure Control segment, represented a larger percentage of total sales (52% in 2002 compared to 44% in 2001).

     Cost of sales for the Pressure Control segment increased $3.5 million, or 46%, in 2002 compared to 2001, primarily as a result of the increase in sales described above. Gross profit margin was 37% in 2002 compared to 38% in 2001. Gross profit margin decreased primarily because as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Products segment increased $7.4 million in 2002 from $1.2 million in 2001, primarily as a result of the merger with IHI in December 2001. Gross profit margin was 19% in 2002 compared to 21% in 2001. Gross profit margin decreased primarily because as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Distribution segment was $6.4 million in 2002. Gross profit margin was 28% in 2002. On a pro forma basis, A&B Bolt's gross profit margin was 27% for the three months ended June 30, 2001.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $3.4 million, or 72%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.4 million. Selling, general and administrative expenses as a percentage of sales were 21% for both 2002 and 2001.

     Selling, general and administrative expenses for the Pressure Control segment increased $0.7 million, or 31%, in 2002 compared to 2001 primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.4 million. As a percentage of sales, selling, general and administrative expenses remained comparable at 16% in 2002 and 18% in 2001.

     Selling, general and administrative expenses for the Products segment increased $1.5 million, or 507%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. As a percentage of sales, selling, general and administrative expenses decreased from 20% in 2001 to 17% in 2002. In 2002, the combined operating units have lower selling, general and administrative cost structures than in 2001.

     Selling, general and administrative expenses in the Distribution segment were $2.0 million in 2002. Selling, general and administrative expenses were $2.3 million for A&B Bolt in the same quarter 2001. However, as a percentage of sales, selling, general and administrative expenses were 23% in 2002 compared to 19% in 2001. This increase is attributable to a decline in sales due to market conditions while fixed costs remained relatively constant.

     Selling, general and administrative expenses for Corporate operations increased $0.6 million, or 114%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff and related expenses resulting from the Company's growth and the costs associated with being a publicly traded company.

     Interest Expense. On a consolidated basis, interest expense decreased $0.4 million or 30% in 2002 compared to 2001. In connection with the merger with IHI in December 2001, First Reserve Fund VIII converted $24 million in 12% convertible notes to equity. Additionally, the Company completed a comprehensive debt refinancing, lowering the Company's effective borrowing rate. On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The proceeds from this sale were used to pay down debt.

     Interest Income. Interest income in 2002 was generated from seller notes receivable that arose in conjunction with the disposal by IHI of several business units just prior to the completion of the merger. Interest income in 2001 was not material.

     Income Taxes. Income tax expense for 2002 was $1.0 million compared to $0.7 million in 2001. The effective tax rate for 2002 was 42% compared to 50% in 2001. For 2001, the tax rate in excess of the combined federal and state statutory rates (approximately 39%) was primarily attributable to the nondeductible portion of meals and entertainment expenses and the nondeductible amortization of goodwill associated with the acquisitions made before July 1, 2001. However, as a result of the implementation of SFAS No. 142, beginning January 1, 2002, the Company no longer amortizes goodwill. As a result, the Company's effective tax rate decreased in 2002.

     Net Income. On a consolidated basis, net income was $1.4 million in 2002 compared with $0.7 million in 2001 as a result of the foregoing factors.

Six Months ended June 30, 2002 Compared with Six Months ended June 30, 2001

     Sales. On a consolidated basis, sales increased $38.1 million, or 107%, in 2002 compared to 2001. Sales increased across all segments as a result of the merger with IHI in December 2001. However, as a result of declining gas prices and North American drilling rig counts, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for all operating units across all segments have decreased for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

     Sales for the Pressure Control segment increased $9.8 million, or 40%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased for the six months ended June 30, 2002 compared to 2001.

     Sales for the Products segment increased $18.1 million, or 635%, in 2002 compared to 2001. This sales increase was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased for the six months ended June 30, 2002 compared to 2001.

     Sales for the Distribution segment were $18.5 million for 2002. The Distribution segment was formed in May 2001 with the acquisition of A&B Bolt. Sales for A&B Bolt were $22.4 million for the same six-month period in 2001. The 17% decrease in sales (on a pro forma basis) from 2001 is primarily due to the decline in North American drilling rig activity.

     Cost of Sales. On a consolidated basis, cost of sales increased $28.5 million, or 122%, in 2002 compared to 2001. Gross profit margin was 30% in 2002 compared to 34% in 2001. Gross profit margin was lower on a consolidated basis in 2002 compared to 2001 because of a change in the mix of sales and, as sales have decreased, fixed costs have not decreased proportionally. The Pressure Control segment, which typically has the highest margins of all of our segments, represented a smaller percentage of total sales (46% in 2002 compared to 69% in 2001). The Products and Distribution segments, which typically have lower margins than the Pressure Control segment, represented a larger percentage of total sales (54% in 2002 compared to 31% in 2001).

     Cost of sales for the Pressure Control segment increased $6.6 million, or 43%, in 2002 compared to 2001, primarily as a result of the increase in sales described above. Gross profit margin was 36% in 2002 compared to 38% in 2001. Gross profit margin decreased primarily because as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Products segment increased $14.7 million in 2002 from $2.2 million in 2001, primarily as a result of the merger with IHI in December 2001. Gross profit margin was 19% in 2002 compared to 22% in 2001. Gross profit margin decreased primarily because as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Distribution segment was $13.2 million in 2002. Gross profit margin was 28% in 2002. A&B Bolt's gross profit margin was 27% for the six months ended June 30, 2001.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $8.1 million in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.9 million. Selling, general and administrative expenses as a percentage of sales were 21% for both 2002 and 2001.

     Selling, general and administrative expenses for the Pressure Control segment increased $1.4 million in 2002 compared to 2001 primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.7 million. As a percentage of sales, selling, general and administrative expenses remained comparable at 18% in 2002 and 17% in 2001.

     Selling, general and administrative expenses for the Products segment increased $2.8 million in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.2 million. As a percentage of sales, selling, general and administrative expenses decreased from 21% in 2001 to 16% in 2002. In 2002, the combined operating units have lower selling, general and administrative cost structures than in 2001.

     Selling, general and administrative expenses in the Distribution segment were $4.2 million in 2002. On a pro forma basis, Selling, general and administrative expenses were $4.4 million for A&B Bolt in the same quarter 2001. However, as a percentage of sales, selling, general and administrative expenses were 23% in 2002 compared to 19% in 2001. This increase is attributable to a decline in sales due to market conditions while fixed costs remained relatively constant.

     Selling, general and administrative expenses for Corporate operations increased $1.3 million, or 118%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff and related expenses resulting from the Company's growth and the costs associated with being a publicly traded company.

     Interest Expense. On a consolidated basis, interest expense decreased $0.4 million or 17% in 2002 compared to 2001. In connection with the merger with IHI in December 2001, First Reserve Fund VIII converted $24 million in 12% convertible notes to equity. Additionally, the Company completed a comprehensive debt refinancing, lowering the Company's effective borrowing rate. On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The proceeds from this sale were used to pay down debt.

     Interest Income. Interest income in 2002 was generated from seller notes receivable that arose in conjunction with the disposal by IHI of several business units just prior to the completion of the merger. Interest income in 2001 was not material.

     Income Taxes. Income tax expense for 2002 was $1.9 million compared to $1.2 million in 2001. The effective tax rate for 2002 was 42% compared to 50% in 2001. For 2001, the tax rate in excess of the combined federal and state statutory rates (approximately 39%) was primarily attributable to the nondeductible portion of meals and entertainment expenses and the nondeductible amortization of goodwill associated with the acquisitions made before July 1, 2001. However, as a result of the implementation of SFAS No. 142, beginning January 1, 2002, the Company no longer amortizes goodwill. As a result, the Company's effective tax rate decreased in 2002.

     Net Income. On a consolidated basis, net income was $2.7 million in 2002 compared with $1.2 million in 2001 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had working capital of $28.9 million, current maturities of long-term debt of $4.4 million, long-term debt of $31.3 million and stockholders' equity of $128.8 million. Historically, its principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and its principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. The Company has financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by Operating Activities. For 2002, net cash provided by operating activities was $2.4 million compared to $0.8 million in 2001. Cash provided by operations increased in 2002 as compared to 2001 because of an increase in positive adjustments to net income for non-cash expenses, primarily deferred taxes and amortization of deferred loan costs, offset by a net decrease in cash provided by working capital accounts, primarily due to a reduction in accounts payable and accrued liabilities.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $2.0 million in 2002 compared to $17.1 million in 2001. For 2002 and 2001, the Company made capital expenditures of approximately $2.1 million and $1.9 million, respectively.

     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities include borrowings under the credit facilities and sales of equity securities. Financing activities used net cash of $3.5 million in 2002 and provided net cash of $16.8 million in 2001. During 2002, the Company had borrowings of $0.4 million under its credit facilities and long-term debt compared to $17.5 million during 2001. During 2002, the Company had principal payments of $13.9 million on its credit facilities and long-term debt compared to $0.7 million in 2001. During 2002, the Company had proceeds of $10.0 million from the sale of equity securities. These proceeds were used to reduce debt.

     Principal Debt Instruments. As of June 30, 2002, the Company had an aggregate of $35.7 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. As of June 30, 2002, the Company had $19.8 million in availability under its revolving credit facility; however, as a result of the funded debt-to-EBITDA ratio covenant, the Company's actual availability was limited to $4.1 million.

     The Company has a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. The Company also has a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The term loan is payable in equal quarterly installments of $0.8 million commencing March 31, 2002. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At June 30, 2002, the senior credit facility bore interest at libor plus 2.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, its funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of June 30, 2002, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company's assets.

     The subordinated term loan bears interest at a fixed rate of 9.5% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.6%. The subordinated term loan provides, among other restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of its senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. As of June 30, 2002, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company's assets.

     Management believes that cash generated from operations and amounts available under its senior credit facility and from other sources of debt will be sufficient to fund existing operations, working capital needs, capital expenditure requirements and financing obligations. Management also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

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

THE COMPANY WILL RENOUNCE ANY INTEREST IN SPECIFIED BUSINESS OPPORTUNITIES, AND FIRST RESERVE FUND VIII AND ITS DIRECTOR DESIGNEES ON THE COMPANY'S BOARD OF DIRECTORS GENERALLY WILL HAVE NO OBLIGATION TO OFFER THE COMPANY THOSE OPPORTUNITIES.

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

     The Company is exposed to some market risk due to the floating interest rate under its revolving credit facility and certain of its term debt. As of June 30, 2002, its revolving credit facility had a principal balance of $5.1 million and its variable long-term debt had a principal balance of $14.9 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.2 million annual increase in interest expense on the existing principal balances.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to currently determine the ultimate costs that my be incurred, the Company believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Annual Meeting of Shareholders of the Company was held May 29, 2002.

     b. The following person was elected at that meeting as a Class I director to serve until his successor is elected and qualified:

        Name of Nominee                       Number of Votes
        ---------------                       ---------------
                                            For          Withheld
                                            ---          --------
        Joel V. Staff                   9,488,942         668,853

     c. The 2002 Stock Incentive Plan was approved by the shareholders as follows:

        For             Against           Abstain         Broker Non-Votes
        ---             -------           -------         ----------------
     8,727,141          772,332            2,595              655,727

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     a. Exhibits

    Exhibit Number   Identification of Exhibit
    --------------   -------------------------

         99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

         99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

     d. Reports on Form 8-K

          On June 29, 2002, the Company filed a current report on Form 8-K dated June 24, 2002 disclosing in Item 4 that the Company had dismissed Arthur Andersen LLP and appointed Ernst & Young LLP as its independent auditors for fiscal year 2002.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 13TH DAY OF AUGUST, 2002.

                                        T-3 ENERGY SERVICES, INC.

                                        By: /s/ STEVEN J. BRADING
                                        ----------------------------------------
                                        STEVEN J. BRADING (CHIEF FINANCIAL
                                        OFFICER AND VICE PRESIDENT)

                                        By: /s/ MICHAEL T. MINO
                                        ----------------------------------------
                                        MICHAEL T. MINO (CORPORATE
                                        CONTROLLER AND VICE PRESIDENT)

                                 EXHIBITS INDEX


        Exhibit
        Number      Identification of Exhibit
        -------     -------------------------

         99.1       Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                    Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
                    (Chief Executive Officer)

         99.2       Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                    Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
                    (Chief Financial Officer)