Form 10-Q
period 2002-09-30
T-3 ENERGY SERVICES INC
filed 2002-11-05
CIK 879884

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At November 5, 2002, the registrant had 10,581,669 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-Q


Item                                                                                           Page
----                                                                                           ----
                                     PART I


  1.     Financial Statements.................................................................    3

              Consolidated Balance Sheets as of September 30, 2002 and
                December 31, 2001.............................................................    3
              Consolidated Statements of Operations for the Three and Nine Months Ended
                September 30, 2002 and 2001...................................................    4
              Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2002 and 2001...................................................    5
              Notes to Consolidated Financial Statements......................................    6

  2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................   10

  3.     Quantitative and Qualitative Disclosures about Market Risk...........................   19

  4.     Controls and Procedures..............................................................   19


                                     PART II

  1.     Legal Proceedings....................................................................   20

  2.     Changes in Securities and Use of Proceeds ...........................................   20

  3.     Defaults Upon Senior Securities......................................................   20

  4.     Submission of Matters to a Vote of Security Holders..................................   20

  5.     Other Information ...................................................................   20

  6.     Exhibits and Reports on Form 8-K ....................................................   20

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except for share amounts)

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            2002                2001
                                                                            ----                ----
                                                                         (UNAUDITED)
                                 ASSETS
Current assets:
Cash and cash equivalents.........................................       $   4,375           $   5,395
Accounts receivable - trade, net..................................          20,882              29,158
Inventories, net..................................................          19,159              19,225
Notes receivable, current portion.................................             472                 161
Deferred income taxes.............................................           3,419               4,673
Prepaids and other current assets.................................           2,422               3,892
                                                                         ---------           ---------
     Total current assets.........................................          50,729              62,504

Property and equipment, net.......................................          28,719              27,233
Notes receivable, less current portion............................           5,345               5,873
Goodwill, net.....................................................          98,279              98,498
Other intangible assets, net......................................           3,880               5,060
Other assets......................................................             550                 560
                                                                         ---------           ---------

Total assets......................................................       $ 187,502           $ 199,728
                                                                         =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade..........................................       $  11,967           $  16,229
Accrued expenses and other........................................           8,345              12,115
Current maturities of long-term debt..............................           3,694               5,307
                                                                         ---------           ---------
     Total current liabilities....................................          24,006              33,651

Long-term debt, less current maturities...........................          28,137              43,897
Other long-term liabilities.......................................           1,231               2,455
Deferred income taxes.............................................           4,305               3,695

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding...............             ---                 ---
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 and 9,581,669 shares issued and outstanding at
        September 30, 2002 and December 31, 2001 .................              11                  10
     Warrants, 3,486,217 issued and outstanding  .................             938                 938
     Additional paid-in capital...................................         122,843             112,825
     Retained earnings............................................           6,031               2,257
                                                                         ---------           ---------
        Total stockholders' equity................................         129,823             116,030
                                                                         ---------           ---------

Total liabilities and stockholders' equity........................       $ 187,502           $ 199,728
                                                                         =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands except per share amounts)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                        2002          2001          2002         2001
                                                        ----          ----          ----         ----
Sales:
    Products.....................................     $ 28,051      $ 20,860     $  84,750     $ 46,468
    Services.....................................        7,261         5,781        24,208       15,680
                                                      --------      --------     ---------     --------
                                                        35,312        26,641       108,958       62,148
Cost of sales:
    Products.....................................       20,003        14,345        61,031       31,176
    Services.....................................        5,136         3,960        15,991       10,504
                                                      --------      --------     ---------     --------
                                                        25,139        18,305        77,022       41,680

Gross profit.....................................       10,173         8,336        31,936       20,468

Selling, general and administrative expenses.....        7,890         5,220        23,559       12,777
                                                      --------      --------     ---------     --------

Income from operations...........................        2,283         3,116         8,377        7,691

Interest expense.................................          839         1,368         2,690        3,610

Interest income..................................          168             1           519            3

Other (income) expense, net......................          (25)            6           (65)           6
                                                      ---------     --------     ----------    --------

Income before provision for income taxes.........        1,637         1,743         6,271        4,078

Provision for income taxes.......................          572           734         2,497        1,896
                                                      --------      --------     ---------     --------

Net income.......................................     $  1,065      $  1,009     $   3,774     $  2,182
                                                      ========      ========     =========     ========

Earnings per share:
    Basic........................................     $    .10      $    .51     $     .37     $    .96
                                                      ========      ========     =========     ========
    Diluted......................................     $    .10      $    .36     $     .37     $    .90
                                                      ========      ========     =========     ========

Weighted average common shares outstanding:
    Basic........................................       10,582         1,984        10,267        2,271
                                                      ========      ========     =========     ========
    Diluted......................................       10,582         3,899        10,268        3,304
                                                      ========      ========     =========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                  2002           2001
                                                                                  ----           ----
Cash flows from operating activities:
Net income.................................................................     $  3,774      $  2,182
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.........................................        2,761         2,898
     Amortization of deferred loan costs...................................          638           119
     Deferred taxes........................................................        1,457            (8)
     Amortization of stock compensation....................................           19            24
   Changes in assets and liabilities, net of effect of purchase acquisitions:
       Accounts receivable - trade, net....................................        8,130        (3,143)
       Inventories, net....................................................         (256)       (2,311)
       Prepaids and other current assets...................................        1,580          (393)
       Notes receivable....................................................          217           ---
       Other assets........................................................           10        (1,454)
       Accounts payable - trade............................................       (4,325)          687
       Accrued expenses and other..........................................       (4,081)        2,527
                                                                                ---------     --------

Net cash provided by operating activities..................................        9,924         1,128
                                                                                --------      --------

Cash flows from investing activities:
   Purchases of property and equipment.....................................       (3,716)       (2,517)

   Proceeds from sales of property and equipment...........................          151            85
   Cash consideration paid for acquisitions, net of cash acquired..........          ---       (15,450)
                                                                                --------      ---------

Net cash used in investing activities......................................       (3,565)      (17,882)
                                                                                --------      --------

Cash flows from financing activities:

    Proceeds from long-term debt...........................................          394        15,915
    Net borrowings (repayments) under revolving credit facility............      (13,006)        3,138
    Payments on long-term debt.............................................       (4,761)       (1,017)
    Debt financing costs...................................................           (6)         (141)
    Proceeds from sales of common stock....................................       10,000           140
                                                                                --------      --------

Net cash provided by (used in) financing activities........................       (7,379)       18,035
                                                                                ---------     --------

Net increase (decrease) in cash and cash equivalents.......................       (1,020)        1,281
Cash and cash equivalents, beginning of year...............................        5,395         1,168
                                                                                --------      --------
Cash and cash equivalents, end of period...................................     $  4,375      $  2,449
                                                                                ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest...............................................................   $  1,802      $  2,070
                                                                                ========      ========
      Income taxes..........................................................    $  2,510      $    343
                                                                                ========      ========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc., and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain amounts have been reclassified from previous periods to conform to the current presentation.

2.   PRO FORMA INFORMATION

     If the 2001 purchase business combinations described in Note 1 had occurred on January 1, 2001, pro forma unaudited sales, net income and basic and diluted net income per share would have been $141.3 million, $6.5 million, and $0.69 and $0.67 for the nine months ended September 30, 2001. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the purchases been made at January 1, 2001.

3.   INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2002              2001
                                                                 -------------      ------------
             Raw materials...................................      $  4,200          $  4,995
             Work in process.................................         3,986             3,029
             Finished goods and component parts..............        10,973            11,201
                                                                   --------          --------
                                                                   $ 19,159          $ 19,225
                                                                   ========          ========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4.   NEWLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board ("FASB"). SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain other intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment and write-downs may be necessary. The Company implemented SFAS No.141 on July 1, 2001. The adoption of this standard had no effect on the Company's consolidated financial position or results of operations. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company was required to implement SFAS No.142 on January 1, 2002 and as a result, the Company will not amortize approximately $98 million of goodwill. The Company had recorded approximately $.04 million and $1.2 million of goodwill amortization for the three and nine months ended September 30, 2001 for acquisitions that occurred prior to July 1, 2001. In lieu of amortization, the Company was required to perform an initial impairment review of goodwill pursuant to SFAS No.142 no later than June 30, 2002 and must perform an annual impairment review thereafter. Management completed the initial review during the second quarter of 2002 and no impairment charge was necessary as of the January 1, 2002 valuation.

     During the third quarter of 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations". SFAS No.143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No.143 is effective for the Company beginning January 1, 2003. Management believes that the adoption of SFAS No.143 will not have a significant impact on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company beginning January 1, 2002. SFAS No.144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of SFAS No.144 did not have a material impact on the Company's consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Under SFAS 145, the Company will be required to reclassify any gain or loss on extinguishment of debt that was previously classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company expects to implement SFAS 145 no later than the first quarter of 2003, at which time the 2001 comparatives will be restated to reclassify the extraordinary loss incurred on the early extinguishment of debt so that it is included within earnings (loss) from continuing operations before income taxes.

     In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 covers the recognition of liabilities for costs associated with an exit or disposal activity and provides the accounting and reporting requirements for such obligations. SFAS No.146 is effective for the Company beginning January 1, 2003. Management believes that the adoption of SFAS No.146 will not have a significant impact on the Company's consolidated financial position or results of operations.

5.   EARNINGS PER SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options and warrants using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2002 and 2001, as follows (in thousands except per share data):

                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2002       2001
                                                               --------   --------
Numerator:
   Net income ..............................................   $  1,065   $  1,009

   Interest on convertible debt, net of tax ................         --        412
                                                               --------   --------
   Net income before interest on convertible debt ..........   $  1,065   $  1,421
                                                               ========   ========

Denominator:
   Weighted average common shares outstanding -- basic .....     10,582      1,984
   Shares for convertible debt .............................         --      1,907
   Shares for dilutive stock options .......................         --          8
                                                               --------   --------
   Weighted average common shares outstanding and
     Assumed conversions -- diluted ........................     10,582      3,899
                                                               ========   ========

Basic earnings per common share ............................   $    .10   $    .51
Diluted earnings per common share ..........................   $    .10   $    .36

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2002       2001
                                                               --------   --------
Numerator:
   Net income ..............................................   $  3,774   $  2,182

   Interest on convertible debt, net of tax ................         --        787
                                                               --------   --------
   Net income before interest on convertible debt ..........   $  3,774   $  2,969
                                                               ========   ========

Denominator:
   Weighted average common shares outstanding -- basic .....     10,267      2,271
   Shares for convertible debt .............................         --      1,025
   Shares for dilutive stock options .......................          1          8
                                                               --------   --------
   Weighted average common shares outstanding and
     Assumed conversions -- diluted ........................     10,268      3,304
                                                               ========   ========

Basic earnings per common share ............................   $    .37   $    .96
Diluted earnings per common share ..........................   $    .37   $    .90


     For the three months ended September 30, 2002, there were 547,679 options and 3,486,217 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2002, there were 497,679 options and 3,486,217 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2001, there were 6,339 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.   REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                              (dollars in thousands)
                                         PRESSURE
                                         CONTROL      PRODUCTS      DISTRIBUTION  CORPORATE     CONSOLIDATED
                                         -------      --------      ------------  ---------     ------------

THREE MONTHS ENDED SEPTEMBER 30:
             2002
Sales ...............................    $  17,477    $   9,122      $  8,713     $     --       $  35,312
Depreciation and amortization........          467          234            88          115             904
Income (loss) from operations........        3,244           48           441       (1,450)          2,283
Capital expenditures.................          797          345            40          392           1,574
             2001
Sales ...............................    $  13,644    $   1,590      $ 11,407     $     --       $  26,641
Depreciation and amortization........          739           64           141           56           1,000
Income (loss) from operations........        2,626          129           982         (621)          3,116
Capital expenditures.................          299           34           128          201             662

NINE MONTHS ENDED SEPTEMBER 30:
             2002
Sales ...............................    $  51,711    $  30,078      $ 27,169     $     --       $ 108,958
Depreciation and amortization........        1,510          698           257          296           2,761
Income (loss) from operations........        9,918          728         1,514       (3,783)          8,377
Capital expenditures.................        1,511          850           129        1,226           3,716
             2001
Sales ...............................    $  38,112    $   4,441      $ 19,595     $     --       $  62,148
Depreciation and amortization........        2,336          195           236          131           2,898
Income (loss) from operations........        7,563          170         1,647       (1,689)          7,691
Capital expenditures.................        1,533          206           222          556           2,517

7.   STOCKHOLDERS' EQUITY

     On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The proceeds were used to reduce bank debt.

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

     Demand for the Company's products and services is dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production is dependent on current and projected oil and natural gas prices. During the first half of 2001, oil and natural gas prices increased over 2000 levels and the rig count increased both in the United States and worldwide. However, in the second half of 2001 and continuing through the first quarter of 2002, natural gas prices declined and United States and worldwide rig counts decreased while oil prices were volatile throughout that same time period. Natural gas prices began to rise somewhat late in the second quarter of 2002 and remained relatively stable throughout the third quarter. In addition, the North American drilling rig count stabilized in the second quarter, increased slightly, and then stabilized again in the third quarter of 2002. Because of these factors, the Company has experienced sales declines in the second half of 2001 that continued through the first quarter of 2002, with sales remaining relatively constant during the second quarter of 2002. The relatively low, yet stable, North American drilling activity, coupled with adverse weather conditions in the Gulf of Mexico and general economic uncertainty, resulted in slightly lower sales and profit margins in the third quarter than in the first two quarters of 2002. Management believes that continuing price and general economic uncertainty will impact near-term activity levels in the fourth quarter and throughout the first half of 2003.

RESULTS OF OPERATIONS OF T-3

     The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                       2002           2001           2002           2001
                                                     --------       --------       --------       --------
Sales:
     Pressure Control .........................      $ 17,477       $ 13,644       $ 51,711       $ 38,112
     Products .................................         9,122          1,590         30,078          4,441
     Distribution .............................         8,713         11,407         27,169         19,595
                                                     --------       --------       --------       --------

                                                       35,312         26,641        108,958         62,148
                                                     --------       --------       --------       --------
Cost of sales:
     Pressure Control .........................        11,482          8,893         33,260         24,077
     Products .................................         7,435          1,226         24,318          3,436
     Distribution .............................         6,222          8,186         19,444         14,167
                                                     --------       --------       --------       --------

                                                       25,139         18,305         77,022         41,680
                                                     --------       --------       --------       --------
Gross profit:
     Pressure Control .........................         5,995          4,751         18,451         14,035
     Products .................................         1,687            364          5,760          1,005
     Distribution .............................         2,491          3,221          7,725          5,428
                                                     --------       --------       --------       --------

                                                       10,173          8,336         31,936         20,468
                                                     --------       --------       --------       --------
Selling, general and administrative expenses:
     Pressure Control .........................         2,751          2,125          8,533          6,472
     Products .................................         1,639            235          5,032            835
     Distribution .............................         2,050          2,239          6,211          3,781
     Corporate ................................         1,450            621          3,783          1,689
                                                     --------       --------       --------       --------

                                                        7,890          5,220         23,559         12,777
                                                     --------       --------       --------       --------
Income (loss) from operations:
     Pressure Control .........................         3,244          2,626          9,918          7,563
     Products .................................            48            129            728            170
     Distribution .............................           441            982          1,514          1,647
     Corporate ................................        (1,450)          (621)        (3,783)        (1,689)
                                                     --------       --------       --------       --------

                                                     $  2,283       $  3,116       $  8,377       $  7,691
                                                     ========       ========       ========       ========

Three Months ended September 30, 2002 Compared with Three Months ended September 30, 2001

     Sales. On a consolidated basis, sales increased $8.7 million, or 33%, in 2002 compared to 2001. Sales increased across all segments except Distribution as a result of the merger with IHI in December 2001. However, as a result of lower North American drilling rig activity and continued general economic uncertainty, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales decreased for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

     Sales for the Pressure Control segment increased $3.8 million, or 28%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased $3.9 million for the three months ended September 30, 2002 compared to 2001, primarily due to lower levels of North American drilling rig activity and continued general economic uncertainty and its associated lack of spending within the oil and gas industry. This decrease was partially offset by increased international sales.

     Sales for the Products segment increased $7.5 million, or 474%, in 2002 compared to 2001. This sales increase was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased $5.7 million for the three months ended September 30, 2002 compared to 2001. This decrease in sales was attributable to lower levels of North American drilling rig activity and continued general economic uncertainty.

     Sales for the Distribution segment decreased $2.7 million, or 24%, in 2002 compared to 2001. The decrease in sales from the third quarter of 2001 is primarily due to the decline in North American drilling rig activity. Additionally, adverse weather conditions in the Gulf of Mexico in late September 2002 further contributed to the decrease in third quarter 2002 sales.

     Cost of Sales. On a consolidated basis, cost of sales increased $6.8 million, or 37%, in 2002 compared to 2001. Gross profit margin was 29% in 2002 compared to 31% in 2001. Gross profit margin was lower on a consolidated basis in 2002 compared to 2001 because of a change in the mix of products and services sales and, as sales decreased, fixed costs did not decrease proportionally.

     Cost of sales for the Pressure Control segment increased $2.6 million, or 29%, in 2002 compared to 2001, primarily as a result of the increase in sales described above. Gross profit margin was 34% in 2002 compared to 35% in 2001. This slight decrease was attributable to fixed costs that did not decrease proportionally with pro forma sales, partially offset by improved margins because of increased operational efficiencies.

     Cost of sales for the Products segment increased $6.2 million in 2002 from $1.2 million in 2001, primarily as a result of the merger with IHI in December 2001. Gross profit margin was 18% in 2002 compared to 23% in 2001. Gross profit margin decreased primarily as a result of a change in the mix of products and services sales within the segment, and because fixed costs did not decrease proportionally with the decrease in pro forma sales.

     Cost of sales for the Distribution segment decreased $2.0 million in 2002 from $8.2 million in 2001, primarily due to the decrease in sales in 2002. Gross profit margin was 29% in 2002 compared to 28% in 2001.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $2.7 million, or 51%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001 and the costs associated with being a publicly traded company. The increase was net of a decrease in the amortization of goodwill of $0.3 million. Selling, general and administrative expenses as a percentage of sales were 22% and 20% for 2002 and 2001, respectively.

     Selling, general and administrative expenses for the Pressure Control segment increased $0.6 million, or 29%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.3 million. As a percentage of sales, selling, general and administrative expenses remained comparable at 16% in both 2002 and 2001.

     Selling, general and administrative expenses for the Products segment increased $1.4 million, or 597%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. As a percentage of sales, selling, general and administrative expenses increased from 15% in 2001 to 18% in 2002, primarily because as pro forma sales decreased, fixed selling, general and administrative expenses did not decrease proportionally.

     Selling, general and administrative expenses for the Distribution segment decreased $0.2 million, or 8%, in 2002 compared to 2001. As a percentage of sales, selling, general and administrative expenses increased from 20% in 2001 to 24% in 2002, primarily because fixed selling, general and administrative expenses did not decrease proportionally with the decrease in sales.

     Selling, general and administrative expenses for the Corporate operations increased $0.8 million, or 134%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff and related expenses resulting from the Company's growth and the costs associated with being a publicly traded company.

     Interest Expense. On a consolidated basis, interest expense decreased $0.5 million or 39%, in 2002 compared to 2001. In connection with the merger with IHI in December 2001, First Reserve Fund VIII converted $25 million in 12% convertible notes to equity. Additionally, the Company completed a comprehensive debt refinancing, lowering the Company's effective borrowing rate. On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The proceeds from this sale were used to pay down debt.

     Interest Income. Interest income in 2002 was generated from seller notes receivable that arose in conjunction with the disposal by IHI of several business units prior to the completion of the merger. Interest income in 2001 was not material.

     Income Taxes. Income tax expense for 2002 was $0.6 million as compared to $0.7 million in 2001. The effective tax rate for 2002 was 35% compared to 42% in 2001. For 2001, the tax rate in excess of statutory rates was primarily attributable to nondeductible goodwill associated with the acquisitions made before July 1, 2001. However, as a result of the implementation of SFAS No. 142, beginning January 1, 2002, the Company no longer amortizes goodwill. In addition, tax expense was reduced in the third quarter of 2002 primarily due to a reduction in state tax liabilities. As a result, the Company's effective tax rate decreased in 2002.

     Net Income. On a consolidated basis, net income was $1.1 million in 2002 compared with $1.0 million in 2001 as a result of the foregoing factors.

Nine Months ended September 30, 2002 Compared with Nine Months ended September 30, 2001

     Sales. On a consolidated basis, sales increased $46.8 million, or 75%, in 2002 compared to 2001. Sales increased across all segments as a result of the merger with IHI in December 2001. However, as a result of lower North American drilling rig activity, continued general economic uncertainty and adverse weather conditions in late September 2002, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales decreased for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

     Sales for the Pressure Control segment increased $13.6 million, or 36%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased $8.8 million due to lower levels of North American drilling rig activity and general economic uncertainty, partially offset by increased international sales.

     Sales for the Products segment increased $25.6 million, or 577%, in 2002 compared to 2001. This sales increase was attributable to the merger with IHI in December 2001. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased $18.2 million due to lower levels of North American drilling rig activity and general economic uncertainty.

     Sales for the Distribution segment were $27.2 million for 2002. The Distribution segment was formed in May 2001 with the acquisition of A&B Bolt. Pro forma sales for A&B Bolt were $33.8 million for the same nine-month period in 2001. The 20% decrease in pro forma sales is primarily due to lower levels of North American drilling rig activity and general economic uncertainty. In addition, adverse weather conditions in the Gulf of Mexico in late September 2002 partially contributed to the decline in sales.

     Cost of Sales. On a consolidated basis, cost of sales increased $35.3 million, or 85%, in 2002 compared to 2001. Gross profit margin was 29% in 2002 compared to 33% in 2001. Gross profit margin was lower on a consolidated basis because of a change in the mix of products and services sales and, as sales decreased, fixed costs did not decrease proportionally. The Pressure Control segment, which typically has the highest margins of all of our segments, represented a smaller percentage of total sales (47% in 2002 compared to 61% in 2001). The Products and Distribution segments, which typically have lower margins than the Pressure Control segment, represented a larger percentage of total sales (53% in 2002 compared to 39% in 2001).

     Cost of sales for the Pressure Control segment increased $9.2 million, or 38%, in 2002 compared to 2001, primarily as a result of the increase in sales described above. Gross profit margin was 36% in 2002 compared to 37% in 2001. This slight decrease was attributable to fixed costs that did not decrease proportionally with pro forma sales partially offset by improved margins because of increased operational efficiencies.

     Cost of sales for the Products segment increased $20.9 million in 2002 from $3.4 million in 2001, primarily as a result of the merger with IHI in December 2001. Gross profit margin was 19% in 2002 compared to 23% in 2001. Gross profit margin decreased primarily as a result of a change in the mix of products and services sales within the segment, and because fixed costs did not decrease proportionally with the decrease in pro forma sales.

     Cost of sales for the Distribution segment was $19.4 million and $14.2 million in 2002 and 2001, respectively. Gross profit margin was 28% in both 2002 and 2001.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $10.8 million, or 84%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001 and the costs associated with being a publicly traded company. The increase was net of a decrease in the amortization of goodwill of $1.2 million. Selling, general and administrative expenses as a percentage of sales were 22% and 21% for 2002 and 2001, respectively.

     Selling, general and administrative expenses for the Pressure Control segment increased $2.1 million, or 32%, in 2002 compared to 2001 primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $1.0 million. As a percentage of sales, selling, general and administrative expenses remained comparable at 17% in both 2002 and 2001.

     Selling, general and administrative expenses for the Products segment increased $4.2 million, or 503%, in 2002 compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.1 million. As a percentage of sales, selling, general and administrative expenses decreased from 19% in 2001 to 17% in 2002. In 2002, this segment has general and administrative cost structures than in 2001. However, this was partially offset because fixed costs did not decrease proportionally with the decrease in pro forma sales.

     Selling, general and administrative expenses in the Distribution segment were $6.2 million in 2002. Selling, general and administrative expenses, on a pro forma basis, were $6.8 million for A&B Bolt in 2001. However, as a percentage of sales, selling, general and administrative expenses were 23% in 2002 compared to 19% in 2001. This increase is attributable to a decline in sales due to market conditions while fixed costs remained relatively constant.

     Selling, general and administrative expenses for the Corporate operations increased $2.1 million, or 124%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff and related expenses resulting from the Company's growth and the costs associated with being a publicly traded company.

     Interest Expense. On a consolidated basis, interest expense decreased $0.9 million or 25% in 2002 compared to 2001. In connection with the merger with IHI in December 2001, First Reserve Fund VIII converted $25 million in 12% convertible notes to equity. Additionally, the Company completed a comprehensive debt refinancing, lowering the Company's effective borrowing rate. On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve Fund VIII. The proceeds from this sale and positive operating cash flows were used to pay down debt.

     Interest Income. Interest income in 2002 was generated from seller notes receivable that arose in conjunction with the disposal by IHI of several business units just prior to the completion of the merger. Interest income in 2001 was not material.

     Income Taxes. Income tax expense for 2002 was $2.5 million as compared to $1.9 million in 2001. The effective tax rate for 2002 was 40% compared to 46% in 2001. For 2001, the tax rate in excess of statutory rates was primarily attributable to nondeductible goodwill associated with the acquisitions made before July 1, 2001. However, as a result of the implementation of SFAS No. 142, beginning January 1, 2002, the Company no longer amortizes goodwill. In addition, tax expense was reduced in the third quarter of 2002 primarily due to a reduction in state tax liabilities. As a result, the Company's effective tax rate decreased in 2002.

     Net Income. On a consolidated basis, net income was $3.8 million in 2002 compared with $2.2 million in 2001 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had working capital of $26.7 million, current maturities of long-term debt of $3.7 million, long-term debt of $28.1 million and stockholders' equity of $129.8 million. Historically, its principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and its principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. The Company has financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by Operating Activities. For the nine months ended September 30, 2002, net cash provided by operating activities was $9.9 million compared to $1.1 million provided by operating activities in the same period in 2001. Cash provided by operations increased in 2002 as compared to 2001 because of an increase in positive adjustments to net income for non-cash expenses, primarily deferred taxes and amortization of deferred loan costs, and a net increase in cash provided by working capital accounts, primarily due to a reduction in accounts receivable and other current assets partially offset by reductions in accounts payable and accrued expenses.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $3.6 million in the nine months ended September 30, 2002 compared to $17.9 million in the same period in 2001. For the nine months ended September 30, 2002 and 2001, the Company made capital expenditures of approximately $3.7 million and $2.5 million, respectively.

     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities include borrowings under the credit facilities and sales of equity securities. Financing activities used net cash of $7.4 million in the nine months ended September 30, 2002 and provided net cash of $18.0 million in the same period in 2001. During 2002, the Company had borrowings of $0.4 million under its credit facilities compared to $15.9 million during 2001. During 2002, the Company had principal payments of $4.8 million on its long-term debt, exclusive of its revolving credit facility, compared to $1.0 million in 2001. During 2002, the Company had net repayments of $13.0 million on its revolving credit facility compared to net borrowings of $3.1 million in 2001. During 2002, the Company had proceeds of $10.0 million from the sale of equity securities to its largest stockholder, First Reserve Fund VIII. These proceeds were used to reduce debt.

     Principal Debt Instruments. As of September 30, 2002, the Company had an aggregate of $31.8 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions as well as other bank financings. As of September 30, 2002, the Company had $18.6 million in borrowing capacity under its revolving credit facility; however, as a result of the funded debt-to-EBITDA ratio covenant, the Company's availability was limited to $5.3 million.

     The Company has a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. The Company also has a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The term loan is payable in equal quarterly installments of $0.8 million commencing March 31, 2002. The applicable interest rate of the senior credit facility is governed by the Company's trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At September 30, 2002, the senior credit facility bore interest at libor plus 2.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, its funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of September 30, 2002, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company's assets.

     The subordinated term loan bears interest at a fixed rate of 9.5% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.6%. The subordinated term loan provides, among other restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of its senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. As of September 30, 2002, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company's assets.

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

     The Company intends to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of its senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, acquisition funds may not be available at terms acceptable to the Company.

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

     The Company is exposed to some market risk due to the floating interest rate under its revolving credit facility and certain of its term debt. As of September 30, 2002, the revolving credit facility had a principal balance of $2.8 million and the variable long-term debt had a principal balance of $14.0 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.2 million annual increase in interest expense on the existing principal balances.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management team continues to review the Company's internal controls and procedures and the effectiveness of those controls. Within the 90 days prior to the date of this report, the Company conducted an evaluation, under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

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

     a.  Exhibits

         Exhibit Number     Identification of Exhibit
         --------------     -------------------------

         99.1               Certification Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant To Section 906 Of The
                            Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

         99.2               Certification Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant To Section 906 Of The
                            Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

     b.  Reports on Form 8-K

         None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 5TH DAY OF NOVEMBER, 2002.

                                           T-3 ENERGY SERVICES, INC.

                                       By: /s/ STEVEN J. BRADING
                                           -------------------------------------
                                           STEVEN J. BRADING (CHIEF FINANCIAL
                                              OFFICER AND VICE PRESIDENT)

                                       By: /s/ MICHAEL T. MINO
                                           -------------------------------------
                                            MICHAEL T. MINO (CORPORATE
                                              CONTROLLER AND VICE PRESIDENT)

                                 CERTIFICATIONS


I, Michael L. Stansberry, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of T-3 Energy Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ MICHAEL L. STANSBERRY
                                                --------------------------------
                                                Michael L. Stansberry
                                                Chief Executive Officer
                                                November 5, 2002

                                 CERTIFICATIONS


I, Steven J. Brading, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of T-3 Energy Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                  /s/ STEVEN J. BRADING
                                                  ------------------------------
                                                  Steven J. Brading
                                                  Chief Financial Officer
                                                  November 5, 2002

                                INDEX TO EXHIBIT


Exhibit Number     Identification of Exhibit
--------------     -------------------------

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)