Form 10-K
period 2002-12-31
T-3 ENERGY SERVICES INC
filed 2003-03-21
CIK 879884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

       Registrant's telephone number, including area code: (713) 996-4110

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of common stock held by non-affiliates was $19,173,479 at June 28, 2002. As of March 21, 2003, there were 10,581,669 shares of common stock outstanding.

         THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 2003 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K

                                          Item                                              Page
                                          ----                                              ----
                                     PART I

1.      Business.........................................................................     1

2.      Properties.......................................................................     7

3.      Legal Proceedings................................................................     7

4.      Submission of Matters to a Vote of Security Holders..............................     7

                                   PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters............     8

6.      Selected Financial Data .........................................................     9

7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................................    12

7A.     Quantitative and Qualitative Disclosures About Market Risk ......................    22

8.      Financial Statements and Supplementary Data .....................................    22

9.      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ........................................................    22

                                  PART III

10.     Directors and Executive Officers of the Registrant...............................    23

11.     Executive Compensation ..........................................................    23

12.     Security Ownership of Certain Beneficial Owners and Management and Related
        Stockholder Matters..............................................................    23

13.     Certain Relationships and Related Transactions...................................    23

14.     Controls and Procedures..........................................................    23

                                   PART IV

15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................    24

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

         We were formerly named Industrial Holdings, Inc. ("IHI"). On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock.

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

BUSINESS STRATEGY

         Our business strategy is to maximize shareholder value by building a diversified oilfield services company founded on products and services that enhance our customers' operations. We have adopted the strategies described below:

         -        integrate our existing operations through appropriate
                    financial controls and personnel, management information systems and facilities consolidations;

         -        enter niche markets for products and services that allow us an opportunity to perform more effectively and efficiently than major energy services companies;

         -        acquire products and services that complement each other in the manufacturing, aftermarket and service arenas;

         -        expand higher margin aftermarket services by promoting rapid response to customer needs;

         -        focus primarily on the Gulf of Mexico and high pressure gas markets;

         -        emphasize inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; and

         -        complete strategic add-on acquisitions.

         Currently, we have 24 locations throughout the Gulf Coast region and in other select oil and gas regions in Texas and Louisiana. We believe that the oilfield service industry will continue to consolidate as industry participants seek to gain access to additional markets and broader product offerings. We believe that we are well-positioned to take advantage of our customers' increasing desire for vendors to "bundle" a wide range of products and services, and our customers' expected future investment in the energy industry's upstream and downstream infrastructure.

OPERATIONS

         PRODUCTS AND SERVICES

         Pressure Control. Through our Pressure Control segment, we manufacture, remanufacture and repair high pressure, severe service products including valves, chokes, actuators, blow out preventers, manifolds and wellhead equipment. Pressure Control products and services are sold primarily in the Gulf Coast region to major and independent oil and gas companies engaged in exploration, production, completion and transportation of oil and gas, and to drilling and well servicing contractors. Valves, chokes, actuators and other pressure control products are used to start, stop and monitor the flow of liquids and gases and to protect equipment and personnel from excessive or sudden changes in pressure. Drilling machinery, including drawworks, mud pumps, rotary tables, blowout preventers and pipe handling equipment, are major mechanical and pressure control components of drilling and well servicing rigs. These components are essential to the pumping of fluids, the hoisting, supporting and rotating of the drill string and controlling sudden changes in well pressure that may cause the well to ignite.

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

         Distribution. Our Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. Our distribution activities are carried out through our network of four primary distribution centers along the Louisiana and Texas Gulf Coast. The products stocked at each location vary depending upon local customer needs.

         For further information on segment reporting, see Note 13 to the consolidated financial statements of T-3 Energy Services, Inc.

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

         No single customer within any of our segments accounted for greater than 10% of total sales within such segment during 2002.

         MARKETING

         We market our products primarily through a direct sales force of 83 persons. We believe that our proximity to customers is a key to maintaining and increasing sales. A majority of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on a contract basis, depending on the circumstances. International sales are typically made with agent or representative arrangements, and significant sales are secured by letters of credit.

         SUPPLIERS AND RAW MATERIALS

         In each of our segments, new and used inventory and related equipment and parts are acquired from suppliers, including individual brokers, other remanufacturing companies and original equipment manufacturers. No single supplier of products is significant to the operations of our segments, and we have not experienced and do not expect a shortage of products that we sell.

COMPETITION

         In each of our segments, many of the markets in which we compete are highly fragmented, and our competitors in these niche markets range from relatively small, privately-held businesses to large integrated companies. Competition is based on several competitive factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business from our customers. We compete with a large number of companies, none of which are dominant in our markets, many of which possess greater financial resources or offer certain products and services we do not offer.

BACKLOG

         As of December 31, 2002, our backlog for the Pressure Control segment was $8.1 million, as compared to $8.2 million at December 31, 2001. As of December 31, 2002, our backlog for the Products segment was $2.2 million, the same as at December 31, 2001. As of December 31, 2002, our backlog for the Distribution segment was $1.3 million, as compared to $0.9 million at December 31, 2001.

         The above backlog information consisted of written orders or commitments believed to be firm contracts for products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. Management believes that substantially all of the orders and commitments included in backlog at December 31, 2002 will be completed within the next 12 months.

ENVIRONMENTAL REGULATIONS

         We are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at our facilities or at third-party facilities at which we have arranged for the disposal or treatment of hazardous materials and/or wastes.

         In July 2001, we discovered preliminary information concerning deep soil contamination at one of our leased facilities. This preliminary information is limited and the contamination source has not yet been identified. We have informed the landlord of the existence of the contamination and have requested that they remediate the property as required by the lease. We expect that the landlord will comply with its obligations under the lease to investigate the environmental condition and take any action required under applicable laws. We do not believe that we have contributed to or are responsible for remediation of the site.

         We believe that we are in compliance in all material respects with applicable environmental laws and are in full compliance with all obligations to investigate or remediate contamination that could reasonably be expected to result in material liability. However, it is possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. In addition, environmental laws continue to be amended and revised to impose stricter obligations. We cannot predict the effect such future requirements, if enacted, would have on us, although we believe that such regulations would be enacted over time and would affect the industry as a whole.

EMPLOYEES

         As of December 31, 2002, we had a total of 886 employees, 226 of whom are salaried and 660 of whom are paid on an hourly basis. The entire work force is employed within the United States. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ACCESS TO COMPANY FILINGS

         Access to our filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission
(SEC) may be obtained through the Investor Relations section of our website (http://www.t3energyservices.com). Our website provides a hyperlink to a third party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

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

         We have based the forward-looking statements relating to our operations on our current expectations, and estimates and projections about us and about the industry in which we operate in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

BECAUSE WE DEPEND ON THE OIL AND GAS INDUSTRY, A DECLINE IN OIL AND GAS PRICES OR A DECREASE IN INDUSTRY ACTIVITY MAY NEGATIVELY IMPACT OUR PROFITS.

         We are, and will continue to be, dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

         -        the level of production from known reserves;

         -        weather conditions;

         -        the actions of the Organization of Petroleum Exporting
                  Countries;

         -        political instability in the Middle East and elsewhere;

         -        the level of oil and gas inventories;

         -        the cost of producing oil and gas;

         -        the level of drilling activity;

         -        worldwide economic activity; and

         -        governmental regulation.

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

         Three of our directors, Thomas R. Denison, Joseph R. Edwards and Ben A. Guill, are also current directors or officers of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P., a beneficial owner of more than 85% of our common stock. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of our company regarding business dealings between First Reserve Corporation and us and other matters. The resolution of these conflicts may not always be in our or our shareholders' best interests.

WE RENOUNCED ANY INTEREST IN SPECIFIED BUSINESS OPPORTUNITIES, AND FIRST RESERVE FUND VIII AND ITS DIRECTOR DESIGNEES ON OUR BOARD OF DIRECTORS GENERALLY HAVE NO OBLIGATION TO OFFER US THOSE OPPORTUNITIES.

         First Reserve Fund VIII has investments in other oilfield service companies that compete with us, and First Reserve Corporation and its affiliates, other than T-3, may invest in other such companies in the future. We refer to First Reserve Corporation, its other affiliates and its portfolio companies as the First Reserve group. Our certificate of incorporation provides that, so long as First Reserve Corporation and its affiliates continue to own at least 20% of our common stock, we renounce any interest in specified business opportunities. Our certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the First Reserve group, including any individual who also serves as a director of our company:

         - no member of the First Reserve group or any of those individuals will have any obligation to communicate or offer the opportunity to us; and

         - such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:

         - it was presented to a member of the First Reserve group in that person's capacity as a director or officer of T-3; or

         - the opportunity was identified solely through the disclosure of information by or on behalf of T-3.

These provisions of our certificate of incorporation may be amended only by an affirmative vote of holders of at least 80% of our outstanding common stock. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

THE CONVICTION OF OUR FORMER INDEPENDENT AUDITORS, ARTHUR ANDERSEN LLP, ON FEDERAL OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN LLP'S ABILITY TO SATISFY ANY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO US AND MAY IMPEDE OUR ACCESS TO THE CAPITAL MARKETS.

         Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 2001 and 2000, was convicted in June 2002 on federal obstruction of justice charges. In light of the jury verdict and the underlying events, Arthur Andersen LLP stopped practicing before the Securities and Exchange Commission and subsequently ceased operations. The Securities and Exchange Commission has stated that, for the time being subject to certain conditions, it will continue accepting financial statements audited by Arthur Andersen LLP. After reasonable efforts, we have not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of its audit report dated March 8, 2002 into our registration statement Form S-8. As permitted under Rule 437a promulgated under the Securities Act of 1933, as amended (Securities Act), we have not filed the written consent of Arthur Andersen LLP that would otherwise be required by the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in the registration statement, you may not be able to recover amounts from Arthur Andersen LLP under Section 11(a) of the Securities Act for any untrue statement of a material fact or any omission to state a material fact, if any, contained in or omitted from our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which are incorporated by reference in the registration statement.

ITEM 2.  PROPERTIES

         We operate 24 facilities, all located in the Gulf Coast region, which range in size from 7,200 square feet to approximately 120,000 square feet of manufacturing and related space, or an aggregate of approximately 717,800 square feet, including corporate headquarters. Of this total, 499,900 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2011. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

         We maintain our principal executive offices at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040. This property consists of conventional office space and is, in our opinion, adequate to meet our needs for the foreseeable future.

The following chart lists our facilities by segment:

               SEGMENT                   NUMBER OF FACILITIES   SQUARE FOOTAGE
               -------                   --------------------   --------------
Pressure Control......................            13               248,600
Products..............................             6               359,500
Distribution..........................             4               102,500
Other.................................             1                 7,200

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders in the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on The Nasdaq National Market under the symbol "TTES." The following table sets forth the high and low closing sales prices of our common stock, as adjusted to reflect the one-for-ten reverse stock split that was implemented on December 18, 2001 in connection with the closing of the merger, for the periods indicated below:

                                          PRICE RANGE
                                        ---------------
                                        HIGH        LOW
                                        ----        ---
2001
     First Quarter.................   $  22.50   $  10.00
     Second Quarter................   $  23.13   $  16.50
     Third Quarter.................   $  18.60   $   8.50
     Fourth Quarter................   $  12.80   $   7.60
2002
     First Quarter.................   $  10.24   $   7.50
     Second Quarter................   $   9.70   $   8.27
     Third Quarter.................   $   8.60   $   5.13
     Fourth Quarter................   $   7.61   $   6.40

         All of the foregoing prices reflect interdealer quotations, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions in our common stock.

         On March 17, 2003, the last reported sales price of our common stock, as quoted by The Nasdaq National Market, was $6.89 per share. On March 17, 2003, there were approximately 204 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information with respect to compensation plans under which our securities are authorized for issuance as of December 31, 2002:


                                                                                                         NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE
                                                   NUMBER OF SECURITIES                                  FOR FUTURE ISSUANCE
                                                     TO BE ISSUED UPON           WEIGHTED-AVERAGE            UNDER EQUITY
                                                  EXERCISE OF OUTSTANDING       EXERCISE PRICE OF         COMPENSATION PLANS
                                                     OPTIONS, WARRANT          OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                  PLAN CATEGORY                         AND RIGHTS             WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
                                                           (a)                        (b)                        (c)
----------------------------------------------    -----------------------     --------------------     ---------------------
Equity compensation plans approved by
  security holders                                       471,880                    $ 14.42                   528,120
Equity compensation plans not approved by
  security holders                                            --                    $    --                        --
----------------------------------------------           -------                    -------                   -------
Total                                                    471,880                    $ 14.42                   528,120

ITEM 6.  SELECTED FINANCIAL DATA

         This item is presented in three tables for the historical reporting requirements of T-3. T-3 began operations in the first half of 2000 by acquiring and merging two predecessor companies with different fiscal year ends. Selected historical data for T-3, Cor-Val, Inc. and Preferred Industries, Inc. are presented separately below.

Selected Financial Data of T-3

         T-3 was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val on February 29, 2000. T-3 acquired Preferred Industries on April 30, 2000. For financial reporting purposes, T-3 was deemed the accounting acquirer of both Cor-Val and Preferred Industries and applied the purchase method of accounting in both acquisitions. Cor-Val and Preferred Industries have been identified as predecessors to T-3 for financial presentation purposes. Additionally, T-3 acquired O&M Equipment, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000, and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, former T-3 merged into IHI with IHI surviving the merger under the name T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the operating results presented in this Annual Report on Form 10-K include the operating results of T-3 prior to its merger with IHI and the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001.

         The following selected consolidated financial data for each of the three years in the period ended December 31, 2002 has been derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                   2002          2001          2000
                                                                   ----          ----          ----
                                                                        (IN THOUSANDS EXCEPT FOR
                                                                           PER SHARE AMOUNTS)
OPERATING DATA:
Sales .......................................................   $146,870      $ 90,162      $ 25,683

Income from operations ......................................     10,276        10,126         3,784

Income before extraordinary loss ............................      4,570         2,396           335

Extraordinary loss (1) ......................................         --           474            --
                                                                --------      --------      --------
Net income ..................................................   $  4,570      $  1,922      $    335
                                                                ========      ========      ========
Basic earnings (loss) per common share:
   Income before extraordinary loss .........................   $   0.44      $   1.05      $   0.26
   Extraordinary loss .......................................         --         (0.20)           --
                                                                --------      --------      --------
   Net income per common share ..............................   $   0.44      $   0.85      $   0.26
                                                                ========      ========      ========
Diluted earnings (loss) per common share: (2)
   Income before extraordinary loss .........................   $   0.44      $   0.89      $   0.26
   Extraordinary loss .......................................         --         (0.13)           --
                                                                --------      --------      --------
   Net income per common share ..............................   $   0.44      $   0.76      $   0.26
                                                                ========      ========      ========
Weighted average common shares
   outstanding:
   Basic ....................................................     10,346         2,271         1,302
   Diluted ..................................................     10,347(2)      3,715(2)      1,302(2)

                                                                              DECEMBER 31,
                                                                              ------------
                                                                   2002          2001          2000
                                                                   ----          ----          ----
BALANCE SHEET DATA:
Total assets ................................................     186,599       199,728       66,819
Long-term debt, less current maturities .....................      26,441        43,897       36,083

---------------------------------------

(1) The repayment of our combined indebtedness in connection with the merger in December 2001 resulted in an extraordinary loss of $0.5 million, net of a $0.3 million income tax benefit, as a result of the write-off of unamortized deferred loan costs.

(2) There were 185,180 weighted average shares of common stock related to our convertible subordinated debt that were not included in the computation of diluted earnings per share for 2000 because to do so would have been anti-dilutive. For 2002, 2001 and 2000, there were 480,575, 282,829 and 120,588 options, respectively, and for 2002 and 2001, 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Selected Historical Financial Data of Cor-Val, Inc.

         The following table presents summary historical financial and other data for Cor-Val and should be read in conjunction with the financial statements of Cor-Val and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The following selected unaudited historical financial data as of and for the year ended March 31, 1999 and eleven months ended February 29, 2000 has been derived from the audited consolidated financial statements as of and for the year ended March 31, 1999 and for the eleven months ended February 29, 2000. The March 31, 1998 selected unaudited historical financial data has been derived from the March 31, 1998 unaudited consolidated financial statements. Cor-Val has been identified as a predecessor to T-3 for financial reporting purposes.

COR-VAL, INC.

                                                                ELEVEN MONTHS
                                                                    ENDED       YEAR ENDED MARCH 31,
                                                                 FEBRUARY 29,   --------------------
                                                                   2000(1)        1999       1998
                                                                -------------   --------   --------
                                                                            (IN THOUSANDS)
OPERATING DATA:
Sales........................................................     $ 10,842      $ 10,310   $ 12,512
Income from operations.......................................        1,616         1,362      1,970
Net income...................................................     $  1,618      $    797   $    897
                                                                  =========     ========   ========

                                                                                  AS OF MARCH 31,
                                                                                  ---------------
                                                                                  1999       1998
                                                                                --------   --------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.................................................................     4,041     3,855
Long-term debt (2)...........................................................        94     1,007

------------------------------------

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

PREFERRED INDUSTRIES, INC.

                                                                 FOUR MONTHS    YEAR ENDED DECEMBER 31,
                                                                    ENDED       -----------------------
                                                                APRIL 30, 2000      1999       1998
                                                                --------------    --------   --------
                                                                              (IN THOUSANDS)
OPERATING DATA:
Sales........................................................      $ 3,808        $ 12,925   $ 18,040
Income (loss) from operations................................          641             (25)       229
Net income (loss)............................................      $   352        $   (131)  $    103
                                                                   =======        ========   ========

                                                                                    AS OF DECEMBER 31,
                                                                                   -------------------
                                                                                     1999        1998
                                                                                   --------    -------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets..................................................................       6,923      7,942
Long-term debt (1)............................................................       1,843      2,358

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

         During the year 2000, we acquired five operating companies in transactions accounted for using the purchase method of accounting. On February 29, 2000, we acquired Cor-Val for approximately $21.4 million in cash, plus liabilities assumed and the issuance of 54,508 shares of our common stock. On April 30, 2000, we acquired Preferred Industries for approximately $18.8 million in cash, plus liabilities assumed and the issuance of 18,169 shares of our common stock. On April 30, 2000, we acquired O&M Equipment, Inc. for approximately $1.4 million in cash, plus liabilities assumed and a maximum earnout of $1.0 million based on the performance of O&M through 2002 ($0.3 million was earned in 2002, $0.6 million was earned in 2001, and $0.1 million was earned in 2000). Additionally, we acquired Control Products of Louisiana, Inc. and Coastal Electric Motors, Inc. in September 2000 and December 2000, respectively, for total consideration of approximately $10.3 million in cash, plus liabilities assumed. The results of operations of these companies have been included in our operating results from the dates of acquisition.

         On May 7, 2001, simultaneous with the signing of the merger agreement with IHI, we acquired A&B Bolt, a subsidiary of IHI, for $15.3 million in cash including expenses in a transaction accounted for using the purchase method of accounting. The results of operations of A&B Bolt have been included in our operating results from the date of acquisition.

         On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock.

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

         As part of the merger with IHI, we acquired a non-energy subsidiary. Because the subsidiary's operations are outside our strategic focus, at the time of the merger, we identified this operation as one to be sold. The sale was completed in July 2002.

         On December 18, 2001, our shares of common stock began trading on The Nasdaq National Market under the new symbol "TTES." In addition, our Class B Warrants, Class C Warrants and Class D Warrants began trading on the over-the-counter bulletin board under the new symbols "TTESZ," "TTESL," and "TTESW," respectively (these Class B, Class C and Class D Warrants expired January 14, 2003). Immediately after the merger, First Reserve Fund VIII, L.P. ("First Reserve") owned approximately 77% of our common shares, and collectively all of the former T-3 shareholders (including First Reserve) owned approximately 79% of our common shares, with the remaining 21% of our common shares being held by the shareholders of IHI immediately prior to the merger.

         Before the closing and as part of the merger, (1) IHI divested of substantially all of its non-energy-related subsidiaries, (2) SJMB, L.P. converted $3.6 million of its IHI debt into shares of IHI common stock, (3) First Reserve converted $25.3 million of its former T-3 debt into shares of former T-3 common stock, and (4) First Reserve purchased an additional $46.8 million in shares of former T-3 common stock. In addition, the combined company completed a refinancing of its senior debt simultaneously with the closing of the merger. Under the terms of the merger, all but two of IHI's then existing directors and all of its officers resigned their positions with the combined company, and the management of former T-3 and six of former T-3's director designees assumed the management and director duties for the combined company.

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

         ACCOUNTS RECEIVABLE

         Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. Our receivables are exposed to concentrations of credit risk since a majority of our business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region. We continually monitor collections and evaluate the financial strength of our customers but do not require collateral to support our customer receivables. We provide an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable. We cannot give assurances that we will continue to experience the same credit loss rates we have in the past or that our losses will not exceed the amount reserved.

         INVENTORY

         We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory to write down the recorded cost of inventory to its fair market value. This analysis is based primarily on the length of time the item has remained in inventory and management's consideration of current and expected market conditions. However, a significant decrease in demand and a further weakening of market conditions could result in further writedowns in inventory carrying values and a charge to earnings.

         LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses and represents a significant portion of our assets. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

         Effective January 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

         In 2002, the Company completed the transitional goodwill and indefinite life intangibles impairment tests and the annual test required by SFAS No. 142 and recorded no impairments of its goodwill and indefinite life intangibles based on these fair value tests. The Company tests goodwill for impairment annually using the fair value criteria prescribed by SFAS No. 142. Fair value was estimated using discounted cash flow methodologies, which are significantly influenced by management's assumptions as to future cash flows, and market comparable information. We will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

RESULTS OF OPERATIONS OF T-3

         The following table sets forth certain operating statement data for each of our segments for each of the years presented (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                  2002          2001         2000
                                                                  ----          ----         ----
Sales:
      Pressure Control .....................................   $   70,177    $  52,120    $  25,412
      Products .............................................       39,445        7,435          271
      Distribution .........................................       37,248       30,607           --
                                                               ----------    ---------    ---------
                                                                  146,870       90,162       25,683
                                                               ----------    ---------    ---------
Cost of sales:
      Pressure Control .....................................       45,713       33,434       15,650
      Products .............................................       32,175        5,709          251
      Distribution .........................................       26,850       22,041           --
                                                               ----------    ---------    ---------
                                                                  104,738       61,184       15,901
                                                               ----------    ---------    ---------
Gross profit:
      Pressure Control .....................................       24,464       18,686        9,762
      Products .............................................        7,270        1,726           20
      Distribution .........................................       10,398        8,566           --
                                                               ----------    ---------    ---------
                                                                   42,132       28,978        9,782
                                                               ----------    ---------    ---------
Selling, general and administrative expenses:
      Pressure Control .....................................       11,397        9,689        5,356
      Products .............................................        6,523        1,624          118
      Distribution .........................................        8,278        6,130           --
      Corporate ............................................        5,658        1,409          524
                                                               ----------    ---------    ---------
                                                                   31,856       18,852        5,998
                                                               ----------    ---------    ---------
Income (loss) from operations:
      Pressure Control .....................................       13,067        8,997        4,406
      Products .............................................          747          102          (98)
      Distribution .........................................        2,120        2,436           --
      Corporate ............................................       (5,658)      (1,409)        (524)
                                                               ----------    ---------    ---------
                                                               $   10,276    $  10,126    $   3,784
                                                               ==========    =========    =========

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

         Sales. On a consolidated basis, sales increased $56.7 million, or 63%, in 2002 compared to 2001. Sales increased across all segments as a result of the merger with IHI in December 2001 and the acquisition of A&B Bolt in May 2001. However, as a result of lower North American drilling rig activity and continued general economic uncertainty, on a pro forma basis as if the merger with IHI, the acquisition of A&B Bolt, and the sale of a non-energy-related subsidiary had occurred as of January 1, 2001, sales decreased $37.3 million for the year ended December 31, 2002, compared to the year ended December 31, 2001.

         Sales for the Pressure Control segment increased $18.1 million, or 35%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was primarily attributable to the inclusion of a full year's sales in the 2002 period from the IHI merger. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased $9.8 million due to lower levels of North American drilling rig activity and general economic uncertainty, partially offset by increased international sales.

         Sales for the Products segment increased $32.0 million, or 431%, in 2002 compared to 2001. This sales increase was primarily attributable to the inclusion of a full year's sales in the 2002 period from the IHI merger. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, sales for this segment decreased $20.3 million due to lower levels of North American drilling rig activity and general economic uncertainty.

         Sales for the Distribution segment increased $6.6 million, or 22%, in 2002 compared to 2001. The sales increase in 2002 over 2001 was primarily attributable to the inclusion of a full year's sales in the 2002 period. The Distribution segment was formed in 2001 with the acquisition of A&B Bolt in May 2001. However, on a pro forma basis as if the acquisition of A&B Bolt and the sale of a non energy-related subsidiary had occurred as of January 1, 2001, sales for this segment decreased $7.2 million due to lower levels of North American drilling rig activity and general economic uncertainty.

         Cost of Sales. On a consolidated basis, cost of sales increased $43.6 million, or 71%, in 2002 compared to 2001 primarily as a result of the merger with IHI in December 2001. Gross profit margin was 29% in 2002 compared to 32% in 2001. Gross profit margin was lower on a consolidated basis in 2002 compared to 2001 primarily because of a change in the mix of sales. The Pressure Control segment, which typically has the highest margins of all of our segments, represented a smaller percentage of total sales (48% in 2002 compared to 58% in 2001). The Products and Distribution segments, which typically have lower margins than the Pressure Control segment, represented a larger percentage of total sales (52% in 2002 compared to 42% in 2001).

         Cost of sales for the Pressure Control segment increased $12.3 million, or 37%, in 2002 compared to 2001, primarily as a result of the increase in sales described above. Gross profit margin was 35% in 2002 compared to 36% in 2001. This slight decrease was attributable to fixed costs that did not decrease proportionally with pro forma sales, partially offset by improved margins because of increased operational efficiencies.

         Cost of sales for the Products segment increased $26.5 million, or 464%, in 2002 compared to 2001, primarily as a result of the increase in sales as a result of the merger in December 2001. Gross profit margin decreased from 23% in 2001 to 18% in 2002. Gross profit margin decreased primarily as a result of a change in the mix of products and services sales within the segment, in addition to fixed costs that did not decrease proportionally with the decrease in pro forma sales.

         Cost of sales for the Distribution segment increased $4.8 million, or 22%, in 2002 compared to 2001, primarily as a result of the increase in sales. Gross profit margin was 28% in 2002 and 2001.

         Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $13.0 million, or 69%, in 2002 compared to 2001, primarily as a result of the merger with IHI, the acquisition of A&B Bolt in 2001 and the costs associated with being a publicly traded company. The increase was net of a decrease in the amortization of goodwill of $1.6 million. Selling, general and administrative expenses as a percentage of sales were 22% and 21% for 2002 and 2001, respectively.

         Selling, general and administrative expenses for the Pressure Control segment increased $1.7 million, or 18%, in 2002 compared to 2001 as a result of the increase in sales and the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $1.4 million. As a percentage of sales, selling, general and administrative expenses decreased from 19% in 2001 to 16% in 2002, due to the higher sales resulting from the IHI merger absorbing a larger portion of these fixed expenses.

         Selling, general and administrative expenses for the Products segment increased $4.9 million, or 302%, in 2002 as compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.1 million. As a percentage of sales, selling, general and administrative expenses decreased from 22% in 2001 to 17% in 2002, due to the higher sales resulting from the IHI merger absorbing a larger portion of these fixed expenses.

         Selling, general and administrative expenses for the Distribution segment increased $2.1 million, or 35%, in 2002 as compared to 2001, primarily as a result of the inclusion of a full year's operations for A&B in 2002. The increase was net of a decrease in the amortization of goodwill of $0.1 million. As a percentage of sales, selling, general and administrative expenses increased from 20% in 2001 to 22% in 2002, primarily because fixed selling, general and administrative expenses did not decrease proportionally with the decrease in sales.

         Selling, general and administrative expenses for the Corporate operations increased $4.3 million, or 302%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff, including human resource, environmental, safety and information systems personnel, and related expenses resulting from the Company's growth and the costs associated with being a publicly traded company.

         Interest Expense. On a consolidated basis, interest expense decreased to $3.5 million in 2002 from $4.9 million in 2001, primarily as a result of lower debt levels and interest rates throughout 2002.

         Interest Income. Interest income in 2002 was generated from seller notes receivable that arose in conjunction with the disposal by IHI of several business units prior to the completion of the merger. Interest income in 2001 was not material.

         Income Taxes. Income tax expense for 2002 was $3.0 million as compared to $2.9 million in 2001. The effective tax rate for 2002 was 40% compared to 54% in 2001. For both years, the tax rate in excess of statutory rates was primarily attributable to nondeductible expenses and state income taxes, net of the Federal benefit provided. The decrease in the effective rate in 2002 is attributable to the impact of nondeductible goodwill no longer being amortized due to the adoption of Statement of Financial Accounting Standards No. 142 and lower state income taxes.

         Income Before Extraordinary Loss. On a consolidated basis, income before extraordinary loss was $4.6 million in 2002 compared with $2.4 million in 2001 as a result of the foregoing factors.

         Extraordinary Loss. As a result of the merger and the subsequent refinancing of our indebtedness in December 2001, we recorded an extraordinary loss of $0.5 million, net of tax, for the write-off of unamortized deferred loan costs.

         Net Income. On a consolidated basis, net income was $4.6 million in 2002 compared with $1.9 million in 2001 as a result of the foregoing factors.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

         Sales. On a consolidated basis, sales increased $64.5 million, or 251%, in 2001 compared to 2000.

         Sales for the Pressure Control segment increased $26.7 million, or 105%, in 2001 compared to 2000. Sales for 2000 were generated from four acquisitions that were made between February 2000 and September 2000. The sales increase in 2001 over 2000 was primarily attributable to the inclusion of a full year's sales in the 2001 period from these same acquisitions. In addition, sales were positively influenced by increases in the worldwide rig count, optimism regarding the long-term hydrocarbon price environment, increased worldwide demand for oil and gas coupled with declining production in many areas. The factors resulted in increased oil and gas prices, increased exploration and production spending and an improved demand for oilfield services in the first three quarters of 2001.

         Sales for the Products segment increased $7.2 million in 2001 from $0.3 million in 2000. This sales increase was primarily attributable to the acquisition of Coastal Electric Motors, Inc. in December 2000 and the inclusion of a full year's sales in the 2001 period along with $1.8 million of sales generated from the acquired IHI entities in December 2001.

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

         Cost of sales for the Pressure Control segment increased $17.8 million, or 114%, in 2001 compared to 2000, primarily as a result of the increase in sales described above. Gross profit margin was 36% in 2001 compared to 38% in 2000. The decline in margins in 2001 compared to 2000 is attributable to the companies acquired in the second half of 2000 generally having lower gross margins on remanufactured products.

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

         Selling, general and administrative expenses for the Corporate operations increased $0.9 million, or 169%, in 2001 compared to 2000. The 2001 period included a full year of administrative and MIS support services as well as expenses associated with the preparation and completion of the merger of IHI and T-3. T-3 maintained a smaller support staff during the first half of 2000 prior to most of its acquisitions.

         Interest Expense. On a consolidated basis, interest expense increased to $4.9 million in 2001 as compared to $2.8 million in 2000, primarily as a result of higher debt levels and interest rates throughout 2001.

         Income Taxes. Income tax expense for 2001 was $2.9 million as compared to $0.7 million in 2000. The effective tax rate for 2001 was 54% compared to 67% in 2000. For both years, the tax rate in excess of statutory rates was primarily attributable to nondeductible goodwill associated with the acquisitions made in 2000.

         Income Before Extraordinary Loss. On a consolidated basis, income before extraordinary loss was $2.4 million in 2001 compared with $0.3 million in 2000 as a result of the foregoing factors.

         Extraordinary Loss. As a result of the merger and the subsequent refinancing of our indebtedness in December 2001, we recorded an extraordinary loss of $0.5 million, net of tax, for the write-off of unamortized deferred loan costs.

         Net Income. On a consolidated basis, net income was $1.9 million in 2001 compared with $0.3 million in 2000 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had working capital of $24.7 million, current maturities of long-term debt of $3.5 million, long-term debt of $26.4 million and stockholders' equity of $130.6 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

         Net Cash Provided by Operating Activities. For 2002, net cash provided by operating activities was $10.5 million compared to $1.0 million in 2001 and $2.1 million in 2000. The increase of $9.5 million for 2002 was attributable to the increase in net income and deferred taxes, and more efficient management of our working capital. Cash provided by operations decreased in 2001 as compared to 2000 as working capital increased with increased sales.

         Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For 2002, 2001 and 2000, we made capital expenditures of approximately $5.7 million, $3.2 million and $5.9 million, respectively. Cash consideration paid for acquisitions, including the merger with IHI, was $0.3 million, $72.4 million and $51.9 million in 2002, 2001, and 2000, respectively. (see Note 2 to our consolidated financial statements).

         Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used $9.3 million of net cash in 2002, compared to providing net cash of $78.5 million in 2001 and $56.8 million in 2000. During 2002, we had net repayments of $15.8 million under our credit facilities, compared to net borrowings of $13.3 million and $2.5 million during 2001 and 2000, respectively. We had proceeds from issuance of long-term debt and convertible subordinated debt of $2.5 million, $46.6 million and $51.8 million in 2002, 2001 and 2000, respectively. We made principal payments on long-term debt of $6.0 million, $25.7 million and $17.3 million in 2002, 2001 and 2000, respectively.

         Proceeds from sales of our common stock were $10.0 million in 2002, arising from the March sale of 1.0 million shares of common stock at $10 per share to our largest stockholder, First Reserve. In 2001, proceeds from sales of our common stock were $46.9 million. In connection with the merger with IHI in December 2001, First Reserve purchased $46.8 million in shares of common stock. Additionally, an executive officer and a director purchased $0.1 million in shares of common stock. In 2000, proceeds from sales of common stock were $20.9 million, including sales of 1.7 million shares to First Reserve and two directors for aggregate cash proceeds of $18.9 million and 0.2 million shares to an affiliate of General Electric Capital Corporation, CFE, Inc., for cash proceeds of $2.0 million.

         Principal Debt Instruments. As of December 31, 2002, we had an aggregate of $29.9 million borrowed under our principal bank credit facility and other bank financings. As of December 31, 2002, we had $21.2 million in availability under our revolving credit facility. However, as a result of the funded debt-to-EBITDA ratio covenant, as defined in the credit agreement, our availability was limited to $5.2 million.

         On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2002, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, our funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of December 31, 2002, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets. The senior credit facility's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2002 was 7.1%. Effective February 20, 2003, the senior credit facility was amended to provide an increase in the aggregate additional revolving credit commitment for future acquisitions to $30.0 million (up to $10.0 million per single acquisition) and an increase in the maximum funded debt-to-EBITDA ratio. Had this amendment been effective at December 31, 2002, our maximum borrowing capacity under the senior credit facility would have increased from $5.2 million to $12.2 million as a result of the increase in this ratio.

         The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.7%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. As of December 31, 2002, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

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

         A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2002 is as follows (in thousands):

                                                      Payments Due by Period
                                                      ----------------------
                                             Less than 1
                                             -----------
   Contractual Obligations       Total          Year          1-3 Years   4-5 Years   After 5 Years
   -----------------------       -----          ----          ---------   ---------   -------------
Long-term debt                  $ 29,904       $ 3,463        $ 25,706     $   141        $ 594
Operating leases                   5,498         1,741           2,261       1,208          288
                                --------       -------        --------     -------        -----
Total Contractual Obligations   $ 35,402       $ 5,204        $ 27,967     $ 1,349        $ 882
                                ========       =======        ========     =======        =====

RELATED PARTIES

         We have transactions in the normal course of business with certain related parties.

         During February 2000, we entered into a $25 million senior secured promissory note with First Reserve, our largest shareholder. We incurred interest expense of approximately $1.8 million for the year ended December 31, 2000 related to this note. The senior secured promissory note was paid in full on September 29, 2000, with proceeds from the credit agreement (see Note 6 to our consolidated financial statements) and a 12%, $8 million convertible subordinated note payable to First Reserve. In May 2001, we entered into a 12%, $15 million convertible promissory note payable to First Reserve. The proceeds of the note were used to fund our acquisition of A&B Bolt. In December 2001, the two convertible promissory notes and accrued interest in the aggregate amount of $25.3 million were converted into 2.0 million shares of common stock. Interest expense on these two notes was $2.1 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively.

         In 2000, we sold 1.7 million shares of common stock to First Reserve and two of our directors for cash proceeds of $18.9 million. In 2001, we sold
0.01 million shares of common stock to an executive officer and a director of the Company for cash proceeds of $0.1 million.

         On March 27, 2002, we sold 1.0 million shares of our common stock at $10 per share to our largest stockholder, First Reserve. The $10 per share price was at a premium to our then recent trading history. Our common stock closed at $9.30 per share on March 19, 2002.

         General Electric Capital Corporation is a beneficial owner of 181,692 shares of our common stock (see Note 11 to our consolidated financial statements), and provides debt financing to us. In connection with this financing, we paid financing costs of approximately $0.1 million and $1.0 million and incurred interest expense of approximately $2.2 million and $0.7 million for the years ended December 31, 2001 and 2000, respectively.

         Prior to the merger of T-3 and IHI, IHI sold one of its subsidiaries to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million note receivable from the former subsidiary as part of its purchase price (see Note 4 to our consolidated financial statements). Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company.

         We lease certain buildings under noncancelable operating leases from related parties. Lease commitments under these leases are approximately $0.7 million, $0.5 million, and $0.1 million for 2003, 2004 and 2005, respectively. Rent expense to related parties was $0.9 million, $0.3 million and $0.05 million for the years ended December 31, 2002, 2001 and 2000, respectively.

INFLATION

         Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.

SEASONALITY

         We believe that our business is not subject to any significant seasonal factors, and do not anticipate significant seasonality in the future.

NEW ACCOUNTING PRONOUNCEMENTS

         During the third quarter of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143, is effective for us beginning January 1, 2003. We believe that the adoption of SFAS No. 143 will not have a significant impact on our consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Under SFAS No. 145, the Company will be required to reclassify any gain or loss on extinguishment of debt that was previously classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. We will implement SFAS No. 145 in 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 covers the recognition of liabilities for costs associated with an exit or disposal activity and provides the accounting and reporting requirements for such obligations. SFAS No. 146 is effective for the Company beginning January 1, 2003. We believe that the adoption of SFAS No. 146 will not have a significant impact on our consolidated financial position or results of operations.

         In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in our 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We believe the adoption of this portion of the interpretation will not have a material effect on our financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. We will adopt this standard in 2003 and are currently evaluating the impact it will have on our financial disclosures, financial condition, and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of December 31, 2002, our revolving credit facility had no principal balance and our variable long-term debt had a principal balance of $15.3 million, with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.2 million annual increase in interest expense on the existing principal balances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required hereunder are included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 24, 2002, we determined, pursuant to the authority and approval of our board of directors, and upon the recommendation of our audit committee, to dismiss Arthur Andersen LLP ("Andersen") and to appoint Ernst & Young LLP as our independent auditors for fiscal year 2002. The appointment of Ernst & Young was made after careful consideration by the Board of Directors, its Audit Committee and our management.

         Andersen's report on our financial statements for the two fiscal years ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. During those periods and through the subsequent interim period preceding the dismissal of Andersen, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Andersen, would have caused them to make a reference to the subject matter of the disagreement(s) in connection with their report. During those periods and through the subsequent interim period preceding the dismissal of Andersen, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         During the two fiscal years ended December 31, 2001 and through the subsequent interim period preceding the dismissal of Andersen, we did not consult with Ernst & Young regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that Ernst & Young concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions to Item 304) or a reportable event (as described in Regulation S-K, Item 304(a)(1)(v)).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management team continues to review the Company's internal controls and procedures and the effectiveness of those controls. Within the 90 days prior to the date of this report, the Company conducted an evaluation, under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         a.       Financial Statements

                  See index to consolidated financial statements set forth on page F-1.

         b.       Reports on Form 8-K

                  On November 12, 2002, the Company filed a current report on Form 8-K disclosing in Item 5 an updated description of the Company's capital stock.

         c.       Exhibits

                  See the Exhibit Index appearing on page EX-1.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 21st DAY OF MARCH, 2003.

                                 T-3 ENERGY SERVICES, INC.

                            By: /s/ STEVEN J. BRADING
                                ----------------------------------------
                                 STEVEN J. BRADING (CHIEF FINANCIAL
                                   OFFICER AND VICE PRESIDENT)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 21st DAY OF MARCH, 2003.

               SIGNATURE                                                    TITLE
               ---------                                                    -----
By: /s/ MICHAEL L. STANSBERRY                        President, Chief Executive Officer and Director
    ------------------------------------                    (Principal Executive Officer)
      MICHAEL L. STANSBERRY

By: /s/ STEVEN J. BRADING                            Vice President, Chief Financial Officer, Treasurer and
    ------------------------------------                    Secretary (Principal Financial Officer)
      STEVEN J. BRADING

By: /s/ JOEL V. STAFF                                Chairman of the Board
    ------------------------------------
      JOEL V. STAFF

By: /s/ THOMAS R. DENISON                            Director
    ------------------------------------
      THOMAS R. DENISON

By: /s/ JOSEPH R. EDWARDS                            Director
    ------------------------------------
      JOSEPH R. EDWARDS

By: /s/ BEN A. GUILL                                 Director
    ------------------------------------
      BEN A. GUILL

By: /s/ STEVEN W. KRABLIN                            Director
    ------------------------------------
      STEVEN W. KRABLIN

By: /s/ JAMES M. TIDWELL                             Director
    ------------------------------------
      JAMES M. TIDWELL

                                 CERTIFICATIONS

I, Michael L. Stansberry, certify that:

         1. I have reviewed this annual report on Form 10-K of T-3 Energy Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b)       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c)       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ MICHAEL L. STANSBERRY
                                                       -------------------------
                                                       Michael L. Stansberry
                                                       Chief Executive Officer
                                                       March 21, 2003

                                 CERTIFICATIONS

I, Steven J. Brading, certify that:

         1. I have reviewed this annual report on Form 10-K of T-3 Energy Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b)       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c)       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ STEVEN J. BRADING
                                               ------------------------
                                               Steven J. Brading
                                               Chief Financial Officer
                                               March 21, 2003

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
T-3 Energy Services, Inc., and Subsidiaries:

Report of Independent Auditors.....................................................................     F-2
Report of Independent Public Accountants...........................................................     F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001.......................................     F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2002, 2001 and 2000...............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2002, 2001 and 2000...............................................................     F-6
Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2002, 2001 and 2000.........................................................     F-7
Notes to Consolidated Financial Statements.........................................................     F-8

Cor-Val, Inc., and Subsidiary, a Predecessor of T-3 Energy Services, Inc. and Subsidiaries:

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

Preferred Industries, Inc., a Predecessor of T-3 Energy Services, Inc. and Subsidiaries:

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of T-3 Energy Services, Inc.:

         We have audited the accompanying consolidated balance sheet of T-3 Energy Services, Inc. as of December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of T-3 Energy Services, Inc. as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 8, 2002.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc., at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets) "FAS 142" in 2002.

         As discussed above, the financial statements of T-3 Energy Services, Inc. as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by FAS 142. Our audit procedures with respect to the disclosures in Note 1 for 2001 and 2000 included
(a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (net of tax effect) recognized in 2001 and 2000 related to goodwill to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures in Note 1 for 2001 and 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                              ERNST & YOUNG LLP

Houston, Texas
February 20, 2003

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

ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                   2002                 2001
                                                                                   ----                 ----
                                 ASSETS
Current assets:
Cash and cash equivalents.........................................              $      857           $    5,395
Accounts receivable - trade, net..................................                  22,519               29,158
Inventories.......................................................                  18,430               19,225
Notes receivable, current portion.................................                     696                  161
Deferred income taxes.............................................                   2,595                4,673
Prepaids and other current assets.................................                   5,262                3,892
                                                                                ----------           ----------
     Total current assets.........................................                  50,359               62,504

Property and equipment, net.......................................                  29,927               27,233
Notes receivable, less current portion............................                   5,053                5,873
Goodwill, net.....................................................                  96,986               99,260
Other intangible assets, net......................................                   3,663                4,298
Other assets......................................................                     611                  560
                                                                                ----------           ----------
Total assets......................................................              $  186,599           $  199,728
                                                                                ==========           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade..........................................              $   14,433           $   16,229
Accrued expenses and other........................................                   7,781               12,115
Current maturities of long-term debt..............................                   3,463                5,307
                                                                                ----------           ----------
     Total current liabilities....................................                  25,677               33,651

Long-term debt, less current maturities...........................                  26,441               43,897
Other long-term liabilities.......................................                   1,108                2,455
Deferred income taxes.............................................                   2,764                3,695

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding...............                      --                   --
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 shares issued and outstanding in 2002 and
        9,581,669 shares issued and outstanding in 2001...........                      11                   10
     Warrants, 3,489,079 issued and outstanding in 2002 and 2001                       938                  938
     Additional paid-in capital...................................                 122,833              112,825
     Retained earnings............................................                   6,827                2,257
                                                                                ----------           ----------
        Total stockholders' equity................................                 130,609              116,030
                                                                                ----------           ----------

Total liabilities and stockholders' equity........................              $  186,599           $  199,728
                                                                                ==========           ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                               2002             2001              2000
                                                                               ----             ----              ----
Sales:
    Products...............................................................  $ 114,646        $   69,282        $  15,834
    Services...............................................................     32,224            20,880            9,849
                                                                             ---------        ----------        ---------
                                                                               146,870            90,162           25,683
Cost of sales:
    Products...............................................................     82,684            47,184            9,470
    Services...............................................................     22,054            14,000            6,431
                                                                             ---------        ----------        ---------
                                                                               104,738            61,184           15,901

Gross profit...............................................................     42,132            28,978            9,782

Selling, general and administrative expenses...............................     31,856            18,852            5,998
                                                                             ---------        ----------        ---------

Income from operations.....................................................     10,276            10,126            3,784

Interest expense...........................................................      3,478             4,851            2,809

Interest income............................................................        676                 3               48

Other (income) expense, net................................................        (84)               22               20
                                                                             ---------        ----------        ---------

Income before provision for income taxes and
    extraordinary loss.....................................................      7,558             5,256            1,003
Provision for income taxes.................................................      2,988             2,860              668
                                                                             ---------        ----------        ---------

Income before extraordinary loss...........................................      4,570             2,396              335

Extraordinary loss, net of income tax benefit of $303......................         --               474               --
                                                                             ---------        ----------        ---------
Net income.................................................................  $   4,570        $    1,922        $     335
                                                                             =========        ==========        =========

Basic earnings (loss) per common share:
    Income before extraordinary loss.......................................  $    0.44        $     1.05        $    0.26
    Extraordinary loss.....................................................         --             (0.20)              --
                                                                             ---------        ----------        ---------
    Net income per common share............................................  $    0.44        $     0.85        $    0.26
                                                                             =========        ==========        =========

Diluted earnings (loss) per common share:
    Income before extraordinary loss.......................................  $    0.44        $     0.89        $    0.26
    Extraordinary loss.....................................................         --             (0.13)              --
                                                                             ---------        ----------        ---------
    Net income per common share............................................  $    0.44        $     0.76        $    0.26
                                                                             =========        ==========        =========

Weighted average common shares outstanding:

    Basic..................................................................     10,346             2,271            1,302
                                                                             =========        ==========        =========

    Diluted................................................................     10,347             3,715            1,302
                                                                             =========        ==========        =========

       The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                2002           2001          2000
                                                                                ----           ----          ----
Cash flows from operating activities:
Net income.................................................................  $    4,570     $   1,922     $     335
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Extraordinary loss....................................................          --           474            --
     Depreciation and amortization.........................................       3,736         4,021         1,912
     Amortization of deferred loan costs...................................         850           184            38
     Deferred taxes........................................................       3,667          (153)         (157)
     Amortization of stock compensation....................................           9            31            --
   Changes in assets and liabilities, net of effect of
     purchase acquisitions:
       Accounts receivable - trade, net....................................       6,479        (3,050)         (695)
       Inventories.........................................................         617        (3,144)         (550)
       Prepaids and other current assets...................................      (1,307)       (2,010)         (179)
       Notes receivable....................................................         271          (192)           --
       Other assets........................................................         (57)          (46)          (29)
       Accounts payable - trade............................................      (1,859)         (738)          221
       Accrued expenses and other..........................................      (6,469)        3,699         1,182
                                                                             ----------     ---------     ---------
Net cash provided by operating activities..................................      10,507           998         2,078
                                                                             ----------     ---------     ---------

Cash flows from investing activities:
   Purchases of property and equipment.....................................      (5,702)       (3,189)       (5,861)
   Proceeds from sales of property and equipment...........................         262           295            13
   Cash consideration paid for acquisitions, net of cash
     acquired..............................................................        (300)      (72,364)      (51,890)
                                                                             ----------     ---------   -----------
Net cash used in investing activities......................................      (5,740)      (75,258)      (57,738)
                                                                             ----------     ---------     ---------
Cash flows from financing activities:
    Proceeds from long-term debt and convertible
       subordinated debt...................................................       2,473        46,615        51,775
    Net borrowings (repayments) under revolving credit facility............     (15,806)       13,301         2,505
    Payments on long-term debt.............................................      (5,967)      (25,738)      (17,333)
    Debt financing costs...................................................          (5)       (2,631)       (1,017)
    Proceeds from sales of common stock....................................      10,000        46,940        20,898
                                                                             ----------     ---------     ---------
Net cash provided by (used in) financing activities........................      (9,305)       78,487        56,828
                                                                             ----------     ---------     ---------

Net increase (decrease) in cash and cash equivalents.......................      (4,538)        4,227         1,168
Cash and cash equivalents, beginning of year...............................       5,395         1,168            --
                                                                             ----------     ---------     ---------
Cash and cash equivalents, end of year.....................................  $      857     $   5,395     $   1,168
                                                                             ==========     =========     =========

         The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)


                                    PREFERRED STOCK      COMMON STOCK         WARRANTS        ADDITIONAL                 TOTAL
                                    ---------------      ------------         --------         PAID-IN     RETAINED   STOCKHOLDERS'
                                    SHARES   AMOUNT    SHARES    AMOUNT    WARRANTS  AMOUNT    CAPITAL     EARNINGS      EQUITY
                                    ------   ------    ------    ------    --------  ------    -------     --------      ------
BALANCE, JANUARY 1, 2000.........       --   $   --        --   $     --         --  $    --   $       --   $     --    $       --

Sales of common stock                   --       --     1,898          2         --       --       20,896         --        20,898

Issuances of common stock
   in acquisitions...............       --       --        73         --         --       --          800         --           800
Net income.......................       --       --        --         --         --       --           --        335           335
                                    ------   ------    ------   --------   --------  -------   ----------   --------    ----------

BALANCE, DECEMBER 31, 2000.......       --       --     1,971          2         --       --       21,696        335        22,033

Sales of common stock                   --       --     3,669          4         --       --       46,936         --        46,940
Amortization of stock
   compensation..................       --       --        --         --         --       --           31         --            31
First Reserve debt conversion....       --       --     1,953          2         --       --       25,302         --        25,304
Merger with IHI..................       --       --     1,989          2      3,489      938       18,860         --        19,800
Net income.......................       --       --        --         --         --       --           --      1,922         1,922
                                    ------   ------    ------   --------   --------  -------   ----------   --------    ----------
BALANCE, DECEMBER 31, 2001.......       --       --     9,582         10      3,489      938      112,825      2,257       116,030

Sales of common stock                   --       --     1,000          1         --       --        9,999         --        10,000
Amortization of stock
   compensation..................       --       --        --         --         --       --            9         --             9
Net income.......................       --       --        --         --         --       --           --      4,570         4,570
                                    ------   ------    ------   --------   --------  -------   ----------   --------    ----------
BALANCE, DECEMBER 31, 2002.......       --   $   --    10,582   $     11      3,489  $   938   $  122,833   $  6,827    $  130,609
                                    ======   ======    ======   ========   ========  =======   ==========   ========    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

         T-3 Energy Services, Inc. was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. T-3 acquired Preferred Industries, Inc. on April 30, 2000. For financial reporting purposes, T-3 was deemed the accounting acquirer of both Cor-Val and Preferred Industries and applied the purchase method of accounting in both acquisitions. Cor-Val and Preferred Industries have been identified as predecessors to T-3 for financial presentation purposes. Additionally, T-3 acquired O&M Equipment, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000 and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, T-3 merged into IHI with IHI surviving the merger under the name T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting required that the Company carry forward T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the 2001 historical operating results presented herein include the historical operating results of T-3 prior to its merger with IHI and the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001. In connection with the merger at December 17, 2001, the Company implemented a one-for-ten reverse stock split of its common stock and common shares underlying existing warrants and options. Accordingly, all share amounts presented in this report have been restated to reflect this stock split.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2002 and 2001, there were no cash equivalents.

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses and other approximate their respective fair values because of the short maturities of those instruments.

         Long term notes receivable, including its current portion, are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying amounts of these notes receivable closely approximate their fair values.

         The fair value of long-term debt, including current maturities, is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities. The carrying amounts of these long-term debt instruments closely approximate their fair values.

         Other long-term liabilities consist primarily of deferred payments for which cost approximates fair value.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

         Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. The Company's receivables are exposed to concentrations of credit risk since its business is primarily conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region. The Company continually monitors collections and evaluates the financial strength of its customers but does not require collateral to support its customer receivables. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable, as presented in the table below (dollars in thousands):

                                                      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                         2002             2001            2000
                                                     --------------  --------------   -------------
Balance at beginning of year....................     $           86  $           --   $          --
Charged to expense..............................                483              86              --
Write-offs......................................               (125)             --              --
                                                     --------------  --------------   -------------
Balance at end of year..........................     $          444  $           86   $          --
                                                     ==============  ==============   =============

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

                                                        DECEMBER 31,      DECEMBER 31,
                                                            2002              2001
                                                       --------------    -------------
Raw materials...................................       $        4,115    $       4,995
Work in process.................................                3,357            3,029
Finished goods and component parts..............               10,958           11,201
                                                       --------------    -------------
                                                       $       18,430    $      19,225
                                                       ==============    =============

         The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. During 2002, 2001 and 2000, the Company recorded $515,000, $183,000 and $0, respectively, in charges to earnings to write down the recorded cost of inventory to its estimated fair market value.

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

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. As of December 31, 2002 and 2001, no significant impairment had occurred.

Goodwill

         Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

     In 2002, the Company completed the transitional goodwill and indefinite life intangibles impairment tests and the annual test required by SFAS No. 142 and recorded no impairments of its goodwill and indefinite life intangibles based on these fair value tests. The Company tests goodwill for impairment annually using the fair value criteria prescribed by SFAS No. 142. Fair value was estimated using discounted cash flow methodologies, which are significantly influenced by management's assumptions as to future cash flows, and market comparable information. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

     Had the Company accounted for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows for the two years ended December 31, 2001 (dollars in thousands, except per share data):

                                                               DECEMBER 31,      DECEMBER 31,
                                                                  2001              2000
                                                              --------------    -------------
Reported income before extraordinary item..............       $        2,396    $         335
Amortization expense, net of tax.......................                1,608              887
                                                              --------------    -------------
Reported income before extraordinary item,
   as adjusted.........................................                4,004            1,222
Extraordinary loss, net of tax.........................                 (474)              --
                                                              --------------    -------------
Net income, as adjusted................................       $        3,530    $       1,222
                                                              ==============    =============

Earnings per common share, as adjusted:
     Basic.............................................       $         1.55    $        0.94
                                                              ==============    =============
     Diluted...........................................       $         1.19    $        0.94
                                                              ==============    =============

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (dollars in thousands):

                                                 PRESSURE
                                                 CONTROL      PRODUCTS    DISTRIBUTION    UNALLOCATED    TOTAL
                                               ----------    ----------   ------------    -----------  ----------
Balance at beginning of year...........        $   62,680    $   29,768   $      5,565    $     1,247  $   99,260
Purchase accounting....................               (41)         (631)          (355)        (1,247)     (2,274)
Impairment.............................                --            --             --             --          --
                                               ----------    ----------   ------------    -----------  ----------
Balance at end of year.................        $   62,639    $   29,137   $      5,210    $        --  $   96,986
                                               ----------    ----------   ------------    -----------  ----------

         During 2002, the Company reduced goodwill by $1,931,000 as a result of the utilization of acquired net operating losses, reductions in net operating loss valuation allowances and utilization of tax-deductible goodwill amortization. In 2002, as part of its final purchase accounting adjustments, $763,000 was reclassified to non-competes and various other adjustments were made to reflect the final valuation of the acquired assets and liabilities.

Other Intangible Assets

         Other intangible assets include deferred loan costs, non-compete agreements, patents and other similar items, as described below (dollars in thousands):

                                                        DECEMBER 31,      DECEMBER 31,
                                                           2002              2001
                                                       --------------    -------------
Deferred loan costs.............................       $        2,723    $       2,718
Covenants not to compete........................                4,038            3,125
Other intangible assets.........................                   45               38
                                                       --------------    -------------
                                                                6,806            5,881
Less: Accumulated amortization..................               (3,143)          (1,583)
                                                       --------------    -------------
                                                       $        3,663    $       4,298
                                                       ==============    =============

         Deferred loan costs were incurred in connection with the arrangement of the Company's credit agreement and the Wells Fargo note payable (see Note 6). Deferred loan costs are amortized over the terms of the applicable loan agreements, which range from three to fifteen years. Accumulated amortization was $920,000 and $70,000 at December 31, 2002 and 2001, respectively. Amortization of deferred loan costs for the years ended December 31, 2002, 2001 and 2000, which is classified as interest expense, was $850,000, $184,000 and $38,000, respectively. The early repayment of certain T-3 indebtedness in connection with the merger with IHI in December 2001 resulted in an extraordinary loss of $474,000, net of a $303,000 income tax benefit, as a result of the write-off of unamortized deferred loan costs.

         Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Accumulated amortization was $2,216,000 and $1,509,000 at December 31, 2002 and 2001, respectively. Amortization expense for covenants not to compete was $707,000, $908,000 and $601,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The following table summarizes estimated aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

Year ending December 31 -
2003..........................................................      $       592
2004..........................................................              206
2005..........................................................               31
2006..........................................................                3
2007..........................................................                2

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances for deferred tax assets are recorded when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.

Contingencies

         The Company records an estimated loss from a loss contingency when information available prior to the issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires the Company to use its judgment. While the Company believes that its accruals for these matters are adequate, the actual loss from a loss contingency could be significantly different than the estimated loss, resulting in an adverse effect on the results of operations and financial position of the Company.

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

Stock-Based Compensation

         At December 31, 2002, the Company had stock option plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No significant stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee plans (dollars in thousands, except per share data):

                                                                2002          2001          2000
                                                             ---------     ---------     ---------
Net income, as reported...................................   $   4,570     $   1,922     $     335
Total stock-based employee compensation expense
     determined under fair value method for all awards,
     net of related tax effects...........................        (311)         (172)         (106)
                                                             ---------     ---------     ---------
Net income, as adjusted...................................   $   4,259     $   1,750     $     229

Basic EPS:
  As reported.............................................   $    0.44     $    0.85     $    0.26
  As adjusted.............................................   $    0.41     $    0.77     $    0.18

Diluted EPS:
  As reported.............................................   $    0.44     $    0.76     $    0.26
  As adjusted.............................................   $    0.41     $    0.71     $    0.18

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for 2002, 2001 and 2000, respectively, were computed on a weighted average basis: risk-free interest rate of 4.82%, 5.32% and 6.71%, expected volatility of 37.21%, 35.93% and 54.76%, expected life of 4, 6 and 10 years and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

Cash Flows

         Supplemental disclosures of cash flow information is presented in the following table:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                2002          2001          2000
                                                                                ----          ----          ----
Non-cash investing and financing activities:
    Property acquired with debt............................................  $       --     $     915     $   1,800
    Common stock and warrants issued in acquisitions and merger............          --        19,800           800
    Refinancing of senior secured promissory
       note with convertible subordinated debt.............................          --            --         8,000
    Conversion of convertible subordinated debt
       to equity...........................................................          --        25,304            --

Cash paid during the period for:
       Interest............................................................  $    2,676     $   2,608     $   2,476
       Income taxes........................................................       2,511         1,835           907

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

Newly Issued Accounting Standards

         During the third quarter of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management believes that the adoption of SFAS No. 143 will not have a significant impact on the Company's consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, the criteria in APB No. 30, "Reporting

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Under SFAS 145, the Company will be required to reclassify any gain or loss on extinguishment of debt that was previously classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company will implement SFAS 145 in 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 covers the recognition of liabilities for costs associated with an exit or disposal activity and provides the accounting and reporting requirements for such obligations. SFAS No. 146 is effective for the Company beginning January 1, 2003. Management believes that the adoption of SFAS No. 146 will not have a significant impact on the Company's consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in the Company's 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company believes the adoption of this portion of the interpretation will not have a material effect on its financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The Company will adopt this standard in 2003 and is currently evaluating the impact it will have on its financial disclosures, financial condition and results of operations.

2.  BUSINESS COMBINATIONS AND DISPOSITIONS:

         During fiscal year 2000, the Company acquired the stock and assets of five companies in transactions accounted for using the purchase method of accounting. On February 29, 2000, the Company acquired Cor-Val, Inc. for approximately $21.4 million in cash plus liabilities assumed and the issuance of 54,508 shares of the Company's common stock. On April 30, 2000, the Company acquired Preferred Industries, Inc. for approximately $18.8 million in cash plus liabilities assumed and the issuance of 18,169 shares of the Company's common stock. Also, on April 30, 2000, the Company acquired O&M Equipment, Inc. for approximately $1.4 million in cash plus liabilities assumed and a maximum earn out of $1.0 million based on the performance of O&M through 2002 ($291,000 was earned in 2002, $592,000 was earned in 2001 and $117,000 was earned in 2000). Additionally, the Company acquired Control Products of Louisiana, Inc. in September 2000, and Coastal Electric Motors, Inc. in December 2000, respectively, for total consideration of approximately $10.3 million in cash plus liabilities assumed. The cash used to acquire these five companies was obtained from the issuance of the Company's common stock and borrowings from its largest shareholder as well as third party financial lending institutions (see Notes 6 and 9). The common stock issued in these transactions was recorded at its estimated fair market value of $11.01 per share. The results of operations of the acquired companies have been included in the Company's operating results from the dates of their acquisitions.

         On May 7, 2001, the Company's board of directors approved an agreement and plan of merger with Industrial Holdings, Inc. (IHI). As a condition to the merger agreement, T-3 purchased IHI's subsidiary, A&B Bolt and Supply, Inc., on May 7, 2001, for a purchase price of $15.3 million in cash including expenses. On December 17, 2001, T-3 and IHI completed the merger, with IHI being the surviving legal entity and changing its name to T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition). The valuation of IHI's net assets was $21.9 million and was based upon the 2.0

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million shares of IHI common stock outstanding at the date of the merger at the approximate trading price of $9.75 at the time that the final terms of the merger were announced plus the fair value of outstanding warrants and options, determined with a Black-Scholes option pricing model, plus merger costs incurred by T-3. The acquisitions of A&B Bolt and IHI have been accounted for using the purchase method of accounting. The purchase method of accounting requires that the Company adjust the net assets of the acquired companies to their estimated fair values at the date of acquisition and merger. The results of operations of A&B Bolt and IHI have been included in the Company's operating results from the date of acquisition and merger, respectively.

         On June 30, 2002, the Company sold the net assets of a non-energy subsidiary acquired as part of the merger with IHI. The assets were sold for book value, and no gain or loss was recognized on the sale.

         On December 30, 2002, the Company acquired certain assets of a spray-welding business, including a covenant not to compete valued at $150,000, for $300,000 in cash.

         The following schedule summarizes investing activities related to the Company's acquisitions and merger presented in the consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                        2002              2001               2000
                                                        ----              ----               ----
Fair value of tangible and intangible assets,
  net of cash acquired.............................  $       300       $    54,134        $     21,443
Goodwill recorded..................................           --            64,865              36,950
Total liabilities assumed..........................           --           (26,835)             (5,703)
Common stock issued................................           --           (19,800)               (800)
                                                     -----------       -----------        ------------
Cash paid for acquisitions, net of cash
acquired...........................................  $       300       $    72,364        $     51,890
                                                     ===========       ===========        ============

         The Company's sales and net income on an unaudited pro forma basis for the years ended December 31, 2001 and 2000, assuming the IHI merger and the acquisitions of the five companies in 2000 and A&B Bolt in 2001 had occurred on January 1, 2000, would be as follows (dollars in thousands, except per share data):

                                                                2001                  2000
                                                                ----                  ----
Sales.................................... ..........         $  193,879           $    161,365
Income (loss) before extraordinary loss............               3,396                 (2,333)
Net income (loss)..................................               2,922                 (2,333)
Basic earnings (loss) per share before
extraordinary loss.................................                0.35                  (0.24)
Diluted earnings (loss) per share before
extraordinary loss.................................                0.35                  (0.24)
Basic earnings (loss) per share....................                0.31                  (0.24)
Diluted earnings (loss) per share..................                0.30                  (0.24)

         The pro forma results include adjustments to goodwill amortization, depreciation expense, interest expense, income tax expense and operating expenses to reflect the reduction in salaries and related benefits of owners and officers of certain acquired companies whose positions and salaries have been eliminated by contractual agreement and not replaced. The 2001 pro forma net income includes $3.1 million in merger related expenses incurred by IHI that have not been eliminated. The pro forma results presented are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of January 1, 2000, nor are they necessarily indicative of future consolidated results.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  PROPERTY AND EQUIPMENT:

         A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

                                            ESTIMATED      DECEMBER 31,     DECEMBER 31,
                                           USEFUL LIFE        2002             2001
                                           -----------     ------------     ------------
Land..................................         --          $      1,057     $      1,057
Buildings and improvements............     3-40 years             8,503            7,455
Machinery and equipment...............     3-15 years            18,297           15,636
Vehicles..............................     5-10 years             2,757            2,556
Furniture and fixtures................     3-10 years               685              618
Computer equipment....................     3-7 years              3,257            1,675
Construction in progress..............         --                   140                7
                                                           ------------     ------------
                                                                 34,696           29,004
Less -- Accumulated depreciation......                           (4,769)          (1,771)
                                                           ------------     ------------
   Property and equipment, net........                     $     29,927     $     27,233
                                                           ============     ============

         Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $3,029,000, $1,440,000 and $422,000, respectively.

4.  NOTES RECEIVABLE:

     Notes receivable consist of the following (dollars in thousands):

                                                                                         DECEMBER 31,   DECEMBER 31,
                                                                                            2002           2001
                                                                                        -------------   ------------
8.00% subordinated promissory note receivable with an effective rate of
12%, in the original face amount of $350,000, net of a $25,000 and
$31,000 discount at December 31, 2002 and 2001, respectively,
due in monthly installments of $7,100 through January 2007........................      $         291   $        319

7.00% promissory note receivable with an effective rate of 12%, in the original face amount of $719,000, net of a $137,000 discount, due in monthly installments of $8,300 through December 2011, secured
by furniture, fixtures, and equipment, paid in full in 2002.......................                 --            582

Subordinated promissory note receivable with interest at the greater of
8.00% or LIBOR + 5.5%, with an effective rate of 12%, in the original face amount of $1,500,000, net of a $119,000 discount, due in monthly installments of $30,400 beginning in January 2003 through November 2004 with a final payment in December 2004 of all outstanding principal
and interest......................................................................              1,381          1,381

10.00% subordinated promissory note receivable from former directors, with an effective rate of 12%, in the original face amount of $3,500,000, net of a
$138,000 discount. Interest payments due in twelve quarterly installments beginning April 2002 with a final payment in December 2004 of all
outstanding principal and interest................................................              3,362          3,362

Other notes receivable, unsecured.................................................                715            390
                                                                                        -------------   ------------
                                                                                                5,749          6,034
Less -- Current portion...........................................................               (696)          (161)
                                                                                        -------------   ------------
                                                                                        $       5,053   $      5,873
                                                                                        =============   ============

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (dollars in thousands):

                                                                        DECEMBER 31,   DECEMBER 31,
                                                                           2002           2001
                                                                        ------------   ------------
Accrued payroll and related benefits.............................       $      2,493    $     3,327

Accrued taxes....................................................                400          1,277

Other accrued liabilities........................................              4,888          7,511
                                                                        ------------   ------------
                                                                        $      7,781   $     12,115
                                                                        ============   ============

6.  LONG-TERM DEBT:

     Long-term debt from financial institutions consists of the following (dollars in thousands):

                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            2002            2001
                                                                        ------------    ------------
Wells Fargo credit facility......................................       $         --    $     15,806
Wells Fargo swing line...........................................              2,079              --
Wells Fargo term loan............................................             13,200          16,500
Wells Fargo Energy Capital subordinated term loan................             12,000          12,000
Wells Fargo mortgage notes payable...............................              2,469           2,593
Equipment loans and other........................................                156           2,305
                                                                        ------------    ------------
          Total..................................................             29,904          49,204
Less -- Current maturities of long-term debt.....................             (3,463)         (5,307)
                                                                        ------------    ------------
          Long-term debt.........................................       $     26,441    $     43,897
                                                                        ============    ============

         On December 17, 2001, the Company entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, the Company entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc., maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $20.0 million in revolving credit commitments for future acquisitions based upon specific criteria. At December 31, 2002, there was $21.2 million in availability under the revolving credit facility; however, as a result of the funded debt-to-EBITDA ratio covenant, the Company's availability was limited to $5.2 million. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by the Company's trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2002, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, its funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of December 31, 2002, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company's assets. The senior credit facility's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2002 was 7.1%. Effective February 20, 2003, the senior credit facility was amended to provide an increase in the aggregate additional revolving credit commitment for future acquisitions to $30.0 million (up to $10.0 million per single acquisition) and an increase in the maximum funded debt-to-EBITDA ratio. Had this amendment been effective

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at December 31, 2002, the Company's maximum borrowing capacity under the senior credit facility would have increased from $5.2 million to $12.2 million as a result of the increase in this ratio.

         The subordinated term loan bears interest at 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.7%. The subordinated term loan provides, among other covenants and restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of the senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. As of December 31, 2002, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company's assets.

         The Company has two notes payable with Wells Fargo Bank with combined outstanding principal of $2,469,000 and $2,593,000 at December 31, 2002 and 2001, respectively. The notes bear interest at 9.00% and the Treasury rate plus 3.65%, respectively, and are payable in monthly installments totaling $27,000. The notes mature in May, 2005 and February, 2016, respectively, and are collateralized by certain real estate of two of the Company's subsidiaries.

         The aggregate maturities of long-term debt during the five years subsequent to December 31, 2002, are as follows (dollars in thousands):

Year ending December 31 --
 2003......................................................................         $    3,463
 2004......................................................................             12,147
 2005......................................................................             13,559
 2006......................................................................                 86
 2007......................................................................                 55
 Thereafter................................................................                594
                                                                                    ----------
                                                                                    $   29,904
                                                                                    ==========

7.  EARNINGS PER SHARE:

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2002, 2001 and 2000, as follows (in thousands except per share data):

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      2002          2001           2000
                                                                   ---------     ---------      ---------
Numerator:
   Net income...................................................   $   4,570     $   1,922      $     335
   Interest on convertible debt, net of tax.....................          --           901             --
                                                                   ---------     ---------      ---------
   Net income before interest on convertible debt...............   $   4,570     $   2,823      $     335
                                                                   =========     =========      =========

Denominator:
   Weighted average common shares outstanding -- basic..........      10,346         2,271          1,302
   Shares for convertible debt..................................          --         1,435             --
   Shares for dilutive stock options............................           1             9             --
                                                                   ---------     ---------      ---------
   Weighted average common shares outstanding and
     Assumed conversions -- diluted.............................      10,347         3,715          1,302
                                                                   =========     =========      =========

Basic earnings (loss) per common share:
   Income before extraordinary loss.............................   $    0.44     $    1.05      $    0.26
   Extraordinary loss...........................................          --         (0.20)            --
                                                                   ---------     ---------      ---------
   Net income per common share..................................   $    0.44     $    0.85      $    0.26
                                                                   =========     =========      =========

Diluted earnings (loss) per common share:
   Income before extraordinary loss.............................   $    0.44     $    0.89      $    0.26
   Extraordinary loss...........................................          --         (0.13)            --
                                                                   ---------     ---------      ---------
   Net income per common share..................................   $    0.44     $    0.76      $    0.26
                                                                   =========     =========      =========

         There were 185,180 weighted average shares of common stock related to the Company's convertible subordinated debt that were not included in the computation of diluted earnings per share for 2000 because to do so would have been anti-dilutive. For 2002, 2001 and 2000, there were 480,575, 282,829 and 120,588 options, respectively, and for 2002 and 2001, 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

8.  INCOME TAXES:

         The components of the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                          2002            2001           2000
                                                          ----            ----           ----
Federal --
    Current..........................................   $    (859)      $   2,396      $     780
    Deferred.........................................       3,514            (141)          (150)

State --
    Current..........................................         180             617             45
    Deferred.........................................         153             (12)            (7)
                                                        ---------       ---------      ---------
                                                        $   2,988       $   2,860      $     668
                                                        =========       =========      =========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

                                                                 2002            2001             2000
                                                                 ----            ----             ----
Income tax expense at the statutory rate.................     $     2,570     $     1,787      $       341
Increase resulting from -
     Nondeductible goodwill and expenses.................             199             625              311
     State income taxes, net of federal benefit..........             219             399               13
     Other...............................................              --              49                3
                                                              -----------     -----------      -----------
                                                              $     2,988     $     2,860      $       668
                                                              ===========     ===========      ===========

         The components of deferred taxes as of December 31 are as follows (dollars in thousands):

                                                                        2002                    2001
                                                                        ----                    ----
Deferred income tax assets -
     Net operating loss carryforwards.....................           $     7,367                   7,140
     Accrued expenses.....................................                 1,635                   2,326
     Inventories..........................................                 1,553                   1,783
     Intangible assets....................................                   104                     320
     Allowance for doubtful accounts......................                   250                     244
     Other                                                                    70                      --
                                                                     -----------            ------------
                                                                          10,979                  11,813
Valuation allowance.......................................                (5,686)                 (7,140)
                                                                     -----------            ------------
         Total deferred income tax assets.................                 5,293                   4,673

Deferred income tax liabilities -
     Property and equipment...............................                (4,426)                 (3,559)
     Prepaid expenses.....................................                  (842)                     --
     Other................................................                  (194)                   (136)
                                                                     -----------            ------------

         Total deferred income tax liabilities............                (5,462)                 (3,695)
                                                                     -----------            ------------

         Net deferred income tax asset (liability)........           $      (169)           $        978
                                                                     ===========            ============

         The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2002, through its acquisition of A&B Bolt and its merger with IHI, the Company had net operating loss ("NOL") carryforwards of approximately $21.7 million for income tax purposes which expire in 2019 and 2020 and are subject to annual limitations under Section 382 of the Internal Revenue Code. In 2002, the Company reduced its valuation allowance by $1,454,000 to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities. The Company has provided a valuation allowance against the remaining deferred tax assets. Under purchase accounting, any reductions in the valuation allowance attributable to the use of these NOL carryforwards reduces goodwill.

         At December 31, 2002, the Company had $9,931,000 in goodwill, net of accumulated amortization, that will be tax deductible in future periods.

9.   RELATED-PARTY TRANSACTIONS:

         The Company has transactions in the normal course of business with certain related parties. Except as noted below, management believes these transactions were made at the prevailing market rates or terms.

         During February 2000, T-3 entered into a $25 million senior secured promissory note with First Reserve. T-3

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred interest expense of approximately $1,835,000 for the year ended December 31, 2000 related to this note. The senior secured promissory note was paid in full on September 29, 2000, with proceeds from its then existing credit agreement and a 12%, $8 million convertible subordinated note payable to First Reserve. In May 2001, the Company entered into a 12%, $15 million convertible promissory note payable to First Reserve. The proceeds of the note were used to fund the acquisition of A&B Bolt. In December 2001, the two convertible promissory notes and accrued interest in the aggregate amount of $25.3 million were converted into 1,953,244 shares of common stock. Interest expense on these two notes was $2,056,000 and $248,000 for the years ended December 31, 2001 and 2000, respectively.

         General Electric Capital Corporation is a beneficial owner of 181,692 shares of common stock (see Note 11), and provides debt financing to the Company. In connection with this financing, the Company paid financing costs of approximately $124,000 and $992,000 and incurred interest expense of approximately $2,205,000 and $660,000 for the years ended December 31, 2001 and 2000, respectively.

         In 2000, the Company sold 1,689,527 and 27,253 shares of common stock to First Reserve and two directors of the Company, respectively, for cash proceeds of $18,898,000. In 2001, the Company sold 12,718 shares of common stock to an executive officer and a director of the Company for cash proceeds of $140,000.

         Prior to the merger of T-3 and IHI, IHI sold one of its subsidiaries to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million note receivable from the former subsidiary as part of its purchase price (see Note 4). Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company.

         On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to First Reserve. The $10 per share price was at a premium to the Company's then recent trading history. The Company's common stock closed at $9.30 per share on March 19, 2002.

         The Company leases certain buildings under noncancelable operating leases from current employees of the Company. Lease commitments under these leases are approximately $684,000, $522,000, and $108,000 for 2003, 2004 and
2005, respectively. Rent expense to related parties was $907,000, $269,000 and $47,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

         The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2002, 2001 and 2000 were $2,084,000, $570,000 and $92,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income from subleases assumed in the merger with IHI, are as follows (dollars in thousands):

Year ending December 31 -
2003.......................................................................      $     1,741
2004.......................................................................            1,392
2005.......................................................................              869
2006.......................................................................              665
2007.......................................................................              543
Thereafter.................................................................              288
                                                                                 -----------
Total minimum lease payments...............................................      $     5,498
Less: minimum sublease income..............................................             (741)
                                                                                 -----------
Net minimum lease payments.................................................      $     4,757
                                                                                 ===========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the purchase accounting for the merger with IHI, the Company engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was determined that at the date of the merger, the contract rental rates associated with two of these leases exceeded the then fair market rental rate. Accordingly, the Company recorded a reserve based on this excess that is amortized over the remaining lease terms of 3 to 6 years. The reserve balance was $1,645,000 and $2,858,000 at December 31, 2002 and 2001, respectively.

Contingencies

         The Company is, from time to time, involved in various legal actions arising in the normal course of business. Management does not believe there are any existing or potential legal actions involving the Company that will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         At December 31, 2002, the Company had no letters of credit outstanding.

11.      STOCKHOLDERS' EQUITY:

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

         In connection with the merger with IHI in December 2001, First Reserve converted two subordinated convertible notes including interest totaling $25.3 million into 1,953,244 shares of common stock and purchased 3,656,250 shares of common stock for $46.8 million.

         In 2000, the Company sold 1,716,780 shares of common stock to First Reserve and two of the Company's directors for cash proceeds of $18,898,000. On September 29, 2000, the Company sold an additional 181,692 shares of common stock to an affiliate of General Electric Capital Corporation for total cash proceeds of $2,000,000.

         In connection with certain acquisitions made during fiscal 2000, the Company issued 72,677 shares of common stock valued at $800,000.

         On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve.

Warrants to acquire common stock

         The following table sets forth the 3,489,079 outstanding warrants to acquire 814,983 shares of common stock as of December 31, 2002:

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Number of
                                                                                                common shares
Class B redeemable warrants, ten warrants to acquire one share of common stock at $100 per share, issued by IHI in connection with initial public offering and with tender offer to Class B warrant holders currently exercisable,
    expiring on January 14, 2003, redeemable upon 30 days notice.............................        14,669
Class C redeemable warrants, ten warrants to acquire one share of common stock at $150.00 per share, issued by IHI in connection with tender offer to
    Class B warrant holders, currently exercisable, expiring on January 14, 2003, redeemable if closing bid price of common stock equals or exceeds $200.00
    for 20 consecutive days..................................................................       172,350
Class D redeemable warrants, ten warrants to acquire one share of common stock at $225.00 per share, issued by IHI in connection with tender offer to Class B warrant holders, currently exercisable, expiring on January 14, 2003, redeemable if closing bid price of common stock equals or exceeds $250.00
    for 20 consecutive days..................................................................       110,102
Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. as compensation for consulting services, currently
    exercisable, expiring on June 29, 2005...................................................        75,000
Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. in consideration of a $2 million bank guaranty,
    currently exercisable, expiring on June 13, 2005.........................................        40,000
Warrants to acquire common stock at $14.00 per share issued by IHI to its lenders in connection with the amendment of its credit agreement,
    currently exercisable, expiring on June 30, 2005.........................................        15,000
Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. in connection with an acquisition,
    currently exercisable, expiring on June 30, 2005.........................................        30,000
Warrants to acquire common stock at $12.50 per share issued by IHI to an executive officer as compensation for services rendered, currently exercisable,
    expiring on June 13, 2005................................................................        30,000
Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 shareholders in connection with the merger with IHI,
    currently exercisable, expiring on December 17, 2011.....................................       327,862

         In connection with the merger with IHI, the Company valued the Class B, Class C and Class D redeemable warrants based upon their trading prices at the merger date and the remaining warrants using a Black-Scholes option pricing model.

12.  EMPLOYEE BENEFIT PLANS:

Stock Option Plans

T-3 Energy Services, Inc. 2002 Stock Incentive Plan

         The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers and employees equity-based incentives. The Plan will remain in effect for 10 years, unless terminated earlier. Generally, options expire 10 years from the grant date and vest over three to four years from the grant date.

         In 2000, the Company issued performance-based options under the Plan to purchase up to approximately 57,860 shares of the Company's common stock at $11.01 per share which expired 10 years from the date of grant. In 2001, T-3 amended the options whereby the performance-based options were converted to time based options. These converted options vest at 33-1/3% on the third, fourth and fifth anniversaries of the date of employment. As a result of the amendment, the Company recorded a compensation charge in 2001 and 2002. At December 31, 2002, there was $79,000 in deferred compensation expense to be recognized over the remaining vesting period of these options.

                    T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Industrial Holdings, Inc. Stock Option Plans

         IHI maintained an incentive stock plan and a non-employee director plan under which it granted incentive or non-qualified options to key employees and non-qualified options to non-employee directors. The option price per share was generally the fair market value on the date of the grant and the options granted were exercisable immediately to five years after the grant date in accordance with the vesting provisions of the individual agreement set forth at the time of the award. All options expire ten years from the date of the grant. All options vested at the time of the merger under the change of control provision provided by the plan. As of January 1, 2002, all outstanding stock options that were previously granted under this plan were assumed and continued under the T-3 Energy Services, Inc. 2002 Stock Incentive Plan.

The following table summarizes information about T-3 employee stock options outstanding at December 31:

                                                        2002                    2001                   2000
                                                        ----                    ----                   ----
                                                             WEIGHTED                WEIGHTED                WEIGHTED
                                                             AVERAGE                 AVERAGE                  AVERAGE
                                                             EXERCISE                EXERCISE                EXERCISE
              FIXED OPTIONS                      SHARES       PRICE       SHARES      PRICE       SHARES       PRICE
              -------------                    ----------  -----------  ---------  -----------   --------   ----------
Outstanding at the beginning of the year....      439,175  $     19.68    120,589  $     11.01         --           --
Granted.....................................      207,500         9.03     96,033        12.74    120,589   $    11.01
Assumed from Industrial Holdings, Inc.......           --           --    225,242        27.18         --           --
Exercised...................................           --           --         --           --         --           --
Forfeited...................................     (174,795)       21.23     (2,689)       11.01         --           --
                                               ----------  -----------  ---------  -----------   --------   ----------
Outstanding at end of year..................      471,880  $     14.42    439,175  $     19.68    120,589   $    11.01
                                               ----------  -----------  ---------  -----------   --------   ----------

Options exercisable at end of year..........      162,526  $     22.36    276,490  $     24.33         --           --
Weighted-average fair value of options
   granted during the year at market price..      207,500         3.23     96,033  $      5.64    120,589   $     8.07
Weighted-average fair value of options
   granted during the year where exercise
   price is greater than market price
   at grant date............................           --           --         --           --         --           --

         The following table summarizes significant ranges of all outstanding and exercisable options at December 31, 2002:

                                          WEIGHTED
                                          AVERAGE             WEIGHTED                          WEIGHTED
                                         REMAINING             AVERAGE                           AVERAGE
   RANGE OF           NUMBER            CONTRACTUAL          EXERCISABLE     NUMBER             EXERCISE
EXERCISABLE PRICES  OUTSTANDING            LIFE                PRICE       EXERCISABLE            PRICE
------------------  -----------      -----------------     --------------  -----------         -----------
$           7.55       50,000               9.6               $   7.55           --              $   7.55
$           9.50      123,000               9.1               $   9.50           --              $   9.50
$          11.01      129,442               7.3               $  11.01       36,276              $  11.01
$          12.50       89,217               7.4               $  12.50       89,217              $  12.50
$          12.80       18,387               7.2               $  12.80        4,596              $  12.80
$          14.41       39,209               7.2               $  14.41        9,812              $  14.41
$          17.50          300               7.9               $  17.50          300              $  17.50
$ 31.38 -  55.00        6,000               6.8               $  31.88        6,000              $  31.88
$ 92.50 - 105.00       13,825               4.5               $  99.71       13,825              $  99.71
$113.80 - 137.50        2,500               5.5               $ 137.50        2,500              $ 137.50

         The Company follows APB Opinion No. 25 in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense is not recorded for stock options issued to employees if the exercise price of an option is equal to or greater than the market price of the stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB Opinion No. 25, the Company must disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant had

                    T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been recorded as an expense. The Company's adjusted net income and earnings per share, assuming that the Company had expensed the estimated fair value of options provided to its employees over the applicable vesting period, are summarized in Note 1.

Defined Contribution Plans

         The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees' salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $597,000, $305,000 and $100,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.  REPORTABLE SEGMENTS:

         The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

         The Company's operations are organized into three business segments:
(1) the Pressure Control segment, (2) the Products segment, and (3) the Distribution segment. The Pressure Control segment manufactures remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blow out preventers, manifolds and wellhead equipment. The Products segment remanufactures and repairs pumps, electric motors and generators, manufactures specialty bolts and fasteners, fabricates equipment and components for use in the exploration and production of oil and gas and provides specialty machining for the repair and remanufacture of natural gas and diesel engines. The Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. No single customer accounted for 10% or more of consolidated sales during the three years ended December 31, 2002.

         The accounting policies of the segments are the same as those of the Company as described in Note 1. Intersegment sales and transfers are accounted for at commercial prices and are eliminated in consolidation. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment sales are not material. Substantially all sales are from domestic sources and all assets are held in the United States.

                                                                (DOLLARS IN THOUSANDS)
                                           PRESSURE
2002                                        CONTROL     PRODUCTS    DISTRIBUTION    CORPORATE     CONSOLIDATED
----                                      ----------   ----------  --------------  -----------   --------------
Sales ...............................    $  70,177     $ 39,445      $ 37,248       $     --       $ 146,870
Depreciation and amortization........        2,023          931           343            439           3,736
Income (loss) from operations........       13,067          747         2,120         (5,658)         10,276
Total assets.........................      104,433       46,648        19,157         16,361         186,599
Capital expenditures.................        2,558        1,568           196          1,380           5,702
2001
Sales ...............................    $  52,120     $  7,435      $ 30,607       $     --       $  90,162
Depreciation and amortization........        3,153          293           371            204           4,021
Income (loss) from operations........        8,997          102         2,436         (1,409)         10,126
Total assets.........................      107,685       50,176        23,286         18,581         199,728
Capital expenditures.................        1,775          271           280            863           3,189
2000
Sales ...............................    $  25,412     $    271      $     --       $     --       $  25,683
Depreciation and amortization........        1,870           37            --              5           1,912
Income (loss) from operations........        4,406          (98)           --           (524)          3,784
Total assets.........................       61,819        4,899            --            101          66,819
Capital expenditures.................        5,818           --            --             43           5,861

                    T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

                                                      MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                     ----------   ----------  -------------  -------------
2002
Sales............................................    $  36,410    $  37,236   $     35,312    $   37,912
Gross profit.....................................       10,686       11,077         10,173        10,196
Income from operations...........................        3,002        3,092          2,283         1,899
Net income.......................................        1,307        1,402          1,065           796
Basic earnings per common share..................          .14          .13            .10           .08
Diluted earnings per common share................          .14          .13            .10           .08

2001
Sales............................................    $  13,392    $  22,115   $     26,641    $   28,014
Gross profit.....................................        4,833        7,299          8,336         8,510
Income from operations...........................        1,889        2,686          3,116         2,435
Income before extraordinary loss.................          457          716          1,009           214
Net income (loss)................................          457          716          1,009          (260)
Basic earnings (loss) per common share:
   Income before extraordinary loss..............          .23          .36            .51           .07
   Extraordinary loss............................          .00          .00            .00          (.15)
   Net income (loss) per common share                      .23          .36            .51          (.08)
Diluted earnings (loss) per common share:
   Income before extraordinary loss..............          .21          .28            .36           .07
   Extraordinary loss............................          .00          .00            .00          (.15)
   Net income (loss)per common share.............          .21          .28            .36          (.08)

The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as each quarterly computation is based upon the weighted average number of common shares outstanding during that period.

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

ARTHUR ANDERSEN LLP

Houston, Texas
June 8, 2001

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

                          COR-VAL, INC. AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEET -- MARCH 31, 1999

                                 ASSETS

CURRENT ASSETS:
  Cash..........................................................................         $        703
  Trade accounts receivable, net................................................            1,229,595
  Inventories...................................................................            1,309,866
  Prepaid expenses and other current assets.....................................              214,468
  Deferred tax asset............................................................               88,746
                                                                                         ------------
          Total current assets..................................................            2,843,378
PROPERTY AND EQUIPMENT, net.....................................................              744,511
CASH SURRENDER VALUE OF LIFE INSURANCE..........................................              453,457
                                                                                         ------------
          Total assets..........................................................         $  4,041,346
                                                                                         ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable........................................................         $    338,327
  Accrued liabilities...........................................................              190,811
  Current maturities of long-term debt..........................................              103,655
  Loans from stockholders.......................................................              822,013
  Customer advances and deposits................................................               99,467
                                                                                         ------------
          Total current liabilities.............................................            1,554,273
LONG-TERM DEBT, less current maturities.........................................               93,951
DEFERRED TAX LIABILITY..........................................................               38,040
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $100 par value, 1,000 shares authorized, 100
     shares issued and outstanding..............................................               10,000
  Retained earnings.............................................................            2,345,082
                                                                                         ------------
          Total stockholders' equity............................................            2,355,082
                                                                                         ------------
          Total liabilities and stockholders' equity............................         $  4,041,346
                                                                                         ============

         The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                ELEVEN MONTHS
                                                                                    ENDED        YEAR ENDED
                                                                                 FEBRUARY 29,      MARCH 31,
                                                                                    2000             1999
                                                                               --------------   -------------
 NET SALES:
  Products.............................................................          $ 8,597,067    $  9,796,482
  Services.............................................................            2,244,623         513,809
                                                                                 -----------    ------------
                                                                                  10,841,690      10,310,291
COST OF SALES:
  Products.............................................................            4,499,341       4,686,975
  Services.............................................................            1,077,632         131,048
                                                                                 -----------    ------------
                                                                                   5,576,973       4,818,023
                                                                                 -----------    ------------
          Gross profit.................................................            5,264,717       5,492,268
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........................            3,648,558       4,130,445
                                                                                 -----------    ------------
INCOME FROM OPERATIONS.................................................            1,616,159       1,361,823
OTHER INCOME (EXPENSE):
  Interest expense.....................................................              (88,537)       (119,613)
  Other income, net....................................................              141,073          22,538
                                                                                 -----------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES...............................            1,668,695       1,264,748
PROVISION FOR INCOME TAXES.............................................               50,706         468,150
                                                                                 -----------    ------------
NET INCOME.............................................................          $ 1,617,989    $    796,598
                                                                                 ===========    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                ELEVEN MONTHS
                                                                                    ENDED        YEAR ENDED
                                                                                 FEBRUARY 29,     MARCH 31,
                                                                                     2000           1999
                                                                               ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................          $1,617,989      $ 796,598
  Adjustments to reconcile net income to net cash provided
     by operating activities--
     Depreciation and amortization.....................................             311,841        194,156
     Loss (gain) on sales of equipment.................................              (3,360)        10,684
     Deferred income taxes.............................................              50,706        (56,638)
  Changes in operating assets and liabilities, net of
     noncash transactions--
     Trade accounts receivable, net....................................          (1,353,127)       678,903
     Inventories.......................................................             105,973       (583,799)
     Prepaid expenses and other current assets.........................             168,729       (173,826)
     Cash surrender value of life insurance and other
      assets...........................................................             (58,487)      (102,024)
     Trade accounts payable............................................             358,639        125,397
     Accrued liabilities...............................................             204,502        (78,859)
     Income taxes payable..............................................                  --       (547,014)
     Customer advances and deposits....................................             (99,467)        71,408
                                                                                 ----------      ---------
          Net cash provided by operating activities....................           1,303,938        334,986
                                                                                 ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................            (283,771)      (378,030)
  Proceeds from sales of property and equipment........................               3,360         11,637
  Cash acquired in acquisition.........................................             325,440             --
                                                                                 ----------      ---------
          Net cash provided by (used in) investing
            activities.................................................              45,029       (366,393)
                                                                                 ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of loans from stockholders................................            (822,013)      (236,545)
  Proceeds from loans from stockholders................................                  --         45,238
  Proceeds from long-term debt.........................................           1,091,570        270,339
  Repayments of long-term debt.........................................          (1,479,564)      (270,773)
  Proceeds from affiliate..............................................           1,915,744             --
  Stockholder distributions............................................          (1,674,261)            --
                                                                                 ----------      ---------
          Net cash used in financing activities........................            (968,524)      (191,741)
                                                                                 ----------      ---------
NET INCREASE (DECREASE) IN CASH........................................             380,443       (223,148)
CASH AT BEGINNING OF PERIOD............................................                 703        223,851
                                                                                 ----------      ---------
CASH AT END OF PERIOD..................................................          $  381,146      $     703
                                                                                 ==========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for--
     Interest..........................................................          $   88,537      $ 111,070
                                                                                 ==========      =========
     Income taxes......................................................          $       --      $ 693,560
                                                                                 ==========      =========
  Common stock issued in acquisition...................................          $3,932,000      $      --
                                                                                 ==========      =========
  Distribution of assets to stockholders...............................          $  647,655      $      --
                                                                                 ==========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

                          COR-VAL, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             COMMON STOCK          ADDITIONAL
                                          ------------------        PAID-IN        RETAINED
                                          SHARES       AMOUNT       CAPITAL        EARNINGS          TOTAL
                                         --------     --------    ------------   ------------     -----------
BALANCE, MARCH 31, 1998............         100       $ 10,000    $         --   $  1,548,484    $  1,558,484
  Net income.......................          --             --              --        796,598         796,598
                                           ----       --------    ------------   ------------    ------------
BALANCE, MARCH 31, 1999............         100         10,000              --      2,345,082       2,355,082
  Net income.......................          --             --              --      1,617,989       1,617,989
  Stockholder distributions........          --             --              --     (2,321,916)     (2,321,916)
  Issuance of common stock for
     acquisition...................          25          2,500       3,929,500             --       3,932,000
                                           ----       --------    ------------   ------------    ------------
BALANCE, FEBRUARY 29, 2000.........         125       $ 12,500    $  3,929,500   $  1,641,155    $  5,583,155
                                           ====       ========    ============   ============    ============

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

Inventories

         Inventories are stated at the lower of cost or market; cost is determined using a weighted average based on the first-in, first-out method. Inventories consisted of the following at March 31, 1999:

Finished goods                $     984,173
Work in process                     187,900
Raw materials                       137,793
                              -------------
                              $   1,309,866
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

Fair value of assets, net of cash acquired..........      $   2,045,242
Liabilities assumed.................................           (507,957)
Goodwill recorded...................................          2,394,715
                                                          -------------
           Common stock issued for acquisition            $   3,932,000
                                                          =============

3. PROPERTY AND EQUIPMENT:

         A summary of property and equipment at March 31, 1999, is as follows:

                                                ESTIMATED
                                               USEFUL LIVES
                                              ---------------
Leasehold improvements..................       Life of lease     $     131,961
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
                                                                  ===========

         Subsequent to March 31, 1999, the Company repaid its loans from stockholders with proceeds from replacement financing through a loan from Regions Bank (the New Loan). The New Loan is payable to Regions

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank in monthly installments of $17,182, bears interest at 7.75 percent and matures on April 1, 2004. The New Loan is secured by the Company's machinery and equipment, inventory and trade accounts receivable.

6. INCOME TAXES:

         The components of the provision (benefit) for income tax expense for the year ended March 31, 1999, are as follows:

Federal--
  Current........................      $   480,177
  Deferred.......................          (51,180)
State--
  Current........................           44,611
  Deferred.......................           (5,458)
                                       -----------
                                       $   468,150
                                       ===========

         A reconciliation of the actual tax rate to the statutory U.S. tax rate for the year ended March 31, 1999, is as follows:

 Income tax expense at the statutory rate..........        $    430,014
 Increase resulting from--
   State income taxes, net of federal benefit......              25,841
   Other nondeductible expenses....................              12,295
                                                           ------------
                                                           $    468,150
                                                           ============

         The components of deferred taxes at March 31, 1999, are as follows:

Deferred income tax assets--
Accrued expenses..................................       $   34,327
Allowance for doubtful accounts..................            16,919
Inventory reserve................................            37,500
                                                         ----------
         Total deferred income tax assets........            88,746
                                                         ----------
Deferred income tax liabilities--
Property and equipment...........................           (21,825)
Other............................................           (16,215)
                                                         ----------
         Total deferred income tax liabilities...           (38,040)
                                                         ----------
         Net deferred income tax asset...........        $   50,706
                                                         ==========

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

         In addition to the leased operating facility described above and prior to the July 1, 1999, acquisition of Cor-Val Services, Inc., by Cor-Val, Inc. (as discussed in Note 2), the Company transacted business with Cor-Val Services, Inc. For the year ended March 31, 1999, sales to Cor-Val Services, Inc., totaled approximately $200,335 and purchases from Cor-Val Services, Inc., totaled approximately $134,839. At March 31, 1999, the Company had a $32,554 receivable from Cor-Val Services, Inc., included with trade receivables on the accompanying balance sheet. At March 31, 1999, the Company had a $8,966 payable to Cor-Val Services, Inc.,

                          COR-VAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included with trade payables on the accompanying balance sheet.

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

ARTHUR ANDERSEN LLP

Houston, Texas
June 8, 2001

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

                           PREFERRED INDUSTRIES, INC.

                                 BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                 -----------------------------
                                                                                      1999            1998
                                                                                 -------------   -------------
                                       ASSETS

CURRENT ASSETS:
  Cash...................................................................        $      60,142   $      17,892
  Trade accounts receivable, net.........................................            1,586,413       1,922,792
  Income tax receivable..................................................                   --         138,820
  Inventories............................................................            1,411,407       1,816,239
  Current portion of notes receivable from stockholders..................              215,355         197,178
  Deferred income taxes..................................................              261,480          35,771
                                                                                 -------------   -------------
          Total current assets...........................................            3,534,797       4,128,692
CASH SURRENDER VALUE OF LIFE INSURANCE...................................              515,431         393,551
NOTES RECEIVABLE FROM STOCKHOLDERS, net of current
  portion................................................................            1,239,985       1,455,485
PROPERTY AND EQUIPMENT, net..............................................            1,628,052       1,959,614
OTHER ASSETS.............................................................                4,405           4,405
                                                                                 -------------   -------------
          Total assets...................................................        $   6,922,670   $   7,941,747
                                                                                 =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.......................................................        $     347,508   $   1,057,359
  Accrued expenses.......................................................              470,701         138,113
  Current portion of notes payable.......................................              527,172         485,414
                                                                                 -------------   -------------
          Total current liabilities......................................            1,345,381       1,680,886
NOTES PAYABLE, less current portion......................................            1,843,459       2,357,832
DEFERRED INCOME TAXES....................................................               38,930          76,746
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 1,000 shares authorized,
     83 shares issued and outstanding....................................              150,000         150,000
  Additional paid-in capital.............................................              120,573         120,573
  Treasury stock, 12 shares, at cost.....................................             (400,000)       (400,000)
  Retained earnings......................................................            3,824,327       3,955,710
                                                                                 -------------   -------------
          Total stockholders' equity.....................................            3,694,900       3,826,283
                                                                                 -------------   -------------
          Total liabilities and stockholders' equity.....................        $   6,922,670   $   7,941,747
                                                                                 =============   =============

         The accompanying notes are an integral part of these financial statements.

                           PREFERRED INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS


                                                                FOUR MONTHS         YEAR ENDED DECEMBER 31,
                                                              ENDED APRIL 30,   -------------------------------
                                                                   2000             1999             1998
                                                              --------------    -------------   ---------------
NET SALES:
  Products.............................................         $ 2,148,218     $   9,350,089    $  11,865,607
  Services.............................................           1,660,183         3,574,174        6,174,966
                                                                -----------     -------------    -------------
                                                                  3,808,401        12,924,263       18,040,573
COST OF SALES:
  Products.............................................           1,396,342         6,077,558        7,973,011
  Services.............................................           1,129,574         2,423,349        4,293,159
                                                                -----------     -------------    -------------
                                                                  2,525,916         8,500,907       12,266,170
                                                                -----------     -------------    -------------
          Gross profit.................................           1,282,485         4,423,356        5,774,403
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........             640,690         4,448,761        5,544,961
                                                                -----------     -------------    -------------
INCOME (LOSS) FROM OPERATIONS..........................             641,795           (25,405)         229,442
OTHER INCOME (EXPENSE):
  Interest expense.....................................             (62,209)         (205,210)        (146,373)
  Other income, net....................................              38,528           138,205          107,189
                                                                -----------     -------------    -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES........             618,114           (92,410)         190,258
PROVISION FOR INCOME TAXES.............................             266,139            38,973           87,406
                                                                -----------     -------------    -------------
NET INCOME (LOSS)......................................         $   351,975     $    (131,383)   $     102,852
                                                                ===========     =============    =============

         The accompanying notes are an integral part of these financial statements.

                           PREFERRED INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS


                                                               FOUR MONTHS
                                                                  ENDED              YEAR ENDED DECEMBER 31,
                                                                APRIL 30,       -------------------------------
                                                                  2000               1999             1998
                                                              --------------    -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................       $     351,975      $   (131,383)   $     102,852
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities--
     Depreciation......................................             104,175           386,214          382,107
     Deferred income taxes.............................              98,589          (263,525)        (453,774)
     Loss on disposal of assets........................                  --             4,095               --
  Changes in operating assets and liabilities--
     Trade accounts receivable, net....................            (241,003)          336,379          561,864
     Income tax receivable.............................                  --           138,820               --
     Inventories.......................................            (368,404)          404,832         (438,358)
     Cash surrender value of life insurance............             515,431          (121,880)        (100,570)
     Other assets......................................                  --                --             (276)
     Accounts payable..................................             378,490          (709,851)         425,248
     Accrued expenses..................................             145,409           332,588           18,492
                                                              -------------      ------------    -------------
          Net cash provided by operating activities....             984,662           376,289          497,585
                                                              -------------      ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................             (75,001)          (71,247)        (877,899)
  Proceeds from sales of equipment.....................                  --            12,500           25,000
                                                              -------------      ------------    -------------
          Net cash used in investing activities........             (75,001)          (58,747)        (852,899)
                                                              -------------      ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes receivable from stockholders, net..............              89,473           197,323       (1,652,663)
  Proceeds from affiliate..............................           1,537,102                --               --
  Proceeds from notes payable..........................                  --                --        2,906,925
  Repayments of notes payable..........................          (2,365,856)         (472,615)        (893,574)
  Distribution to stockholders.........................             (40,000)               --               --
                                                              -------------      ------------    -------------
          Net cash provided by (used in) financing
            activities.................................            (779,281)         (275,292)         360,688
                                                              -------------      ------------    -------------
NET INCREASE IN CASH...................................             130,380            42,250            5,374
CASH AT BEGINNING OF PERIOD............................              60,142            17,892           12,518
                                                              -------------      ------------    -------------
CASH AT END OF PERIOD..................................       $     190,522      $     60,142    $      17,892
                                                              =============      ============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for--
     Interest..........................................       $      72,245      $    195,184    $     152,399
                                                              =============      ============    =============
     Income taxes......................................       $     191,067      $         --    $     621,313
                                                              =============      ============    =============

         The accompanying notes are an integral part of these financial statements.

                           PREFERRED INDUSTRIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK           ADDITIONAL     TREASURY
                                     --------------            PAID-IN       STOCK,        RETAINED
                                   SHARES        AMOUNT        CAPITAL       AT COST       EARNINGS        TOTAL
                                   ------      ----------    ----------    ----------    ------------  ------------
BALANCE, DECEMBER 31,
  1997....................            83       $  150,000    $  120,573    $ (400,000)   $  3,852,858  $  3,723,431
  Net income..............            --               --            --            --         102,852       102,852
                                               ----------    ----------    ----------    ------------  ------------
BALANCE, DECEMBER 31,
  1998....................            83          150,000       120,573      (400,000)      3,955,710     3,826,283
  Net loss................            --               --            --            --        (131,383)     (131,383)
                                               ----------    ----------    ----------    ------------  ------------
BALANCE, DECEMBER 31,
  1999....................            83          150,000       120,573      (400,000)      3,824,327     3,694,900
  Net income..............            --               --            --            --         351,975       351,975
  Stockholder distributions           --               --            --            --         (40,000)      (40,000)
                                               ----------    ----------    ----------    ------------  ------------
BALANCE, APRIL 30,
  2000....................            83       $  150,000    $  120,573    $ (400,000)   $  4,136,302  $  4,006,875
                                     ===       ==========    ==========    ==========    ============  ============

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

Inventories

         Inventories are valued at specific cost and are stated at the lower of cost or market. Inventories consist of the following:

                                                            DECEMBER 31,
                                                   -----------------------------
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

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

2. PROPERTY AND EQUIPMENT:

         A summary of property and equipment follows:

                                                                    DECEMBER 31,
                                            ESTIMATED     ------------------------------
                                           USEFUL LIFE         1999            1998
                                           -----------    -------------   --------------
Buildings and improvements...............  15 years       $     854,207   $      854,207
Machinery and equipment..................  10 years           4,266,621        4,245,474
Vehicles.................................   5 years             290,222          290,222
Furniture and fixtures...................   5 years              61,290           61,290
                                                          -------------   --------------
                                                              5,472,340        5,451,193
Less-- Accumulated depreciation..........                    (3,844,288)      (3,491,579)
                                                          -------------   --------------
          Property and equipment, net....                 $   1,628,052   $    1,959,614
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

                           PREFERRED INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

4. INCOME TAXES:

         The components of the provision (benefit) for income taxes are as follows:


                                  FOUR MONTHS         YEAR ENDED DECEMBER 31,
                                ENDED APRIL 30,     ---------------------------
                                     2000              1999            1998
                                ---------------     -----------     -----------
Federal--
  Current................         $   145,090       $   261,949     $   471,681
  Deferred...............              85,373          (224,179)       (392,671)
State--
  Current................              22,460            40,549          69,499
  Deferred...............              13,216           (39,346)        (61,103)
                                  -----------       -----------     -----------
                                  $   266,139       $    38,973     $    87,406
                                  ===========       ===========     ===========

         A reconciliation of the actual tax rate to the statutory U.S. tax is as follows:

                                                                                         YEAR ENDED
                                                                   FOUR MONTHS           DECEMBER 31,
                                                                 ENDED APRIL 30,   --------------------------
                                                                      2000            1999           1998
                                                                 ---------------   -----------    -----------
Income tax expense (benefit) at the statutory
  rate....................................................         $  210,159     $   (31,419)    $   64,688
Increase resulting from--
  State income taxes, net of federal benefit..............             23,546             794          5,542
  Other nondeductible expenses............................             32,434          69,598         17,176
                                                                   ----------     -----------     ----------
                                                                   $  266,139     $    38,973     $   87,406
                                                                   ==========     ===========     ==========

   The components of deferred taxes are as follows:

                                                                                          DECEMBER 31,
                                                                                  --------------------------
                                                                                     1999            1998
                                                                                  -----------     ----------
Deferred income tax assets--
  Allowance for doubtful accounts.........................................        $     8,775     $    5,498
  Accrued expense.........................................................            171,273         49,669
  Inventories.............................................................            124,717             --
                                                                                  -----------     ----------
          Total deferred income tax assets................................            304,765         55,167
                                                                                  -----------     ----------
Deferred income tax liabilities--
  Inventories.............................................................                 --        (19,396)
  Property and equipment..................................................             (6,201)       (13,795)
  Other...................................................................            (76,014)       (62,951)
                                                                                  -----------     ----------
          Total deferred income tax liabilities...........................            (82,215)       (96,142)
                                                                                  -----------     ----------
          Net deferred income tax asset (liability).......................        $   222,550     $  (40,975)
                                                                                  ===========     ==========

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

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                          IDENTIFICATION OF EXHIBIT
 ------                                          -------------------------
  2.1            --    Agreement and Plan of Merger dated May 7, 2001, as amended, among Industrial
                       Holdings, Inc., T-3 Energy Services, Inc.and First Reserve Fund VIII, Limited
                       Partnership (incorporated herein by reference to Annex I to the Definitive Proxy
                       Statement on Schedule 14A of T-3 dated November 9, 2001).

  2.2            --    Plan and Agreement of Merger dated December 17, 2001, between T-3 Energy
                       Services, Inc. ("the Company") and T-3 Combination Corp (incorporated herein by referenced to Exhibit 2.2 to the Company's Current Report on Form 8-K dated
                       December 31, 2001).

  3.1            --    Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated
                       December 31, 2001).

  3.2            --    Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit
                       3.2 to the Company's Current Report on Form 8-K dated December 31, 2001).

  4.1            --    Specimen Certificate of Common Stock, $.001 par value, of the Company
                       (incorporated herein by reference to Exhibit 4.1 to the Company's 2001 Annual
                       Report on Form 10-K).

  4.2            --    Warrants to purchase 30,000 shares of the Company's Common Stock at $12.50 per share issued to SJMB, L.P. in connection with the acquisition of OF Acquisition,
                       L.P. (incorporated herein by reference to Exhibit 4.3 to Industrial Holdings,
                       Inc. Proxy Statement on Schedule 14A dated August 15, 2000).

  4.3            --    Warrants to purchase 40,000 shares of the Company's Common Stock for $12.50 per share issued to SJMB, LP in consideration of a bank guaranty provided on behalf of Industrial Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 -
                       Exhibit A to Industrial Holdings, Inc. Proxy Statement on Schedule 14A dated
                       August 15, 2000).

   4.4           --    Warrants to purchase 75,000 shares of the Company's Common Stock for $12.50 per share issued to SJMB, L.P. as compensation for consulting services (incorporated herein by reference to Exhibit 4.9 to the Company's 2001 Annual Report on Form
                       10-K).

   4.5           --    Warrants to purchase 30,000 shares of the Company's Common Stock for $12.50 per share issued to Robert E. Cone as compensation (incorporated herein by reference to Exhibit 4.10 to the Company's 2001 Annual Report on Form 10-K).

   4.6           --    Form of warrant to purchase 325,000 shares of the Company's Common Stock at
                       $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex
                       VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9,
                       2001).

  10.1           --    Employment Agreement of Michael L. Stansberry (incorporated herein by reference to Exhibit 10.1 to the Company's 2001 Annual Report on Form 10-K).

  10.2           --    Employment Agreement of Michael T. Mino (incorporated herein by reference to
                       Exhibit 10.2 to the Company's 2001 Annual Report on Form 10-K).

  10.3*          --    Employment Agreement of Steven J. Brading

  10.4*          --    Employment Agreement of W. Hunt Hodge

  10.5           --    Registration Rights Agreement dated December 17, 2001, among Industrial
                       Holdings, Inc. and the Stockholders thereto (incorporated herein by reference to
                       Exhibit 10.1 to Industrial Holdings, Inc. Report on Form 8-K dated December 31,
                       2001).

                       dated December 31, 2001).

  10.6           --    Credit Agreement dated December 18, 2001, among T-3 Energy Services, Inc. and
                       Wells Fargo Bank, National Association, as Agent for the Banks (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K
                       dated December 31, 2001).

  10.7*          --    Third Amendment to Credit Agreement between Wells Fargo Bank Texas, National
                       Association and the Company dated February 20, 2003.

  10.8           --    Loan Agreement dated December 18, 2001, among T-3 Energy Services, Inc. and
                       Wells Fargo Energy Capital, Inc., as agent for the Lenders (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated December
                       31, 2001).

  10.9           --    Asset Purchase Agreement dated October 26, 2001 among IHI, American Rivet
                       Company, Inc. and ARC Acquisition Corp (incorporated herein by reference to
                       Exhibit 10.4 to the Company's Report on Form 8-K dated December 31, 2001).

  10.10          --    Stock Purchase Agreement dated November 14, 2001 between IHI and GHX Acquisition
                       Corp. (incorporated herein by reference to Exhibit 10.5 to the Company's Report on Form 8-K dated December 31, 2001).

  10.11          --    Asset Purchase Agreement dated November 6, 2001 among IHI, Landreth Metal
                       Forming, Inc. and Landreth Fastener Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 8-K dated December 31,
                       2001).

  10.12          --    Stock Purchase Agreement dated November 15, 2001, among IHI, Donald Carlin and
                       Robert E. Cone with respect to disposition of Beaird Industries, Inc.
                       (incorporated herein by reference to Exhibit 10.7 to the Company's Report on
                       Form 8-K dated December 31, 2001).

  10.13          --    Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc. dated May
                       7, 2001 (incorporated herein by reference to Exhibit 2.1 to Industrial Holdings,
                       Inc. Report on Form 10-Q dated May 15, 2001).

  10.14          --    T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated
                       effective July 30, 2002 (incorporated herein by reference to the Company's Form
                       S-8 filed November 18, 2002).

  16.1           --    Letter regarding change in certifying accountants (incorporated herein by reference to the Company's Form 8-K filed June 28, 2002).

  21.1*          --    Subsidiaries of the Company.

  23.1*          --    Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries.

  99.1*          --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                       906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

  99.2*          --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                       906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

----------

* Filed herewith.