Form 10-K/A
period 2002-12-31
T-3 ENERGY SERVICES INC
filed 2003-04-28
CIK 879884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

                               TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 CLASS B WARRANT
                                 CLASS C WARRANT
                                 CLASS D WARRANT

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of common stock held by non-affiliates was $19,173,479 at June 28, 2002. As of April 25, 2003, there were 10,581,669 shares of common stock outstanding.

      Documents incorporated by reference: None.

                                EXPLANATORY NOTE:

     This amendment on Form 10-K/A amends the Company's Form 10-K for the fiscal year ended December 31, 2002 filed on March 21, 2003 (the "2002 Form 10-K"). The Company is re-filing Items 10,11,12 and 13 of Part III to comply with the filing deadline imposed on information required by those items. Other than as set forth in the preceding sentence, the Company has made no changes to the 2002 Form 10-K. In accordance with Section 906 of the Sarbanes-Oxley Act of 2002, the Company has filed new certifications as Exhibits 99.3 and 99.4.


                                TABLE OF CONTENTS

                                    FORM 10-K


Item                                                                                                      Page
----                                                                                                      ----

                                                     PART III

10.    Directors and Executive Officers of the Registrant..............................................    1

11.    Executive Compensation..........................................................................    3

12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..    8

13.    Certain Relationships and Related Transactions..................................................    9

     Unless otherwise indicated, all references to "we," "us," "our," "our company" or "T-3" include T-3 Energy Services, Inc. and all of its subsidiaries.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                      PRINCIPAL POSITION                                  DIRECTOR
         NAME                          WITH THE COMPANY                  AGE                SINCE
         ----                         ------------------                 ---              --------

                              CLASS I DIRECTOR WHOSE TERM WILL EXPIRE IN 2005

Mark E. Baldwin              Chairman of the Board                         49                2003

                     CLASS II DIRECTORS WHOSE TERM (IF RE-ELECTED) WILL EXPIRE IN 2006

Joseph R. Edwards            Director                                      30                2001

Steven W. Krablin            Director                                      53                2001

James M. Tidwell             Director                                      56                2001

                             CLASS III DIRECTORS WHOSE TERM WILL EXPIRE IN 2004

Thomas A. Denison            Director                                      42                2001

Ben A. Guill                 Director                                      52                2001

Michael L. Stansberry        President, Chief Executive Officer            55                2001
                             And Director

         Mark E. Baldwin was appointed chairman of the board of the Company effective April 16, 2003. Mr. Baldwin is currently an operating partner with First Reserve Corporation. From October 2001 to August 2002, Mr. Baldwin was executive vice president and chief financial officer of Nextiraone, LLC, a distributor and service provider of voice and data network infrastructure equipment. From September 1997 to April 2001, Mr. Baldwin was chairman of the board and chief executive officer of Pentacon, Inc., a distributor of fasteners and small parts. Prior to 1997, Mr. Baldwin spent 17 years with Keystone International, Inc., a manufacturer of industrial flow control equipment, in a variety of positions, the most recent of which was president of its industrial valves and controls group.

         Joseph R. Edwards has served as a director of the Company since the consummation of the merger between T-3 Energy Services, Inc. and Industrial Holdings, Inc. (which was renamed T-3 Energy Services, Inc.) on December 17, 2001 (referred to herein as the "merger"). Mr. Edwards also served as a director, assistant secretary and assistant treasurer of the Company from February 2000 until December 2001. Mr. Edwards has served in various capacities at First Reserve Corporation since joining the firm in March 1998 and currently serves as vice president in its Houston office. From July 1995 until March 1998, Mr. Edwards served as a member of the corporate finance team of Simmons & Company International, a Houston-based, energy-focused investment-banking firm. Mr. Edwards is a director of Superior Energy Services, Inc.

         Steven W. Krablin has served as a director of the Company since the consummation of the merger on December 17, 2001. From January 1996 to the present, Mr. Krablin has served as vice president and chief financial and accounting officer for National Oilwell, Inc., a NYSE manufacturer of drilling equipment and a distributor of oilfield supplies.

         James M. Tidwell has served as a director of the Company since the consummation of the merger on December 17, 2001. From January 2000 to the present, Mr. Tidwell has served as vice president - finance and chief financial officer of WEDGE Group Incorporated, a privately owned investment company with holdings in manufacturing, hotels, commercial real estate and oilfield services. From August 1996 through June 1999, Mr. Tidwell served as executive vice president and chief financial officer of Daniel Industries, Inc., and he served as president of Daniel Measurement & Control from July 1999 until January 2000. Before then, Mr. Tidwell served as vice president and chief financial officer of Hydril Co., from August 1992 until July 1996. Mr. Tidwell is a director of Pioneer Drilling Company, Eott Energy Corp. and TGC Industries, Inc.

         Thomas R. Denison has served as a director of the Company since the consummation of the merger on December 17, 2001. Mr. Denison also served as a director, vice president, secretary and treasurer of the former T-3 Energy Services, Inc. from February 2000 until December 2001. Mr. Denison has been a managing director of First Reserve Corporation since he joined the firm in January 1998. Before then, he was a partner in the international law firm of Gibson, Dunn & Crutcher LLP, where he worked for 12 years from August 1986 until January 1998 specializing in corporate securities transactions and mergers and acquisitions.

         Ben A. Guill has served as a director of the Company since December 17, 2001. Mr. Guill served as chairman of the board of the Company from the consummation of the merger on December 17, 2001 until the appointment of Joel V. Staff as chairman of the board on December 19, 2001. Mr. Guill is president of First Reserve Corporation and has served in that capacity since joining that firm in October 1998. Prior to joining First Reserve Corporation, Mr. Guill spent 18 years with Simmons & Company International, a Houston-based, energy-focused investment banking firm, from March 1980 until September 1998, where he served in various capacities last serving as managing director and co-head of investment banking. Mr. Guill is a director of National Oilwell, Inc., Superior Energy Services, Inc., TransMontaigne, Inc., Quanta Services, Inc., Dresser, Inc. and Chicago Bridge & Iron Company N.V.

         Michael L. Stansberry has served as president, chief executive officer and a director of the Company since the consummation of the merger on December 17, 2001. From February 2000 until the merger, Mr. Stansberry served as chief executive officer and president of the former T-3 Energy Services, Inc., which was acquired in the merger. From April 1999 until February 2000, he served as a consultant to First Reserve Corporation formulating and developing the strategy for the former T-3 Energy Services, Inc. Mr. Stansberry was with Continental Emsco Company from September 1995 until April 1999 serving as president and chief operating officer from November 1995 until April 1999. Before then, he was president and chief executive officer of Enterra Oilfield Rental from September 1990 until September 1995.

         Steven J. Brading has served as vice president, chief financial officer, treasurer and secretary of the Company since July 2002. From May 1999 until July 2002, Mr. Brading served as vice president and chief financial officer of OSCA, Inc. From 1993 to 1999, Mr. Brading was employed by the Camco Products and Services division of Camco International, Inc., most recently as vice president of finance and information systems. Prior to 1993, Mr. Brading was employed by LTV Corporation as the controller of its drilling equipment division. Mr. Brading is a certified public accountant.

         W. Hunt Hodge has served as vice president - human resources of the Company since January 2002. From August 1991 until August 2001, Mr. Hodge served as vice president - administration and from August 1985 until August 1991 he served as manager - administration for Mariner Energy, Inc., and its predecessors, Trafalgar House Oil & Gas and Hardy Oil and Gas, Inc. Mr. Hodge held various management positions with Santa Fe Minerals, Inc. from 1980 through 1985.

         Michael T. Mino has served as vice president and corporate controller of the Company since August 2002. Prior to that he served as vice president, chief financial officer, secretary and treasurer of the Company since the consummation of the merger on December 17, 2001. From March 2000 until the merger, Mr. Mino served as vice president and chief financial officer of the former T-3 Energy Services, Inc., which was acquired in the merger. From July 1997 until March 2000, he served as chief financial officer, secretary and treasurer of Tulsa Industries, Inc., a manufacturer of oilfield equipment headquartered in Tulsa, Oklahoma. From July 1995 until July 1997, he served as chief financial officer of Intellicard Communications, Inc., a privately held reseller of long distance service. Before then, Mr. Mino was in public accounting for eighteen years with PricewaterhouseCoopers L.L.P., the last six of which he served as a partner in the firm's Business Assurance Division.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the forms received by us, we believe that during 2002, all filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information covering compensation paid or accrued during 2002, 2001 and 2000, as applicable, to our chief executive officer and certain other executive officers (the "Named Executive Officers").

                                                                                         LONG-TERM COMPENSATION
                                                                                ---------------------------------------
                                                 ANNUAL COMPENSATION                     AWARDS               PAYOUTS
                                        -------------------------------------   -------------------------   -----------
                                                                     OTHER
                                                                    ANNUAL      RESTRICTED                                 ALL OTHER
                                                                    COMPEN-       STOCK       SECURITIES       LTIP         COMPEN-
                                          SALARY       BONUS        SATION        AWARDS      UNDERLYING      PAYOUTS       SATION
NAME AND PRINCIPAL POSITION      YEAR      ($)          ($)           ($)          ($)          OPTIONS         ($)           ($)
---------------------------      ----   ----------   ----------   -----------   -----------   -----------   -----------   ----------

Michael L. Stansberry (1) ....   2002      200,000           --            --            --        10,000            --           --
   President and Chief           2001        8,333       75,000            --            --            --            --           --
   Executive Officer

Steven J. Brading (2) ........   2002       77,583           --            --            --        50,000            --           --
   Vice President, Chief
   Financial Officer,
   Treasurer and Secretary

W. Hunt Hodge(3) .............   2002      126,000           --            --            --        10,000            --           --
   Vice President - Human
   Resources

Michael T. Mino (1) ..........   2002      165,000           --            --            --            --            --           --
   Vice President and            2001        6,875       41,250            --            --            --            --           --
   Corporate Controller

(1) Mr. Stansberry and Mr. Mino became employees of the Company upon the consummation of the merger on December 17, 2001. Their salary for 2001 reflects amounts from the date of the merger through December 31, 2001.

(2) Mr. Brading became an employee of the Company in July 2002; his salary reflects compensation from July 2002 through December 31, 2002.

(3)   Mr. Hodge became an employee of the Company in January 2002.

(4) OPTION GRANTS DURING 2002

         The following table provides certain summary information regarding options granted during 2002 to the Named Executive Officers.

                                                  INDIVIDUAL GRANTS
                              ------------------------------------------------------------
                                               PERCENTAGE                                         POTENTIAL REALIZABLE
                                NUMBER OF       OF TOTAL                                                VALUE AT
                               SECURITIES       OPTIONS                                          ASSUMED ANNUAL RATES OF
                               UNDERLYING      GRANTED TO                                       STOCK PRICE APPRECIATION
                                OPTIONS        EMPLOYEES        EXERCISE                             FOR OPTION TERM
                                GRANTED        IN FISCAL         PRICE         EXPIRATION      ---------------------------
NAME                            (#) (1)          YEAR            ($/SH)           DATE            5% ($)         10% ($)
----                          -----------     -----------      -----------     -----------     -----------     -----------
Michael L. Stansberry ...          10,000             4.8%            9.50         2/26/12          63,614         163,726

Steven J. Brading .......          50,000            24.1%            7.55         7/22/12         252,780         650,595

W. Hunt Hodge ...........          10,000             4.8%            9.50         2/26/12          63,614         163,726

Michael T. Mino .........              --              --               --              --              --              --

(1) These options vest in equal increments over three years from the grant date.

OPTION EXERCISES DURING 2002 AND YEAR END OPTION VALUES

         The following table sets forth information on unexercised options and the value of in-the-money, unexercised options held by the Named Executive Officers at December 31, 2002. No options were exercised by the Named Executive Officers in 2002. None of the options held by the Named Executive Officers were in-the-money as of December 31, 2002.

                                           NUMBER OF SECURITIES
                                                UNDERLYING
                                           UNEXERCISED OPTIONS
                                          AT FISCAL YEAR END (#)
                                      -----------------------------
NAME                                  EXERCISABLE     UNEXERCISABLE
----                                  ------------    -------------

Michael L. Stansberry ...........           61,294           61,882

Steven J. Brading ...............               --           50,000

W. Hunt Hodge ...................               --           10,000

Michael T. Mino .................           24,183           20,422

COMPENSATION OF DIRECTORS

         During 2002, outside directors, other than the chairman, received an annual fee of $10,000, $1,000 for attendance at board meetings and $500 for attendance at committee meetings, as well as reimbursement for reasonable travel expenses incurred in attending such meetings. During 2002, the chairman (Joel V. Staff, who resigned from the Board in April 2003) received an annual fee of $20,000, $1,000 for attendance at board meetings and $500 for attendance at committee meetings, as well as reimbursement for reasonable travel expenses incurred in attending such meetings. During 2002, each of the non-employee directors, excluding the chairman, was awarded 5,000 stock options. The chairman was awarded 26,500 stock options. Options granted to non-employee directors have an exercise price equal to the fair market value of the Company's common stock on the date of grant, vest over a three-year period, and expire 10 years after the effective date of the grant, subject to prior termination, all pursuant to the terms of the T-3 Energy Services, Inc. 2002 Stock Incentive Plan.

EMPLOYMENT AGREEMENTS

         T-3 has employment agreements with Michael L. Stansberry, its president and chief executive officer, Steven J. Brading, its vice president, chief financial officer, treasurer and secretary, W. Hunt Hodge, its vice president of human resources and Michael T. Mino, its vice president and corporate controller. The agreements are for a one-year term commencing February 2000 for Mr. Stansberry, July 2002 for Mr. Brading, and January 2002 for Mr. Hodge and March 2000 for Mr. Mino, and are automatically renewed at the end of each calendar month such that the remaining term of the agreement is always one year. The employment agreements provide for annual base salaries of $200,000 for Mr. Stansberry, $183,750 for Mr. Brading, $132,000 for Mr. Hodge and $165,000 for Mr. Mino. Each of the agreements contains non-competition covenants for two years after termination of the agreement and standard confidentiality covenants with respect to T-3's trade secrets. The agreements also provide for monthly severance payments (i) for a period of one year after termination equal to the employee's monthly base salary on termination of employment by T-3 other than due to death, disability or cause (as defined in the agreements) and (ii) for a period of two years after termination equal to the employee's monthly base salary, if, within 18 months of a change of control (as defined in the agreements) transaction (including the merger on December 17, 2001), the executive has a material demotion in his title or responsibilities or is transferred outside of Houston, Texas, and the executive resigns within 60 days after that demotion or transfer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Compensation Committee members Messrs. Guill and Denison are both employees of First Reserve Corporation, a related party with which the Company engaged in certain transactions during 2002. See "Item 13. Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Compensation for the executive officers for 2002 was determined based on the contractual terms of the executives' employment agreements and bonus plans approved by T-3's board of directors. Bonus compensation is determined based upon achievement of certain specified company earnings targets.

         For future periods, under the supervision of the committee, T-3 will develop and implement compensation policies, plans and programs designed to enhance the profitability of the Company, and therefore stockholder value, by aligning closely the financial interests of the T-3's senior executives with those of its stockholders. The committee has adopted the following objectives as guidelines for making its compensation decisions:

- provide a competitive total compensation package that enables the Company to attract and retain key executives;

- integrate all compensation programs with the Company's annual and long-term business objectives and strategy, and focus executive behavior on the fulfillment of those objectives; and

- provide variable compensation opportunities that are directly linked to the performance of the Company and that align executive remuneration with the interests of stockholders.

         Executive base compensation for executives is intended to be competitive with that paid in comparably situated industries and to provide a reasonable degree of financial security and flexibility to those individuals who the board of directors regards as adequately performing the duties associated with the various executive positions. In furtherance of this objective, the committee periodically, though not necessarily annually, reviews the salary levels of a sampling of companies that are regarded by the committee as having sufficiently similar financial and operational characteristics to provide a reasonable basis for comparison. Although the committee does not attempt to specifically tie executive base pay to that offered by any particular sampling of companies, the review provides a useful gauge in administering the Company's base compensation policy. In general, however, the committee considers the credentials, length of service, experience, and consistent performance of each individual executive when setting compensation levels.

         To ensure retention of qualified management, the Company entered into an employment agreement with its president and chief executive officer, Michael
L. Stansberry. The employment agreement established annual base salary amounts that the committee may increase based on the foregoing criteria. In addition, based upon the Company's performance in fiscal 2002, the committee awarded Mr. Stansberry an incentive stock option to purchase 10,000 shares of common stock in February 2003. No bonus compensation was awarded to Mr. Stansberry in 2002 since the Company did not meet its earnings targets.

         The T-3 Energy Services 2002 Stock Incentive Plan is intended to provide key employees (including executive officers) of the Company and its subsidiaries with a continuing proprietary interest in the Company, with a view to increasing the interest in the Company's welfare of those personnel who share the primary responsibility for the management and growth of the Company. Moreover, the incentive plan provides a significant non-cash form of compensation that is intended to benefit the Company by enabling it to continue to attract and to retain qualified personnel.

         The committee is authorized to make incentive equity awards under the incentive plan to key employees, including officers (whether or not they are also directors), of the Company and its subsidiaries. Although the incentive awards are not based on any one criterion, the committee will direct particular attention to management's ability to implement the Company's strategy of geographic expansion through acquisition followed by successful integration and assimilation of the acquired companies. In making incentive awards, the committee will also consider margin improvements achieved through management's realization of operational efficiencies, as well as revenue and earnings growth.

         The committee is currently comprised of Ben A. Guill and Thomas R. Denison. Joel V. Staff also served as a member of the committee and as its chairman until his resignation on April 16, 2003.


                                    COMPENSATION COMMITTEE
                                    Ben A. Guill
                                    Thomas R. Denison

PERFORMANCE GRAPH

         The following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index, the NASDAQ Industrial Index and the PHLX Oil Service Sector Index over the period from December 31, 1997 to December 31, 2002. In the past the Company has provided a comparison to the Standard & Poor's Oil and Gas Drilling and Equipment Index, and the following performance graph compares the cumulative total stockholder return on the common stock to the cumulative total stockholder return on that index over the period from December 31, 1997 to December 31, 2001. However, the Standard & Poor's Oil and Gas Drilling and Equipment Index was discontinued in 2002. As a result, the Company cannot provide a comparison of the common stock to the Standard & Poor's Oil and Gas Drilling and Equipment Index over the period from December 31, 2001 to December 31, 2002. The graph assumes that $100 was invested on December 31, 1997 in the common stock and in each of the other indices and the reinvestment of all dividends, if any.

                                                                 S&P
                                                              Oil & Gas       Philadelphia
                              NASDAQ           NASDAQ       (Drilling and     Oil Service
                            Composite        Industrial       Equipment)         Index             TTES
                           ------------     ------------    -------------     ------------     ------------

Dec. 31, 1997                    100.00           100.00           100.00           100.00           100.00
Dec. 31, 1998                    139.63           106.82            56.42            45.06            70.71
Dec. 31, 1999                    259.13           183.37            75.98            75.16            20.71
Dec. 31, 2000                    157.32           121.45           102.28           109.10             8.59
Dec. 31, 2001                    124.20           113.77            68.74            76.19             8.69
Dec. 31, 2002                     85.05            84.33              N/A            75.81             5.25

                              (PERFORMANCE GRAPH)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth certain information regarding the beneficial ownership of our common stock at April 21, 2003, by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

                   NAME OF                             NUMBER OF SHARES            PERCENTAGE OF
              BENEFICIAL OWNER                       BENEFICIALLY OWNED(1)            CLASS
              ----------------                       ---------------------       ----------------

First Reserve Fund VIII, L.P. (2)
600 Travis, Suite 6000
Houston, Texas 77002 .............................            9,384,217                 86.1%

DIRECTORS AND EXECUTIVE OFFICERS:
Michael L. Stansberry (3) ........................               83,606                    *
Steven J. Brading ................................                1,400                    *
W. Hunt Hodge(4) .................................                8,333                    *
Michael T. Mino (5) ..............................               26,114                    *
Steven W. Krablin (6) ............................               17,695                    *
Thomas A. Denison (7) (11) .......................                1,667                    *
Joseph R. Edwards (8) (11) .......................                1,667                    *
Ben A. Guill (9) (11) ............................                1,667                    *
Mark E. Baldwin ..................................                   --                    *
James M. Tidwell(10) .............................                2,667                    *
All directors and executive officers
as a group (10 persons) (1) and (3) - (11) .......            9,537,865                 86.7%

----------

*Less than 1%

(1) Subject to community property laws where applicable, each person has sole voting and investment power with respect to the shares listed, except as otherwise specified. Each person is a United States citizen. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission.

(2) Includes 313,943 shares that may be acquired upon the exercise of warrants exercisable within 60 days. First Reserve Corporation is the general partner of the general partner of First Reserve Fund VIII, L.P. Ben A. Guill, William E. Macaulay and John A. Hill, are the directors of First Reserve Corporation. The executive officers of First Reserve Corporation are Mr. Macaulay -- chairman, chief executive officer and managing director; Mr. Guill -- president and managing director; Mr. Hill -- vice chairman and managing director; Thomas R. Denison -- general counsel, secretary and managing director; J. Will Honeybourne -- managing director; Thomas J. Sikorski -- managing director; and Jennifer G. Kornfield -- vice president, treasurer and controller. Each of Hardy Murchison, Alex Kruger, Timothy H. Day and Joseph R. Edwards is a vice president of First Reserve Corporation. Each of these individuals disclaims beneficial ownership of the shares held by First Reserve Fund VIII. Also includes 5,000 shares that may be acquired upon the exercise of stock options issued to Messrs. Guill, Denison and Edwards. First Reserve Corporation claims beneficial ownership of these shares due to the aforementioned relationships.

(3) Includes 59,917 shares that may be acquired upon the exercise of stock options and 977 shares that may be acquired upon the exercise of warrants that are exercisable within 60 days.

(4) Includes 3,333 shares that may be acquired upon the exercise of stock options.

(5) Includes 22,325 shares that may be acquired upon the exercise of stock options and 156 shares that may be acquired upon the exercise of warrants that are exercisable within 60 days.

(6) Includes 3,483 shares that may be acquired upon the exercise of stock options and 586 shares that may be acquired upon the exercise of warrants that are exercisable within 60 days.

(7) Includes 1,667 shares that may be acquired upon the exercise of stock options.

(8) Includes 1,667 shares that may be acquired upon the exercise of stock options.

(9) Includes 1,667 shares that may be acquired upon the exercise of stock options.

(10) Includes 1,667 shares that may be acquired upon the exercise of stock options.

(11) Although each of Messrs. Denison, Edwards and Guill is a director of officer of First Reserve Corporation, the general partner of First Reserve Fund VIII, L.P., each of them disclaims beneficial ownership of the shares held by First Reserve Fund VIII, L. P.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information with respect to compensation plans under which our securities are authorized for issuance as of December 31, 2002:

                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING
                                                                                                   AVAILABLE FOR
                                                          NUMBER OF                               FUTURE ISSUANCE
                                                      SECURITIES TO BE                             UNDER EQUITY
                                                         ISSUED UPON        WEIGHTED-AVERAGE    COMPENSATION PLANS
                                                         EXERCISE OF       EXERCISE PRICE OF        (EXCLUDING
                                                         OUTSTANDING          OUTSTANDING           SECURITIES
                                                      OPTIONS, WARRANTS    OPTIONS, WARRANTS       REFLECTED IN
                                                          AND RIGHTS           AND RIGHTS            COLUMN (a))
               PLAN CATEGORY                                 (a)                  (b)                   (c)
               -------------                          -----------------    -----------------    ------------------
Equity compensation plans approved by
security holders                                                471,880     $          14.42              528,120
Equity compensation plans not approved by
security holders                                                     --     $             --                   --
                                                       ----------------     ----------------     ----------------
Total                                                           471,880     $          14.42              528,120

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to First Reserve. The $10 per share price was at a premium to the Company's then recent trading history. The Company's common stock closed at $9.30 per share on March 19, 2002, the effective date of the transaction.

         The Company leases certain building under noncancelable operating leases from current employees of the Company. Lease commitments under these leases are approximately $684,000, $522,000, and $108,000 for 2003, 2004 and
2005, respectively. Rent expense to related parties was $907,000 for the year ended December 31, 2002.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 25TH DAY OF APRIL, 2003.

                                               T-3 ENERGY SERVICES, INC.

                                    By: /s/ STEVEN J. BRADING
                                       -----------------------------------------
                                          STEVEN J. BRADING (CHIEF FINANCIAL
                                              OFFICER AND VICE PRESIDENT)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 25TH DAY OF APRIL, 2003.

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

By: /s/ MARK E. BALDWIN                              Chairman of the Board
    ------------------------------------
      MARK E. BALDWIN

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

By: /s/ JOSEPH R. EDWARDS                            Director
    ------------------------------------
      JOSEPH R. EDWARDS

By: /s/ BEN A. GUILL                                 Director
    ------------------------------------
      BEN A. GUILL

By: /s/ STEVEN W. KRABLIN                            Director
    ------------------------------------
      STEVEN W. KRABLIN

By: /s/ JAMES M. TIDWELL                             Director
    ------------------------------------
      JAMES M. TIDWELL

                                 CERTIFICATIONS

I, Michael L. Stansberry, certify that:

1.       I have reviewed this annual report on Form 10-K/A of T-3 Energy
         Services, Inc.;

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


                                             /s/ MICHAEL L. STANSBERRY
                                             -----------------------------------
                                             Michael L. Stansberry
                                             Chief Executive Officer
                                             April 25, 2003

                                 CERTIFICATIONS


I, Steven J. Brading, certify that:

1.       I have reviewed this annual report on Form 10-K/A of T-3 Energy
         Services, Inc.;

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


                                             /s/ STEVEN J. BRADING
                                             -----------------------------------
                                             Steven J. Brading
                                             Chief Financial Officer
                                             April 25, 2003

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                 IDENTIFICATION OF EXHIBIT
     -------                -------------------------

       2.1            --    Agreement and Plan of Merger dated May 7, 2001, as amended, among
                            Industrial Holdings, Inc., T-3 Energy Services, Inc. and First Reserve
                            Fund VIII, Limited Partnership (incorporated herein by reference to Annex
                            I to the Definitive Proxy Statement on Schedule 14A of T-3 dated November
                            9, 2001).

       2.2            --    Plan and Agreement of Merger dated December 17, 2001, between T-3 Energy
                            Services, Inc. ("the Company") and T-3 Combination Corp (incorporated herein by referenced to Exhibit 2.2 to the Company's Current Report on
                            Form 8-K dated December 31, 2001).

       3.1            --    Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form
                            8-K dated December 31, 2001).

       3.2            --    Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to
                            Exhibit 3.2 to the Company's Current Report on Form
                            8-K dated December 31, 2001).

       4.1            --    Specimen Certificate of Common Stock, $.001 par value, of the Company
                            (incorporated herein by reference to Exhibit 4.1 to the Company's 2001
                            Annual Report on Form 10-K).

       4.2            --    Warrants to purchase 30,000 shares of the Company's Common Stock at $12.50 per share issued to SJMB, L.P. in connection with the acquisition of OF
                            Acquisition, L.P. (incorporated herein by reference to Exhibit 4.3 to
                            Industrial Holdings, Inc. Proxy Statement on Schedule 14A dated August 15,
                            2000).

       4.3            --    Warrants to purchase 40,000 shares of the Company's Common Stock for
                            $12.50 per share issued to SJMB, LP in consideration of a bank guaranty provided on behalf of Industrial Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 - Exhibit A to Industrial Holdings, Inc. Proxy
                            Statement on Schedule 14A dated August 15, 2000).

       4.4            --    Warrants to purchase 75,000 shares of the Company's Common Stock for
                            $12.50 per share issued to SJMB, L.P. as compensation for consulting services (incorporated herein by reference to Exhibit 4.9 to the Company's
                            2001 Annual Report on Form 10-K).

       4.5            --    Warrants to purchase 30,000 shares of the Company's Common Stock for
                            $12.50 per share issued to Robert E. Cone as compensation (incorporated herein by reference to Exhibit 4.10 to the Company's 2001 Annual Report on
                            Form 10-K).

       4.6            --    Form of warrant to purchase 325,000 shares of the Company's Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A
                            of T-3 dated November 9, 2001).

      10.1            --    Employment Agreement of Michael L. Stansberry (incorporated herein by reference to Exhibit 10.1 to the Company's 2001 Annual Report on Form
                            10-K).

      10.2            --    Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company's 2001 Annual Report on Form 10-K).

      10.3            --    Employment Agreement of Steven J. Brading (incorporated herein by reference to Exhibit 10.3 to the Company's 2002 Annual Report on Form
                            10-K).

      10.4            --    Employment Agreement of W. Hunt Hodge (incorporated herein by reference to
                            Exhibit 10.4 to the Company's 2002 Annual Report on Form 10-K).

      10.5            --    Registration Rights Agreement dated December 17, 2001, among Industrial
                            Holdings, Inc. and the Stockholders thereto (incorporated herein by reference to Exhibit 10.1 to Industrial Holdings, Inc. Report on Form 8-K
                            dated December 31, 2001).

      10.6            --    Credit Agreement dated December 18, 2001, among T-3 Energy Services, Inc.
                            and Wells Fargo Bank, National Association, as Agent for the Banks
                            (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated December 31, 2001).

      10.7            --    Third Amendment to Credit Agreement between Wells Fargo Bank Texas,
                            National Association and the Company dated February 20, 2003 (incorporated herein by reference to Exhibit 10.7 to the Company's 2002 Annual Report on
                            Form 10-K).

      10.8            --    Loan Agreement dated December 18, 2001,     among T-3 Energy Services,
                            Inc. and Wells Fargo Energy Capital, Inc., as agent for the Lenders
                            (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated December 31, 2001).

      10.9            --    Asset Purchase Agreement dated October 26, 2001 among IHI, American Rivet
                            Company, Inc. and ARC Acquisition Corp (incorporated herein by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated December 31,
                            2001).

      10.10           --    Stock Purchase Agreement dated November 14, 2001 between IHI and GHX
                            Acquisition Corp (incorporated herein by reference to Exhibit 10.5 to the
                            Company's Report on Form 8-K dated December 31, 2001).

      10.11           --    Asset Purchase Agreement dated November 6, 2001 among IHI, Landreth Metal
                            Forming, Inc. and Landreth Fastener Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 8-K dated
                            December 31, 2001).

      10.12           --    Stock Purchase Agreement dated November 15, 2001, among IHI, Donald Carlin and Robert E. Cone with respect to disposition of Beaird Industries, Inc.
                            (incorporated herein by reference to Exhibit 10.7 to the Company's Report on Form 8-K dated December 31, 2001).

      10.13           --    Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc.
                            dated May 7, 2001 (incorporated herein by reference to Exhibit 2.1 to
                            Industrial Holdings, Inc. Report on Form 10-Q dated May 15, 2001).

      10.14           --    T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to the
                            Company's Form S-8 filed November 18, 2002).

      16.1            --    Letter regarding change in certifying accountants (incorporated herein by reference to the Company's Form 8-K filed June 28, 2002).

      21.1            --    Subsidiaries of the Company (incorporated herein by reference to Exhibit
                            21.1 to the Company's 2002 Annual Report on Form 10-K).

      23.1            --    Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries
                            (incorporated herein by reference to Exhibit 23.1 to the Company's 2002
                            Annual Report on Form 10-K).

      99.1            --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
                            (incorporated herein by reference to Exhibit 99.1 to the Company's 2002
                            Annual Report on Form 10-K).

      99.2            --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
                            (incorporated herein by reference to Exhibit 99.2 to the Company's 2002
                            Annual Report on Form 10-K).

      99.3*           --    Updated Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive
                            Officer).

      99.4*           --    Updated Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial
                            Officer).

----------

* Filed herewith.