Form 10-Q
period 2003-03-31
T-3 ENERGY SERVICES INC
filed 2003-05-15
CIK 879884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

     At May 15, 2003, the registrant had 10,581,669 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                     PART I

Item                                                                                                      Page
----                                                                                                      ----
  1.     Financial Statements

              Consolidated Balance Sheets as of March 31, 2003 and
                December 31, 2002........................................................................    1
              Consolidated Statements of Operations for the Three Months Ended
                March 31, 2003 and 2002..................................................................    2
              Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2003 and 2002..................................................................    3
              Notes to Consolidated Financial Statements.................................................    4

  2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................    7

  3.     Quantitative and Qualitative Disclosures about Market Risk......................................   14

  4.     Controls and Procedures.........................................................................   15


                                     PART II

  1.     Legal Proceedings...............................................................................   16

  2.     Changes in Securities and Use of Proceeds ......................................................   16

  3.     Defaults Upon Senior Securities.................................................................   16

  4.     Submission of Matters to a Vote of Security Holders.............................................   16

  5.     Other Information ..............................................................................   16

  6.     Exhibits and Reports on Form 8-K ...............................................................   16

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                     2003                2002
                                                                                     ----                ----
                                                                                 (UNAUDITED)
                                  ASSETS
Current assets:
Cash and cash equivalents...........................................              $      280           $      857
Accounts receivable - trade, net....................................                  21,869               22,519
Inventories, net....................................................                  18,513               18,430
Notes receivable, current portion...................................                   2,440                  696
Deferred income taxes...............................................                   3,199                2,595
Prepaids and other current assets...................................                   4,580                5,262
                                                                                  ----------           ----------
     Total current assets...........................................                  50,881               50,359

Property and equipment, net.........................................                  29,612               29,927
Notes receivable, less current portion..............................                   1,681                5,053
Goodwill, net.......................................................                  96,634               96,986
Other intangible assets, net........................................                   3,395                3,663
Other assets........................................................                     523                  611
                                                                                  ----------           ----------

Total assets........................................................              $  182,726           $  186,599
                                                                                  ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade............................................              $   10,771           $   14,433
Accrued expenses and other..........................................                   7,847                7,781
Current maturities of long-term debt................................                   3,472                3,463
                                                                                  ----------           ----------
     Total current liabilities......................................                  22,090               25,677

Long-term debt, less current maturities.............................                  26,423               26,441
Other long-term liabilities.........................................                   1,092                1,108
Deferred income taxes...............................................                   2,827                2,764

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding.................                     ---                  ---
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 shares issued and outstanding at March 31, 2003
        and December 31, 2002 ......................................                      11                   11
     Warrants, 517,862 and 3,489,079 issued and outstanding at
        March 31, 2003 and December 31, 2002, respectively  ........                     853                  938
     Additional paid-in capital.....................................                 122,923              122,833
     Retained earnings..............................................                   6,507                6,827
                                                                                  ----------           ----------
        Total stockholders' equity..................................                 130,294              130,609
                                                                                  ----------           ----------

Total liabilities and stockholders' equity..........................              $  182,726           $  186,599
                                                                                  ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     2003               2002
                                                                                     ----               ----
Revenues:
    Products...........................................................        $     26,585        $     27,946
    Services...........................................................               9,294               8,464
                                                                               ------------        ------------
                                                                                     35,879              36,410
Cost of revenues:
    Products...........................................................              19,753              20,609
    Services...........................................................               6,543               5,230
                                                                               ------------        ------------
                                                                                     26,296              25,839

Gross profit...........................................................               9,583              10,571

Selling, general and administrative expenses...........................               7,561               7,569
                                                                               ------------        ------------

Income from operations.................................................               2,022               3,002

Interest expense.......................................................                 774                 980

Interest income........................................................                  56                 180

Write-down of acquired note receivable.................................               1,703                 ---

Other income, net......................................................                 (11)                (11)
                                                                               ------------        ------------

Income (loss) before provision for income taxes........................                (388)              2,213

Provision (benefit) for income taxes...................................                 (68)                906
                                                                               ------------        ------------

Net income (loss)......................................................        $       (320)       $      1,307
                                                                               ============        ============

Earnings (loss) per common share:
    Basic..............................................................        $       (.03)       $        .14
                                                                               ============        ============
    Diluted............................................................        $       (.03)       $        .14
                                                                               ============        ============

Weighted average common shares outstanding:
    Basic..............................................................              10,582               9,626
                                                                               ============        ============
    Diluted............................................................              10,582               9,626
                                                                               ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         2003            2002
                                                                                         ----            ----
Cash flows from operating activities:
Net income (loss)..........................................................           $     (320)     $    1,307
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Bad debt expense......................................................                   80             ---
     Depreciation and amortization.........................................                1,021             953
     Amortization of deferred loan costs...................................                  222             212
     Write-down of acquired note receivable................................                1,703             ---
     Deferred taxes........................................................                 (541)             85
     Amortization of stock compensation....................................                    5               7
   Changes in assets and liabilities:
       Accounts receivable - trade.........................................                  570           3,609
       Inventories, net....................................................                  (83)           (119)
       Prepaids and other current assets...................................                  878            (467)
       Notes receivable....................................................                   54              24
       Other assets........................................................                   89            (380)
       Accounts payable - trade............................................               (3,662)         (5,375)
       Accrued expenses and other..........................................                   75            (532)
                                                                                      ----------      ----------

Net cash provided by (used in) operating activities........................                   91            (676)
                                                                                      ----------      ----------

Cash flows from investing activities:
   Purchases of property and equipment.....................................                 (571)           (949)
   Proceeds from sales of property and equipment...........................                   24              28
                                                                                      ----------      ----------
Net cash used in investing activities......................................                 (547)           (921)
                                                                                      ----------      ----------

Cash flows from financing activities:
    Proceeds from long-term debt...........................................                  859             370
    Net repayments under revolving credit facility.........................                  ---         (11,000)
    Payments on long-term debt.............................................                 (868)         (1,594)
    Debt financing costs...................................................                 (112)             (4)
    Proceeds from sales of common stock....................................                  ---          10,000
                                                                                      ----------      ----------

Net cash used in financing activities......................................                 (121)         (2,228)
                                                                                      ----------      ----------

Net decrease in cash and cash equivalents..................................                 (577)         (3,825)
Cash and cash equivalents, beginning of year...............................                  857           5,395
                                                                                      ----------      ----------
Cash and cash equivalents, end of period...................................           $      280      $    1,570
                                                                                      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc., and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company uses the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No 123:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         2003          2002
                                                                       ---------     ---------
          Net income (loss), as reported..........................     $    (320)    $   1,307
          Total stock-based employee compensation expense
               determined under fair value method for all awards
               net of related tax effects.........................           (80)          (65)
                                                                       ---------     ---------
          Net income (loss), as adjusted..........................     $    (400)    $   1,242

          Basic EPS:
            As reported...........................................     $   (0.03)    $    0.14
            As adjusted...........................................     $   (0.04)    $    0.13

          Diluted EPS:
            As reported...........................................     $   (0.03)    $    0.14
            As adjusted...........................................     $   (0.04)    $    0.13

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for 2003 and 2002 were computed on a weighted average basis: risk-free interest rate of 3.76% and 4.92%, expected volatility of 43.60% and 34.50%, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

Write-down of Acquired Note Receivable

     Prior to the merger of the Company and Industrial Holdings, Inc. (IHI), IHI sold a subsidiary, Beaird Industries Inc., to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by the payor of the note of its inability to make timely interest payments and to continue as a going concern unless it restructures its debt obligations. The Company is negotiating revised terms with the payor in an effort to maximize the value and collection of this note. During the first quarter of 2003, the Company reserved approximately 50% of the note, because management believes that the note's net realizable value is approximately $1.7 million.

2.   INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                                                         MARCH 31,      DECEMBER 31,
                                                                           2003             2002
                                                                      ------------      -----------

             Raw materials...................................         $      3,816      $      4,115
             Work in process.................................                3,401             3,357
             Finished goods and component parts..............               11,296            10,958
                                                                      ------------      ------------
                                                                      $     18,513      $     18,430
                                                                      ============      ============

3.   NEWLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The Company adopted this standard in 2003 and there has been no impact on its financial disclosures, financial condition and results of operations.


4.   EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three months ended March 31, 2003 and 2002, as follows (in thousands except per share data):

                                                                                 THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 2003           2002
                                                                              ---------      ---------
      Numerator:
         Net income (loss)............................................        $    (320)     $   1,307
                                                                              =========      =========

      Denominator:
         Weighted average common shares outstanding-- basic...........           10,582          9,626
         Shares for dilutive stock options............................               --             --
                                                                              ---------      ---------
         Weighted average common shares outstanding and
           Assumed conversions-- diluted..............................           10,582          9,626
                                                                              =========      =========

      Basic earnings (loss) per common share .........................        $    (.03)     $     .14
      Diluted earnings (loss) per common share .......................        $    (.03)     $     .14

     For the three months ended March 31, 2003, there were 620,213 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2002, there were 562,350 options and 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company's Class B, C and D warrants totaling 2,971,217 warrants expired on January 14, 2003.

5.   REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States. Segment information for the three months ended March 31, 2003 and 2002 is as follows:

                                                               (DOLLARS IN THOUSANDS)
                                           PRESSURE
                                           CONTROL     PRODUCTS     DISTRIBUTION  CORPORATE     CONSOLIDATED
THREE MONTHS ENDED MARCH 31:
             2003
Revenues ............................    $  17,105    $   9,008      $  9,766     $    ---       $  35,879
Depreciation and amortization........          546          221            86          168           1,021
Income (loss) from operations........        2,799          120           531       (1,428)          2,022
Capital expenditures.................          133          178            74          186             571
             2002
Revenues ............................    $  16,464    $  10,422      $  9,524     $    ---       $  36,410
Depreciation and amortization........          556          225            90           82             953
Income (loss) from operations........        3,009          477           635       (1,119)          3,002
Capital expenditures.................          201          302             9          437             949

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the Company's historical results of operations and financial condition for the three months ended March 31, 2003 and 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

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

     Demand for the Company's products and services is cyclical and is dependent upon activity in the oil and gas industry, especially in the Gulf of Mexico and the United States regions where our products and services are primarily sold. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The level of exploration and production is dependent on current and projected oil and natural gas prices. In the second half of 2001 and continuing through the first quarter of 2002, natural gas prices declined and the United States and worldwide rig counts decreased while oil prices were volatile throughout that same time period. Natural gas prices began to rise somewhat late in the second quarter of 2002 and remained relatively stable throughout the remainder of 2002, before increasing substantially in the first quarter of 2003. In addition, the United States drilling rig count stabilized in the second quarter of 2002, increased slightly, and then remained stable throughout the remainder of 2002, before increasing in the first quarter of 2003. However, the Gulf of Mexico rig count for the first quarter of 2003 was slightly below the rig count for the same period 2002. Management believes that continuing price and general economic uncertainty will impact near-term activity levels in the second quarter of 2003, with the potential for improvement in mid to late 2003.

RESULTS OF OPERATIONS

     The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2003             2002
                                                                                  ----             ----
Revenues:
     Pressure Control................................................        $   17,105        $   16,464
     Products........................................................             9,008            10,422
     Distribution....................................................             9,766             9,524
                                                                             ----------        ----------

                                                                                 35,879            36,410
                                                                             ----------        ----------
Cost of revenues:
     Pressure Control................................................            11,688            10,649
     Products........................................................             7,474             8,393
     Distribution....................................................             7,134             6,797
                                                                             ----------        ----------

                                                                                 26,296            25,839
                                                                             ----------        ----------
Gross profit:
     Pressure Control................................................             5,417             5,815
     Products........................................................             1,534             2,029
     Distribution....................................................             2,632             2,727
                                                                             ----------        ----------

                                                                                  9,583            10,571
                                                                             ----------        ----------
Selling, general and administrative expenses:
     Pressure Control................................................             2,618             2,806
     Products........................................................             1,414             1,552
     Distribution....................................................             2,101             2,092
     Corporate.......................................................             1,428             1,119
                                                                             ----------        ----------

                                                                                  7,561             7,569
                                                                             ----------        ----------
Income (loss) from operations:
     Pressure Control................................................             2,799             3,009
     Products........................................................               120               477
     Distribution....................................................               531               635
     Corporate.......................................................            (1,428)           (1,119)
                                                                             ----------        ----------

                                                                             $    2,022        $    3,002
                                                                             ==========        ==========

Three Months ended March 31, 2003 Compared with Three Months ended March 31,
2002

     Revenues. On a consolidated basis, revenues decreased $0.5 million, or 1%, in 2003 compared to 2002. Although drilling activity and oil and natural gas prices increased from period to period, the continued softness in the Gulf of Mexico rig count was a major cause of the decline in revenues; however, this decrease was partially offset by increased revenues resulting from an improved United States onshore rig count and increased market penetration for our pressure control products and services.

     Revenues for the Pressure Control segment increased $0.6 million, or 4%, in 2003 compared to 2002. The increase in revenues was primarily attributable to an increase in market share for our pressure control products and services and slight revenue increases associated with the higher United States onshore rig count. These revenues were partially offset by the continued softness in Gulf of Mexico drilling rig activity.

     Revenues for the Products segment decreased $1.4 million, or 14%, in 2003 compared to 2002. This decrease was primarily attributable to lower revenues from artificial lift systems and larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

     Revenues for the Distribution segment increased $0.2 million, or 3%, in 2003 compared to 2002 due to certain large customer projects.

     Cost of Revenues. On a consolidated basis, cost of revenues increased $0.5 million, or 2%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 27% in 2003 compared to 29% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services, particularly those sold in the Gulf of Mexico.

     Cost of revenues for the Pressure Control segment increased $1.0 million, or 10%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 32% in 2003 compared to 35% in 2002. The decrease in gross margin was due to pricing pressure for our products and services, and the temporarily higher than normal manufacturing costs of one of our new manufactured pressure control products. We anticipate that this new product will benefit our operations in future periods.

     Cost of revenues for the Products segment decreased $0.9 million, or 11%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 17% in 2003 compared to 19% in 2002. Gross profit margin decreased primarily as a result of pricing pressure for our products and services and a temporary increase in costs associated with delivery requirements for certain fastener products to some of our customers.

     Cost of revenues for the Distribution segment increased $0.3 million, or 5%, in 2003 compared to 2002, primarily due to the increase in revenues in 2003. Gross profit as a percentage of revenues was 27% in 2003 compared to 29% in 2002. Gross profit margin decreased primarily because of pricing pressure for our products, temporary startup costs associated with the sale and distribution of a new valve automation product line and temporary initial costs associated with a new distribution facility located in Houston, Texas. We anticipate that this new product line and location will benefit our operations in future periods.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses remained relatively constant in 2003 when compared to 2002. As a percentage of revenues, selling, general and administrative expenses remained comparable at 21% in both 2003 and 2002.

     Selling, general and administrative expenses for the Pressure Control segment decreased $0.2 million, or 7%, in 2003 compared to 2002. Selling, general and administrative expenses as a percentage of revenues were 15% and 17% for 2003 and 2002, respectively, primarily due to cost reduction strategies.

     Selling, general and administrative expenses for the Products segment decreased $0.1 million, or 9%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses increased from 15% in 2002 to 16% in 2003, primarily because as revenues decreased, fixed selling, general and administrative expenses did not decrease proportionally.

     Selling, general and administrative expenses for the Distribution segment remained relatively constant in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses remained comparable at 22% in both 2003 and 2002.

     Selling, general and administrative expenses for the Corporate operations increased $0.3 million, or 28%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with our information technology network and the integration of the former IHI operating units into T-3.

     Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units in 2001.

     Write-down of Acquired Note Receivable. In the first quarter of 2003, the Company wrote down a note receivable to its estimated net realizable value. The note was acquired in conjunction with the disposal by Industrial Holdings, Inc. of Beaird Industries, Inc. prior to the completion of its merger with T-3. During the first quarter of 2003, the Company was informed by the payor of the note of its inability to make timely interest payments and to continue as a going concern unless it restructures its debt obligations. The Company is negotiating terms with the payor in an effort to maximize the value and collection of this note. A reserve of approximately 50% of the note was recorded because we currently believe that the note's net realizable value is approximately $1.7 million.

     Income Taxes. Income tax (benefit) expense for 2003 was ($0.07) million as compared to $0.9 million in 2002. The effective tax benefit rate was 18% in 2003 compared to an effective tax rate of 41% in 2002. The tax benefit in 2003 was offset by the provision for state taxes and non-deductible expenses that significantly reduced the tax benefit. Included within the net tax benefit of ($0.07) million in 2003 was a ($0.5) million deferred tax benefit arising from the write-down of a note receivable, which is not deductible until realized.

     Net Income (Loss). On a consolidated basis, net income (loss) was ($0.3) million in 2003 compared with $1.3 million in 2002 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had working capital of $28.8 million, current maturities of long-term debt of $3.5 million, long-term debt of $26.4 million and stockholders' equity of $130.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and its principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. The Company has historically financed acquisitions through bank borrowings, sales of equity and convertible notes (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by (Used in) Operating Activities. For the three months ended March 31, 2003, net cash provided by operating activities was $0.09 million compared to $0.7 million used by operating activities in the same period in 2002. Cash provided by operations increased in 2003 as compared to 2002 because of an increase in positive adjustments to net income for non-cash expenses, primarily the write-down of a note receivable, and a net increase in cash provided by working capital accounts, primarily due to a reduction in prepaid expenses and other current assets.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $0.5 million in the three months ended March 31, 2003 compared to $0.9 million in the same period in 2002. For the three months ended March 31, 2003 and 2002, the Company made capital expenditures of approximately $0.6 million and $0.9 million, respectively.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under credit facilities and sales of equity securities. Financing activities used net cash of $0.1 million in the three months ended March 31, 2003 compared to $2.2 million in the same period in 2002. During 2003, the Company had borrowings of $0.9 million under its long term debt credit facilities compared to $0.4 million during 2002. During 2003, the Company had principal payments of $0.9 million on its long-term debt, exclusive of its revolving credit facility, compared to $1.6 million in 2002. During 2003, the Company had no net borrowings or repayments on its revolving credit facility compared to net repayments of $11.0 million in 2002. During 2002, the Company had proceeds of $10.0 million from the sale of equity securities to its largest shareholder, First Reserve Fund VIII. These proceeds were used to reduce debt.

     Principal Debt Instruments. As of March 31, 2003, the Company had an aggregate of $29.9 million borrowed under its principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of March 31, 2003, the Company had $19.9 million in borrowing capacity under its revolving credit facility; however, as a result of restrictions imposed by the funded debt-to-EBITDA ratio covenant, the Company's availability was limited to $9.4 million.

     On December 17, 2001, the Company entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, the Company entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by the Company's trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At March 31, 2003, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, our funded debt-to-EBITDA ratio for the previous fiscal year is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of March 31, 2003, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company's assets.

     The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.7%. The subordinated term loan provides, among other restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of its senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. As of March 31, 2003, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company's assets.

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

     The Company intends to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the un-borrowed portion of its senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, acquisition funds may not be available at terms acceptable to the Company.

     A summary of our outstanding contractual obligations and other commercial commitments at March 31, 2003 is as follows (in thousands):

                                                                Payments Due by Period
                                                                ----------------------
                                                     Less than 1
      Contractual Obligations            Total           Year         1-3 Years       4-5 Years     After 5 Years
      -----------------------            -----           ----         ---------       ---------     -------------
Long-term debt                         $   29,895      $    3,472     $   25,752      $      163      $      508
Operating leases                            5,196           1,634          2,183           1,184             195
                                       ----------      ----------     ----------      ----------      ----------
Total contractual obligations          $   35,091      $    5,106     $   27,935      $    1,347      $      703
                                       ==========      ==========     ==========      ==========      ==========

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

     The Company has based the forward-looking statements relating to its operations on its current expectations, and estimates and projections about the Company and about the industries in which it operates in general. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions. In addition, many of these forward-looking statements are based on assumptions about future events that may prove to be inaccurate. Actual outcomes and results may differ materially from what the Company has expressed or forecast in the forward-looking statements.

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

     o weather conditions;

     o the actions of the Organization of Petroleum Exporting Countries;

     o political instability in the Middle East and elsewhere;

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

FOUR OF THE COMPANY'S DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR OFFICERS OF FIRST RESERVE CORPORATION. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN THE COMPANY'S OR ITS SHAREHOLDERS' BEST INTERESTS.

     Four of the Company's directors, Mark E. Baldwin, Thomas R. Denison, Joseph
R. Edwards and Ben A. Guill, are also current directors or officers of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of the Company regarding business dealings between First Reserve Corporation and the Company and other matters. The resolution of these conflicts may not always be in the Company's or its shareholders' best interests.

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

     The Company is exposed to some market risk due to the floating interest rate under its revolving credit facility and certain of its term debt. As of March 31, 2003, the revolving credit facility had no principal balance and the variable long-term debt had a principal balance of $15.3 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.2 million annual increase in interest expense on the existing principal balances.

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

              10.1            Employment Agreement of Gus D. Halas

              99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

              99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

b.       Reports on Form 8-K

         None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 15TH DAY OF MAY, 2003.

                                     T-3 ENERGY SERVICES, INC.

                                     By: /s/ STEVEN J. BRADING
                                         --------------------------------------
                                         STEVEN J. BRADING (CHIEF FINANCIAL
                                         OFFICER AND VICE PRESIDENT)

                                     By: /s/ MICHAEL T. MINO
                                         --------------------------------------
                                         MICHAEL T. MINO (CORPORATE
                                         CONTROLLER AND VICE PRESIDENT)

                                 CERTIFICATIONS


I, Gus D. Halas, certify that:

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


                                      /s/ GUS D. HALAS
                                      ---------------------------------------
                                      Gus D. Halas
                                      Chief Executive Officer
                                      May 15, 2003

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


                                               /s/ STEVEN J. BRADING
                                               --------------------------------
                                               Steven J. Brading
                                               Chief Financial Officer
                                               May 15, 2003

                                INDEX TO EXHIBITS

EXHIBIT NUMBER              IDENTIFICATION OF EXHIBIT
--------------              --------------------------

    10.1*           --      Employment agreement of Gus D. Halas
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