Form 10-Q
period 2003-06-30
T-3 ENERGY SERVICES INC
filed 2003-08-01
CIK 879884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

      At August 1, 2003, the registrant had 10,581,669 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                     PART I

Item                                                                        Page
  1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2003 and
             December 31, 2002...........................................    1
           Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 2003 and 2002.....................    2
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2003 and 2002................................    3
           Notes to Consolidated Financial Statements....................    4

  2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    8

  3.  Quantitative and Qualitative Disclosures about Market Risk.........   18

  4.  Controls and Procedures............................................   18

                                     PART II

  1.  Legal Proceedings..................................................   19

  2.  Changes in Securities and Use of Proceeds .........................   19

  3.  Defaults Upon Senior Securities....................................   19

  4.  Submission of Matters to a Vote of Security Holders................   19

  5.  Other Information .................................................   19

  6.  Exhibits and Reports on Form 8-K ..................................   19

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     2003                2002
                                                                                     ----                ----
                                                                                 (UNAUDITED)
                                  ASSETS
Current assets:
Cash and cash equivalents...........................................              $      203           $      857
Accounts receivable - trade, net....................................                  24,031               22,519
Inventories.........................................................                  19,105               18,430
Notes receivable, current portion...................................                     645                  696
Deferred income taxes...............................................                   2,853                2,595
Prepaids and other current assets...................................                   3,731                5,262
                                                                                  ----------           ----------
     Total current assets...........................................                  50,568               50,359

Property and equipment, net.........................................                  29,119               29,927
Notes receivable, less current portion..............................                   3,392                5,053
Goodwill, net.......................................................                  96,756               96,986
Other intangible assets, net........................................                   2,995                3,663
Other assets........................................................                     500                  611
                                                                                  ----------           ----------

Total assets........................................................              $  183,330           $  186,599
                                                                                  ==========           ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade............................................              $   12,184           $   14,433
Accrued expenses and other..........................................                   7,330                7,781
Current maturities of long-term debt................................                   3,482                3,463
                                                                                  ----------           ----------
     Total current liabilities......................................                  22,996               25,677

Long-term debt, less current maturities.............................                  25,433               26,441
Other long-term liabilities.........................................                     984                1,108
Deferred income taxes...............................................                   2,857                2,764

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding.................                     ---                  ---
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 shares issued and outstanding at June 30, 2003
        and December 31, 2002 ......................................                      11                   11
     Warrants, 517,862 and 3,489,079 issued and outstanding at
        June 30, 2003 and December 31, 2002, respectively  .........                     853                  938
     Additional paid-in capital.....................................                 122,927              122,833
     Retained earnings..............................................                   7,269                6,827
                                                                                  ----------           ----------
        Total stockholders' equity..................................                 131,060              130,609
                                                                                  ----------           ----------

Total liabilities and stockholders' equity..........................              $  183,330           $  186,599
                                                                                  ==========           ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                             2003           2002           2003           2002
                                                         ------------   ------------   ------------   ------------
Revenues:
    Products........................................     $     28,080   $     28,753   $     54,665   $     56,699
    Services........................................            9,370          8,483         18,664         16,947
                                                         ------------   ------------   ------------   ------------
                                                               37,450         37,236         73,329         73,646
Cost of revenues:
    Products........................................           20,826         20,649         40,580         41,258
    Services........................................            6,417          5,625         12,960         10,855
                                                         ------------   ------------   ------------   ------------
                                                               27,243         26,274         53,540         52,113

Gross profit........................................           10,207         10,962         19,789         21,533

Selling, general and administrative expenses........            8,302          7,870         15,862         15,439
                                                         ------------   ------------   ------------   ------------

Income from operations..............................            1,905          3,092          3,927          6,094

Interest expense....................................              778            871          1,552          1,851

Interest income.....................................               62            171            118            351

Write-down of acquired note receivable..............              ---            ---          1,703            ---

Other (income) expense, net.........................                4            (29)            (7)           (40)
                                                         ------------   ------------   ------------   ------------

Income before provision for income taxes............            1,185          2,421            797          4,634

Provision for income taxes..........................              423          1,019            355          1,925
                                                         ------------   ------------   ------------   ------------

Net income..........................................     $        762   $      1,402   $        442   $      2,709
                                                         ============   ============   ============   ============

Earnings per common share:

    Basic...........................................     $        .07   $        .13   $        .04   $        .27
                                                         ============   ============   ============   ============
    Diluted.........................................     $        .07   $        .13   $        .04   $        .27
                                                         ============   ============   ============   ============

Weighted average common shares outstanding:

    Basic...........................................           10,582         10,582         10,582         10,107
                                                         ============   ============   ============   ============
    Diluted.........................................           10,586         10,582         10,583         10,107
                                                         ============   ============   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         2003            2002
                                                                                      ----------      ----------
Cash flows from operating activities:
Net income ................................................................           $      442      $    2,709
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Bad debt expense......................................................                  160             166
     Depreciation and amortization.........................................                2,087           1,857
     Amortization of deferred loan costs...................................                  448             422
     Write-down of acquired note receivable................................                1,703             ---
     Deferred taxes........................................................                 (165)            910
     Amortization of stock compensation....................................                    9              13
   Changes in assets and liabilities:
       Accounts receivable - trade.........................................               (1,672)          4,535
       Inventories.........................................................                 (697)            930
       Prepaids and other current assets...................................                1,583            (148)
       Notes receivable....................................................                  138            (101)
       Other assets........................................................                  112             (18)
       Accounts payable - trade............................................               (2,249)         (5,261)
       Accrued expenses and other..........................................                 (528)         (3,608)
                                                                                      ----------      ----------

Net cash provided by operating activities..................................                1,371           2,406
                                                                                      ----------      ----------

Cash flows from investing activities:

   Purchases of property and equipment.....................................                 (953)         (2,142)
   Proceeds from sales of property and equipment...........................                   37              95
                                                                                      ----------      ----------


Net cash used in investing activities......................................                 (916)         (2,047)
                                                                                      ----------      ----------

Cash flows from financing activities:

    Proceeds from long-term debt...........................................                  748             394
    Net repayments under revolving credit facility.........................                  ---         (10,748)
    Payments on long-term debt.............................................               (1,737)         (3,168)
    Debt financing costs...................................................                 (120)             (6)
    Proceeds from sales of common stock....................................                  ---          10,000
                                                                                      ----------      ----------

Net cash used in financing activities......................................               (1,109)         (3,528)
                                                                                      ----------      ----------

Net decrease in cash and cash equivalents..................................                 (654)         (3,169)
Cash and cash equivalents, beginning of year...............................                  857           5,395
                                                                                      ----------      ----------
Cash and cash equivalents, end of period...................................           $      203      $    2,226
                                                                                      ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc., and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior-year amounts to conform them to the current-year presentation.

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

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                         2003       2002       2003      2002
                                        -----      ------     -----     ------
Net income, as reported.............    $ 762      $1,402     $ 442     $2,709
Total stock-based employee
  compensation expense..............      (75)        (50)     (155)      (115)
                                        -----      ------     -----     ------
Net income, as adjusted.............    $ 687      $1,352     $ 287     $2,594

Basic EPS:
  As reported.......................    $ .07      $  .13     $ .04     $  .27
  As adjusted.......................    $ .07      $  .13     $ .03     $  .26

Diluted EPS:
  As reported.......................    $ .07      $  .13     $ .04     $  .27
  As adjusted.......................    $ .06      $  .13     $ .03     $  .26

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended June 30, 2003 and 2002 were computed on a weighted average basis: risk-free interest rate of 3.87% and 4.92%, expected volatility of 43.21% and 34.50%, expected life of 4 years for each period and no expected dividends. The following assumptions for the six months ended June 30, 2003 and 2002 were computed on a weighted average basis: risk-free interest rate of 3.80% and 4.92%, expected volatility of 43.44% and 34.50%, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

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

2.   INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                          2003        2002
                                                        --------   -----------
             Raw materials.........................     $  3,678    $  4,115
             Work in process.......................        3,625       3,357
             Finished goods and component parts....       11,802      10,958
                                                        --------    --------
                                                        $ 19,105    $ 18,430
                                                        ========    ========

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

4.   EARNINGS PER SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2003 and 2002, as follows (in thousands except per share data):

                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                  2003      2002
                                                                -------    -------
      Numerator:
         Net income...........................................  $   762    $ 1,402
                                                                =======    =======

      Denominator:
         Weighted average common shares outstanding -- basic..   10,582     10,582
         Shares for dilutive stock options....................        4         --
                                                                -------    -------
         Weighted average common shares outstanding and
           Assumed conversions -- diluted.....................   10,586     10,582
                                                                =======    =======

      Basic earnings per common share ........................  $   .07    $   .13
      Diluted earnings per common share ......................  $   .07    $   .13

     For the three months ended June 30, 2003, there were 580,329 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2002, there were 525,779 options and 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company's Class B, C and D warrants totaling 2,971,217 warrants expired on January 14, 2003.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                  2003      2002
                                                                -------    -------
      Numerator:
         Net income...........................................  $   442    $ 2,709
                                                                =======    =======

      Denominator:
         Weighted average common shares outstanding -- basic..   10,582     10,107
         Shares for dilutive stock options....................        1         --
                                                                -------    -------
         Weighted average common shares outstanding and
           Assumed conversions -- diluted.....................   10,583     10,107
                                                                =======    =======

      Basic earnings per common share ........................  $   .04    $   .27
      Diluted earnings per common share ......................  $   .04    $   .27

     For the six months ended June 30, 2003, there were 580,329 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2002, there were 525,779 options and 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

5.   REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells different types of products and services to various customers.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States. Segment information for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                              (DOLLARS IN THOUSANDS)
                                         PRESSURE
                                          CONTROL     PRODUCTS     DISTRIBUTION   CORPORATE     CONSOLIDATED
                                         --------     --------     ------------   ---------     ------------
THREE MONTHS ENDED JUNE 30:
             2003
Revenues ............................    $  19,197    $   8,412      $  9,841     $    ---       $  37,450
Depreciation and amortization........          568          232            88          178           1,066
Income (loss) from operations........        3,731         (160)          439       (2,105)          1,905
Capital expenditures.................          101           39            15          227             382
             2002
Revenues ............................    $  17,770    $  10,534      $  8,932     $    ---       $  37,236
Depreciation and amortization........          487          239            79           99             904
Income (loss) from operations........        3,665          203           438       (1,214)          3,092
Capital expenditures.................          513          202            80          397           1,192


                                                                (DOLLARS IN THOUSANDS)
                                         PRESSURE
                                          CONTROL     PRODUCTS     DISTRIBUTION  CORPORATE     CONSOLIDATED
                                         --------     --------     ------------  ---------     ------------
SIX MONTHS ENDED JUNE 30:
             2003
Revenues ............................    $  36,302    $  17,420      $ 19,607     $    ---       $  73,329
Depreciation and amortization........        1,114          453           174          346           2,087
Income (loss) from operations........        6,530          (40)          970       (3,533)          3,927
Capital expenditures.................          234          217            89          413             953
             2002
Revenues ............................    $  34,234    $  20,956      $ 18,456     $    ---       $  73,646
Depreciation and amortization........        1,043          464           169          181           1,857
Income (loss) from operations........        6,674          680         1,073       (2,333)          6,094
Capital expenditures.................          714          505            89          834           2,142

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of our historical results of operations and financial condition for the six months ended June 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

     We operate in three segments. The Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment. The Products segment manufactures and repairs pumps, electric motors and generators, manufactures specialty bolts and fasteners, fabricates equipment and components for use in the exploration and production of oil and gas and provides specialty machining for the repair and remanufacture of natural gas and diesel engines. The Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. Our products and services are sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region.

     The following table sets forth certain statistics that are reflective of recent historical market conditions:

                               WTI     Henry Hub   United States  Gulf of Mexico
Quarter Ended:               Oil (1)    Gas (2)    Rig Count (3)   Rig Count (4)
--------------               -------   ---------   -------------  --------------
June 30, 2002.............   $26.25     $ 3.26           806            103

September 30, 2002........   $28.34     $ 3.20           853            109

December 31, 2002.........   $27.83     $ 4.33           847            108

March 31, 2003............   $34.10     $ 5.91           901            104

June 30, 2003.............   $28.98     $ 5.74         1,028            104

--------------

    (1) Source: Average price per barrel for the quarter calculated by T-3 using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

    (2) Source: Average price per MM/BTU for the quarter calculated by T-3 using daily data published on www.oilnergy.com.

    (3) Source: Average United States Rig Count for the quarter calculated by T-3 using weekly data published by Baker Hughes Incorporated.

    (4) Source: Average Gulf of Mexico Rig Count for the quarter calculated by T-3 using weekly data published by Baker Hughes Incorporated.

     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves, primarily in the Gulf of Mexico and the United States regions where our products and services are primarily sold. Even though the level of exploration and production is our primary driver, especially in the Gulf of Mexico, it is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The United States drilling rig count stabilized in the second quarter of 2002, increased slightly, and then remained stable throughout the remainder of 2002, before increasing steadily throughout the first half of 2003. However, the average Gulf of Mexico rig count for the second quarter of 2003 was only slightly above the average rig count for the same period in 2002 and had declined slightly from higher average levels in late 2002.

     The level of revenue improvement for the remainder of 2003 will continue to be heavily dependent upon the timing and strength of the recovery in the United States and Gulf of Mexico markets and our gains in market share outside the Gulf of Mexico. The speed and extent of any recovery in these markets is difficult to predict in light of continued economic uncertainty. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries), and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that continuing price and general economic uncertainty will cause near-term activity levels to remain flat for the rest of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, and the valuation of long-lived and intangible assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

     These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. Other than a change in our estimate of the collectibility of a note receivable, as discussed in Note 1 to our consolidated financial statements, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ending December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                           2003            2002            2003            2002
                                                       ----------      ----------      ----------      ----------
Revenues:
     Pressure Control...........................       $   19,197      $   17,770      $   36,302      $   34,234
     Products...................................            8,412          10,534          17,420          20,956
     Distribution...............................            9,841           8,932          19,607          18,456
                                                       ----------      ----------      ----------      ----------

                                                           37,450          37,236          73,329          73,646
                                                       ----------      ----------      ----------      ----------
Cost of revenues:
     Pressure Control...........................           12,701          11,249          24,389          21,898
     Products...................................            7,255           8,556          14,729          16,949
     Distribution...............................            7,287           6,469          14,422          13,266
                                                       ----------      ----------      ----------      ----------

                                                           27,243          26,274          53,540          52,113
                                                       ----------      ----------      ----------      ----------
Gross profit:
     Pressure Control...........................            6,496           6,521          11,913          12,336
     Products...................................            1,157           1,978           2,691           4,007
     Distribution...............................            2,554           2,463           5,185           5,190
                                                       ----------      ----------      ----------      ----------

                                                           10,207          10,962          19,789          21,533
                                                       ----------      ----------      ----------      ----------
Selling, general and administrative expenses:

     Pressure Control...........................            2,765           2,856           5,383           5,662
     Products...................................            1,317           1,775           2,731           3,327
     Distribution...............................            2,115           2,025           4,215           4,117
     Corporate..................................            2,105           1,214           3,533           2,333
                                                       ----------      ----------      ----------      ----------

                                                            8,302           7,870          15,862          15,439
                                                       ----------      ----------      ----------      ----------
Income (loss) from operations:

     Pressure Control...........................            3,731           3,665           6,530           6,674
     Products...................................             (160)            203             (40)            680
     Distribution...............................              439             438             970           1,073
     Corporate..................................           (2,105)         (1,214)         (3,533)         (2,333)
                                                       ----------      ----------      ----------      ----------

                                                       $    1,905      $    3,092      $    3,927      $    6,094
                                                       ==========      ==========      ==========      ==========

Three Months ended June 30, 2003 Compared with Three Months ended June 30, 2002

     Revenues. On a consolidated basis, revenues increased $0.2 million, or 1%, in 2003 compared to 2002. This increase was partially attributable to an improved United States onshore rig count, increased market penetration for our pressure control products and services, and increased revenues in the distribution segment resulting from several large customer projects. These increases were negatively impacted by continued softness in the Gulf of Mexico drilling rig activity.

     Revenues for the Pressure Control segment increased $1.4 million, or 8%, in 2003 compared to 2002. The increase in revenues was primarily attributable to an increase in market share for our pressure control products and services and slight revenue increases associated with the higher United States onshore rig count. These revenues were partially offset by the continued softness in Gulf of Mexico drilling rig activity.

     Revenues for the Products segment decreased $2.1 million, or 20%, in 2003 compared to 2002. This decrease was primarily attributable to significantly lower revenues from artificial lift systems and larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

     Revenues for the Distribution segment increased $0.9 million, or 10%, in 2003 compared to 2002 due to several large customer projects. These large customer projects made up for a slight decline in the volume of smaller items that typically comprise the revenue base due to the continued softness in activity in the Gulf of Mexico.

     Cost of Revenues. On a consolidated basis, cost of revenues increased $1.0 million, or 4%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 27% in 2003 compared to 29% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services, particularly those sold in the Gulf of Mexico, and increased insurance and medical costs in 2003 compared to 2002.

     Cost of revenues for the Pressure Control segment increased $1.5 million, or 13%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 34% in 2003 compared to 37% in 2002. The decrease in gross profit margin was due to pricing pressure for our products and services, increased insurance and medical costs and the temporarily higher than normal manufacturing costs of one of our new manufactured pressure control products. We anticipate that the costs of manufacturing this new product will decrease in future periods and benefit our operations.

     Cost of revenues for the Products segment decreased $1.3 million, or 15%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 14% in 2003 compared to 19% in 2002. Gross profit margin decreased primarily as a result of pricing pressure for our products and services, increased insurance and medical costs and a change in the revenue mix of products and services sold, with a greater percentage of 2003 revenues consisting of lower margin products revenues when compared to higher margin service revenues.

     Cost of revenues for the Distribution segment increased $0.8 million, or 13%, in 2003 compared to 2002, primarily due to the increase in revenues in 2003. Gross profit margin as a percentage of revenues was 26% in 2003 compared to 28% in 2002. Gross profit margin decreased primarily because of pricing pressure for our products, especially revenues related to the large customer projects that occurred in 2003.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $0.4 million or 5%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses were 22% in 2003 compared to 21% in 2002.

     Selling, general and administrative expenses for the Pressure Control segment remained relatively constant in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 16% in 2002 to 14% in 2003, primarily due to cost reduction strategies.

     Selling, general and administrative expenses for the Products segment decreased $0.5 million, or 26%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 17% in 2002 to 16% in 2003, primarily due to cost reduction strategies.

     Selling, general and administrative expenses for the Distribution segment remained relatively constant in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 23% in 2002 to 21% in 2003, primarily due to cost reduction strategies. These cost reductions were partially offset by increased insurance and medical costs.

     Selling, general and administrative expenses for the Corporate operations increased $0.9 million, or 73%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with relocation and compensation expenses incurred for new management, the recognition of severance payments to former management, the integration of the former IHI operating units into T-3 and legal fees.

     Interest Expense. On a consolidated basis, interest expense decreased to $0.8 million in 2003 from $0.9 million in 2002, primarily as a result of lower debt levels and interest rates throughout 2003.

     Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units prior to the merger with T-3.

     Income Taxes. Income tax expense for 2003 was $0.4 million as compared to $1.0 million in 2002. The effective tax rate was 36% in 2003 compared to an effective tax rate of 42% in 2002. Tax expense in 2003 was lower due to lower taxable earnings and a net benefit for state taxes that reduced total tax expense.

     Net Income. On a consolidated basis, net income was $0.8 million in 2003 compared with $1.4 million in 2002 as a result of the foregoing factors.

Six Months ended June 30, 2003 Compared with Six Months ended June 30, 2002

     Revenues. On a consolidated basis, revenues decreased $0.3 million, or less than 1%, in 2003 compared to 2002. Although drilling activity and oil and natural gas prices increased from period to period, the continued softness in the Gulf of Mexico rig count was a major cause of the slight decline in revenues; however, this decrease was partially offset by increased revenues resulting from an improved United States onshore rig count and increased market penetration for our pressure control products and services.

     Revenues for the Pressure Control segment increased $2.1 million, or 6%, in 2003 compared to 2002. The increase in revenues was primarily attributable to an increase in market share for our pressure control products and services and slight revenue increases associated with the higher United States onshore rig count. These revenues were partially offset by the continued softness in Gulf of Mexico drilling rig activity.

     Revenues for the Products segment decreased $3.5 million, or 17%, in 2003 compared to 2002. This decrease was primarily attributable to lower revenues from artificial lift systems and larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

     Revenues for the Distribution segment increased $1.2 million, or 6%, in 2003 compared to 2002 due to several large customer projects. These large customer projects made up for a slight decline in the volume of smaller items that typically comprise the revenue base due to the continued softness in activity in the Gulf of Mexico.

     Cost of Revenues. On a consolidated basis, cost of revenues increased $1.4 million, or 3%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 27% in 2003 compared to 29% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services, particularly those sold in the Gulf of Mexico, and increased insurance and medical costs.

     Cost of revenues for the Pressure Control segment increased $2.5 million, or 11%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 33% in 2003 compared to 36% in 2002. The decrease in gross profit margin was due to pricing pressure for our products and services, increased insurance and medical costs, a shift in product mix to lower margin items and the temporarily higher than normal manufacturing costs of one of our new manufactured pressure control products. We anticipate that the costs of manufacturing this new product will decrease in future periods and benefit our operations.

     Cost of revenues for the Products segment decreased $2.2 million, or 13%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 15% in 2003 compared to 19% in 2002. Gross profit margin decreased primarily as a result of pricing pressure for our products and services and increased insurance and medical costs.

     Cost of revenues for the Distribution segment increased $1.2 million, or 9%, in 2003 compared to 2002, primarily due to the increase in revenues in 2003. Gross profit as a percentage of revenues was 26% in 2003 compared to 28% in 2002. Gross profit margin decreased primarily because of pricing pressure for our products, startup costs associated with the sale and distribution of a new valve automation product line and initial costs associated with a new distribution facility located in Houston, Texas. We anticipate that this new product line and location will benefit our operations in future periods.

     Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $0.4 million, or 3%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses were 22% in 2003 compared to 21% in 2002.

     Selling, general and administrative expenses for the Pressure Control segment decreased $0.3 million, or 5%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 17% in 2002 to 15% in 2003, primarily due to cost reduction strategies.

     Selling, general and administrative expenses for the Products segment decreased $0.6 million, or 18%, in 2003 compared to 2002, primarily due to cost reduction strategies. As a percentage of revenues, selling, general and administrative expenses were 16% in 2002 and 2003.

     Selling, general and administrative expenses for the Distribution segment remained relatively constant in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 22% in 2002 to 21% in 2003, primarily due to cost reduction strategies. These cost reduction strategies were partially offset by increased insurance and medical costs.

     Selling, general and administrative expenses for the Corporate operations increased $1.2 million, or 51%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with relocation and compensation expenses for new management, the recognition of severance payments to former management, the integration of the former IHI operating units into T-3 and legal fees.

     Interest Expense. On a consolidated basis, interest expense decreased to $1.6 million in 2003 from $1.9 million in 2002, primarily as a result of lower debt levels and interest rates throughout 2003.

     Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units prior to the merger with T-3.

     Write-down of Acquired Note Receivable. In the first quarter of 2003, we wrote down a note receivable to its estimated net realizable value. The note was acquired in conjunction with the disposal by Industrial Holdings, Inc. of Beaird Industries, Inc. prior to the completion of its merger with T-3. During the first quarter of 2003, we were informed by the payor of the note of its inability to make timely interest payments and to continue as a going concern unless it restructures its debt obligations. We are negotiating terms with the payor in an effort to maximize the value and collection of this note. A reserve of approximately 50% of the note was recorded because we currently believe that the note's net realizable value is approximately $1.7 million.

     Income Taxes. Income tax expense for 2003 was $0.4 million as compared to $1.9 million in 2002. The effective tax rate was 45% in 2003 compared to 42% in 2002. Tax expense for 2003 was increased by the effect of non-deductible expenses, which remained relatively constant despite the significant decrease in income before provision for income taxes from 2002 to 2003.

     Net Income. On a consolidated basis, net income was $0.4 million in 2003 compared with $2.7 million in 2002 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, we had working capital of $27.6 million, current maturities of long-term debt of $3.5 million, long-term debt of $25.4 million and stockholders' equity of $131.1 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity and convertible notes (primarily to our largest stockholder, First Reserve VIII, L.P.) and internally generated funds.

     Net Cash Provided by Operating Activities. For the six months ended June 30, 2003, net cash provided by operating activities was $1.4 million compared to $2.4 million in the same period in 2002. Cash provided by operations was primarily due to earnings plus non-cash charges, partially offset by high working capital requirements in both periods.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $0.9 million in the six months ended June 30, 2003 compared to $2.0 million in the same period in 2002. For the six months ended June 30, 2003 and 2002, we made capital expenditures of approximately $0.9 million and $2.1 million, respectively. Approximately one-half of these expenditures in each period were to support manufacturing operations, with the remainder incurred at the corporate level to improve our information technology network in order to integrate the former IHI operating units into T-3. We expect these costs at the corporate level to substantially decrease in the third quarter of 2003 as we complete much of the information technology network improvements.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under credit facilities and sales of equity securities. Financing activities used net cash of $1.1 million in the six months ended June 30, 2003 compared to $3.5 million in the same period in 2002. During 2003, we had borrowings of $0.7 million under our long-term debt credit facilities compared to $0.4 million during 2002. During 2003, we made principal payments of $1.7 million on our long-term debt, exclusive of its revolving credit facility, compared to $3.2 million in 2002. During 2003, we had no net borrowings or repayments on our revolving credit facility compared to net repayments of $10.7 million in 2002. During 2002, we had proceeds of $10.0 million from the sale of equity securities to our largest stockholder, First Reserve Fund VIII, L.P. These proceeds were used to reduce debt.

     Principal Debt Instruments. As of June 30, 2003, we had an aggregate of $28.9 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of June 30, 2003, we had $20.5 million in borrowing capacity under our revolving credit facility; however, as a result of restrictions imposed by the funded debt-to-EBITDA ratio covenant, our availability was limited to $7.3 million.

     On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At June 30, 2003, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, our funded debt-to-EBITDA ratio for the previous fiscal year is 2.50 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of June 30, 2003, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.

     The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.7%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. As of June

30, 2003, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

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

     We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the un-borrowed portion of our senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, acquisition funds may not be available at terms acceptable to us.

     A summary of our outstanding contractual obligations and other commercial commitments at June 30, 2003 is as follows (in thousands):

                                                                Payments Due by Period
                                                                ----------------------
                                                      Less than 1                                       After 5
      Contractual Obligations             Total           Year         1-3 Years       4-5 Years         Years
      -----------------------          ----------     -----------     ----------      ----------     -------------
Long-term debt                         $   28,915      $    3,482     $   24,823      $      178      $      432
Operating leases                            4,634           1,478          1,932           1,084             140
                                       ----------      ----------     ----------      ----------      ----------
Total contractual obligations          $   33,549      $    4,960     $   26,755      $    1,262      $      572
                                       ==========      ==========     ==========      ==========      ==========

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "expects," "projects," "believes," "anticipates," "intends," "plans," "budgets," "predicts," "estimates" and similar expressions.

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

     - environmental regulation.

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

FOUR OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR OFFICERS OF FIRST RESERVE CORPORATION. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN OUR OR OUR STOCKHOLDERS' BEST INTERESTS.

     Four of our directors, Mark E. Baldwin, Thomas R. Denison, Joseph R. Edwards and Ben A. Guill, are also current directors or officers of First Reserve Corporation, which controls the general partner of First Reserve

Fund VIII, L.P., our largest stockholder. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of the Company regarding business dealings between First Reserve Corporation and the Company and other matters. The resolution of these conflicts may not always be in our or our stockholders' best interests.

WE WILL RENOUNCE ANY INTEREST IN SPECIFIED BUSINESS OPPORTUNITIES, AND FIRST RESERVE FUND VIII AND ITS DIRECTOR DESIGNEES ON OUR BOARD OF DIRECTORS GENERALLY WILL HAVE NO OBLIGATION TO OFFER US THOSE OPPORTUNITIES.

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

     We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of June 30, 2003, our revolving credit facility had no principal balance and our variable long-term debt had a principal balance of $14.4 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.1 million annual increase in interest expense on the existing principal balances.

ITEM 4.  CONTROLS AND PROCEDURES

     Our management team continues to review our internal controls and procedures and the effectiveness of those controls. Within the 90 days prior to the date of this report, we conducted an evaluation, under the supervision of and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or taken.

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

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a.    The Annual Meeting of Stockholders of the Company was held June 2,
            2003.

      b. The following persons were elected at that meeting as Class II directors:

                                                       Number of Votes
                                                ----------------------------
         Name of Nominee                           For            Withheld
         ---------------                        ---------       ------------
         Joseph R. Edwards                      9,393,447           56,354
         Steven W. Krablin                      9,447,467            2,334
         James M. Tidwell                       9,447,467            2,334

      The Class II directors' terms expire at the 2006 Annual Meeting of Stockholders. The Class I director, whose term expires at the 2005 Annual Meeting of Stockholders, is Mark E. Baldwin. The Class III directors, whose terms expire at the 2004 Annual Meeting of Stockholders, are Thomas
      R. Denison, Ben A. Guill and Gus D. Halas.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS

      a.    Exhibits

         Exhibit Number        Identification of Exhibit
         --------------        -------------------------

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

         32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

      b.    Reports on Form 8-K

            On May 1, 2003, we filed a current report on Form 8-K disclosing in
            Item 5 that we had appointed Gus D. Halas as our president and chief executive officer effective May 1, 2003.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 1ST DAY OF AUGUST, 2003.

                                        T-3 ENERGY SERVICES, INC.

                                   By: /s/ STEVEN J. BRADING
                                       ----------------------------------------

                                        STEVEN J. BRADING (CHIEF FINANCIAL
                                          OFFICER AND VICE PRESIDENT)

                                   By: /s/ MICHAEL T. MINO
                                       ----------------------------------------

                                        MICHAEL T. MINO (CORPORATE
                                          CONTROLLER AND VICE PRESIDENT)

                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                          IDENTIFICATION OF EXHIBIT
   --------                                          -------------------------
      31.1*           --    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
                            Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      31.2*           --    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and
                            Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      32.1*           --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

      32.2*           --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

----------

* Filed herewith.