Form 10-Q
period 2003-09-30
T-3 ENERGY SERVICES INC
filed 2003-10-31
CIK 879884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                        COMMISSION FILE NUMBER: 000-19580

                            T-3 ENERGY SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                  76-0697390
            (State or Other Jurisdiction                     (IRS Employer
         of Incorporation or Organization)                  Identification No.)

  13111 NORTHWEST FREEWAY, SUITE 500, HOUSTON, TEXAS              77040
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

         At October 31, 2003, the registrant had 10,581,669 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                     PART I

Item                                                                                                      Page
----                                                                                                      ----
  1.     Financial Statements

              Consolidated Balance Sheets as of September 30, 2003 and
                December 31, 2002........................................................................    1
              Consolidated Statements of Operations for the Three and Nine Months Ended
                September 30, 2003 and 2002..............................................................    2
              Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2003 and 2002..............................................................    3
              Notes to Consolidated Financial Statements.................................................    4

  2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................    8

  3.     Quantitative and Qualitative Disclosures about Market Risk......................................   19

  4.     Controls and Procedures.........................................................................   19

                                                      PART II

  1.     Legal Proceedings...............................................................................   20

  2.     Changes in Securities and Use of Proceeds ......................................................   20

  3.     Defaults Upon Senior Securities.................................................................   20

  4.     Submission of Matters to a Vote of Security Holders.............................................   20

  5.     Other Information ..............................................................................   20

  6.     Exhibits and Reports on Form 8-K ...............................................................   20

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2003           2002
                                                                               -------------   ------------
                                                                                (UNAUDITED)
                                  ASSETS
Current assets:
Cash and cash equivalents .................................................     $       34     $      857
Accounts receivable - trade, net ..........................................         24,181         22,519
Inventories ...............................................................         19,523         18,430
Notes receivable, current portion .........................................            571            696
Deferred income taxes .....................................................          2,979          2,595
Prepaids and other current assets .........................................          2,971          5,262
                                                                                ----------     ----------
     Total current assets .................................................         50,259         50,359

Property and equipment, net ...............................................         28,385         29,927
Notes receivable, less current portion ....................................          3,339          5,053
Goodwill, net .............................................................         96,285         96,986
Other intangible assets, net ..............................................          2,612          3,663
Other assets ..............................................................            442            611
                                                                                ----------     ----------
Total assets ..............................................................     $  181,322     $  186,599
                                                                                ==========     ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade ..................................................     $   11,728     $   14,433
Accrued expenses and other ................................................          8,771          7,781
Current maturities of long-term debt ......................................          3,490          3,463
                                                                                ----------     ----------
     Total current liabilities ............................................         23,989         25,677

Long-term debt, less current maturities ...................................         22,345         26,441
Other long-term liabilities ...............................................            884          1,108
Deferred income taxes .....................................................          2,903          2,764

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding .......................             --             --
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,669 shares issued and outstanding at September 30, 2003
        and December 31, 2002 .............................................             11             11
     Warrants, 517,862 and 3,489,079 issued and outstanding at
        September 30, 2003 and December 31, 2002, respectively ............            853            938
     Additional paid-in capital ...........................................        122,952        122,833
     Retained earnings ....................................................          7,385          6,827
                                                                                ----------     ----------
        Total stockholders' equity ........................................        131,201        130,609
                                                                                ----------     ----------
Total liabilities and stockholders' equity ................................     $  181,322     $  186,599
                                                                                ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2003           2002            2003           2002
                                                            ----------     ----------      ----------     ----------
      Revenues:
          Products ....................................     $   30,179     $   28,051      $   88,701     $   84,750
          Services ....................................          7,069          7,261          21,876         24,208
                                                            ----------     ----------      ----------     ----------
                                                                37,248         35,312         110,577        108,958
      Cost of revenues:
          Products ....................................         22,854         20,117          66,127         61,375
          Services ....................................          5,008          5,136          15,275         15,991
                                                            ----------     ----------      ----------     ----------
                                                                27,862         25,253          81,402         77,366
      Gross profit ....................................          9,386         10,059          29,175         31,592
      Selling, general and administrative expenses ....          7,908          7,776          23,770         23,215
                                                            ----------     ----------      ----------     ----------
      Income from operations ..........................          1,478          2,283           5,405          8,377
      Interest expense ................................            825            839           2,377          2,690
      Interest income .................................             63            168             181            519
      Write-down of acquired note receivable ..........             --             --           1,703             --
      Other (income) expense, net .....................            419            (25)            412            (65)
                                                            ----------     ----------      ----------     ----------
      Income before provision for income taxes ........            297          1,637           1,094          6,271
      Provision for income taxes ......................            181            572             536          2,497
                                                            ----------     ----------      ----------     ----------
      Net income ......................................     $      116     $    1,065      $      558     $    3,774
                                                            ==========     ==========      ==========     ==========
      Earnings per common share:
          Basic .......................................     $      .01     $      .10      $      .05     $      .37
                                                            ==========     ==========      ==========     ==========
          Diluted .....................................     $      .01     $      .10      $      .05     $      .37
                                                            ==========     ==========      ==========     ==========
      Weighted average common shares outstanding:
          Basic .......................................         10,582         10,582          10,582         10,267
                                                            ==========     ==========      ==========     ==========
          Diluted .....................................         10,582         10,582          10,584         10,268
                                                            ==========     ==========      ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               2003            2002
                                                            ----------      ----------

Cash flows from operating activities:
Net income ............................................     $      558      $    3,774
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Bad debt expense .................................            303             304
     Depreciation and amortization ....................          3,176           2,761
     Amortization of deferred loan costs ..............            747             638
     Write-down of acquired note receivable ...........          1,703              --
     Deferred taxes ...................................           (245)          1,457
     Amortization of stock compensation ...............             34              19
   Changes in assets and liabilities:
       Accounts receivable - trade ....................         (1,886)          7,826
       Inventories ....................................         (1,115)           (256)
       Prepaids and other current assets ..............          2,736           1,580
       Notes receivable ...............................            265             217
       Other assets ...................................            170              10
       Accounts payable - trade .......................         (2,705)         (4,325)
       Accrued expenses and other .....................            814          (4,081)
                                                            ----------      ----------
Net cash provided by operating activities .............          4,555           9,924
                                                            ----------      ----------
Cash flows from investing activities:
   Purchases of property and equipment ................         (1,292)         (3,716)
   Proceeds from sales of property and equipment ......            203             151
                                                            ----------      ----------
Net cash used in investing activities .................         (1,089)         (3,565)
                                                            ----------      ----------
Cash flows from financing activities:
   Proceeds from long-term debt .......................            --             394
   Net repayments under revolving credit facility .....        (1,461)        (13,006)
   Payments on long-term debt .........................        (2,608)         (4,761)
   Debt financing costs ...............................          (220)             (6)
   Proceeds from sales of common stock ................            --          10,000
                                                            ----------      ----------
Net cash used in financing activities .................         (4,289)         (7,379)
                                                            ----------      ----------
Net decrease in cash and cash equivalents .............           (823)         (1,020)
Cash and cash equivalents, beginning of year ..........            857           5,395
                                                            ----------      ----------
Cash and cash equivalents, end of period ..............     $       34      $    4,375
                                                            ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior-year amounts to conform them to the current-year presentation.

Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, the Company uses the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to the common share market price on the grant date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No 123:

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                               2003            2002            2003             2002
                                                            ----------      ----------      ----------      ----------
          Net income, as reported .....................     $      116      $    1,065      $      558      $    3,774
          Total stock-based employee compensation
          expense, net of income tax benefit ..........            (75)            (81)           (230)           (196)
                                                            ----------      ----------      ----------      ----------
          Net income, as adjusted .....................     $       41      $      984      $      328      $    3,578
          Basic EPS:
            As reported ...............................     $      .01      $      .10      $      .05      $      .37
            As adjusted ...............................     $      .00      $      .09      $      .03      $      .35
          Diluted EPS:
            As reported ...............................     $      .01      $      .10      $      .05      $      .37
            As adjusted ...............................     $      .00      $      .09      $      .03      $      .35

         For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended September 30, 2003 and 2002 were computed on a weighted average basis: risk-free interest rate of 3.87% and 4.51%, expected volatility of 43.21% and 45.76%, expected life of 4 years for each period and no expected dividends. The following assumptions for the nine months ended September 30, 2003 and 2002 were computed on a weighted average basis: risk-free interest rate of 3.80% and 4.82%, expected volatility of 43.44% and 37.21%, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

Write-down of Acquired Note Receivable

         Prior to the merger of the Company and Industrial Holdings, Inc. (IHI), IHI sold a subsidiary, Beaird Industries Inc., to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by the payor of the note of its inability to make timely interest payments and to continue as a going concern unless it restructures its debt obligations. The Company is negotiating revised terms with the payor in an effort to maximize the value and collection of this note. During the first quarter of 2003, the Company reserved approximately 50% of the note. Management believes that the note receivable is recorded at its net realizable value of approximately $1.7 million.

Other (Income) Expense, net

         Other (Income) Expense, net for the three and nine months ended September 30, 2003 consists primarily of a $325,000 charge related to a casualty loss at one of the Company's operating facilities, which was damaged by water from a broken high-pressure fire suppressant system coupling in August 2003. The Company will attempt to recover most of the costs from third parties and/or insurance. However, as of September 30, 2003, the Company has expensed the total remaining costs to repair the facility.

2. INVENTORIES

         Inventories consist of the following (dollars in thousands):

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                2003          2002
                                                           -------------  ------------
             Raw materials ............................     $    3,954     $    4,115
             Work in process ..........................          3,831          3,357
             Finished goods and component parts .......         11,738         10,958
                                                            ----------     ----------
                                                            $   19,523     $   18,430
                                                            ==========     ==========

3. NEWLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions are effective December 31, 2003. The Company adopted this standard in 2003 and there has been no impact on its financial disclosures, financial condition and results of operations.

4. EARNINGS PER SHARE

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method and if converted method, respectively.

         The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2003 and 2002, as follows (in thousands except per share data):

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         2003           2002
                                                                      ----------     ----------
      Numerator:
         Net income .............................................     $      116     $    1,065
                                                                      ==========     ==========
      Denominator:
         Weighted average common shares outstanding -- basic ....         10,582         10,582
         Shares for dilutive stock options ......................             --             --
                                                                      ----------     ----------
         Weighted average common shares outstanding and
           Assumed conversions -- diluted .......................         10,582         10,582
                                                                      ==========     ==========
      Basic earnings per common share ...........................     $      .01     $      .10
      Diluted earnings per common share .........................     $      .01     $      .10

         For the three months ended September 30, 2003, there were 636,537 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2002, there were 547,679 options and 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company's Class B, C and D warrants totaling 2,971,217 warrants expired on January 14, 2003.

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         2003           2002
                                                                      ----------     ----------
      Numerator:
         Net income .............................................     $      558     $    3,774
                                                                      ==========     ==========
      Denominator:
         Weighted average common shares outstanding -- basic ....         10,582         10,267
         Shares for dilutive stock options ......................              2              1
                                                                      ----------     ----------
         Weighted average common shares outstanding and
           Assumed conversions -- diluted .......................         10,584         10,268
                                                                      ==========     ==========
      Basic earnings per common share ...........................     $      .05     $      .37
      Diluted earnings per common share .........................     $      .05     $      .37

         For the nine months ended September 30, 2003, there were 536,537 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2002, there were 497,679 options and 3,489,079 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

5. REPORTABLE SEGMENTS:

         The Company's determination of reportable segments considers the strategic operating units under which the Company sells different types of products and services to various customers.

         The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                                      (DOLLARS IN THOUSANDS)
                                              PRESSURE
                                               CONTROL       PRODUCTS      DISTRIBUTION      CORPORATE     CONSOLIDATED
                                             ----------     ----------     ------------     -----------    ------------

THREE MONTHS ENDED SEPTEMBER 30:
               2003
Revenues ...............................     $   19,023     $    8,078      $   10,147      $       --      $   37,248
Depreciation and amortization ..........            589            233              82             185           1,089
Income (loss) from operations ..........          2,668           (114)            573          (1,649)          1,478
Capital expenditures ...................            281             30             (12)             62             361

               2002
Revenues ...............................     $   17,477     $    9,122      $    8,713      $       --      $   35,312
Depreciation and amortization ..........            467            234              88             115             904
Income (loss) from operations ..........          3,244             48             441          (1,450)          2,283
Capital expenditures ...................            797            345              40             392           1,574

                                                                      (DOLLARS IN THOUSANDS)
                                              PRESSURE
                                               CONTROL       PRODUCTS      DISTRIBUTION      CORPORATE     CONSOLIDATED
                                             ----------     ----------     ------------     -----------    ------------

NINE MONTHS ENDED SEPTEMBER 30:
               2003
Revenues ...............................     $   55,325     $   25,498      $   29,754      $      --      $  110,577
Depreciation and amortization ..........          1,703            686             256            531           3,176
Income (loss) from operations ..........          9,198           (154)          1,543         (5,182)          5,405
Capital expenditures ...................            493            247              77            475           1,292
               2002
Revenues ...............................     $   51,711     $   30,078      $   27,169      $      --      $  108,958
Depreciation and amortization ..........          1,510            698             257            296           2,761
Income (loss) from operations ..........          9,918            728           1,514         (3,783)          8,377
Capital expenditures ...................          1,511            850             129          1,226           3,716

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion of our historical results of operations and financial condition for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

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

         The following table sets forth certain statistics that are reflective of recent historical market conditions:

                                          WTI            Henry Hub        United States     Gulf of Mexico
Quarter Ended:                          Oil (1)           Gas (2)         Rig Count (3)      Rig Count (4)
------------------------------        ----------        ----------        -------------     --------------
September 30, 2002 ...........        $    28.34        $     3.20               853               109
December 31, 2002 ............        $    27.83        $     4.33               847               108
March 31, 2003 ...............        $    34.10        $     5.91               901               104
June 30, 2003 ................        $    28.98        $     5.74             1,028               104
September 30, 2003 ...........        $    30.21        $     4.89             1,088               105

----------

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

         Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold. Even though the level of exploration and production is our primary driver, especially in the Gulf of Mexico, it is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The United States drilling rig count remained stable throughout the second half of 2002, before increasing steadily throughout the first three quarters of 2003. However, the average Gulf of Mexico rig count for the third quarter of 2003 was below the average rig count for the same period in 2002 and had declined slightly from higher average levels in late 2002.

         The level of revenue improvement for the remainder of 2003 will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The speed and extent of any recovery in these markets is difficult to predict in light of continued economic uncertainty. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries), and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that continuing price and general economic uncertainty will cause near-term activity levels to remain flat for the rest of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, and the valuation of long-lived and intangible assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors results in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

         These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. Other than a change in our estimate of the collectibility of a note receivable and our estimate of a casualty loss at one of our operating facilities, as discussed in
Note 1 to our consolidated financial statements, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ending December 31, 2002.

RESULTS OF OPERATIONS

         The following table sets forth certain operating statement data for each of the Company's segments for each of the periods presented (in thousands):

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                                 2003               2002                2003               2002
                                                               ----------         ----------         ----------         ----------

Revenues:
     Pressure Control .................................        $   19,023         $   17,477         $   55,325         $   51,711
     Products .........................................             8,078              9,122             25,498             30,078
     Distribution .....................................            10,147              8,713             29,754             27,169
                                                               ----------         ----------         ----------         ----------
                                                                   37,248             35,312            110,577            108,958
                                                               ----------         ----------         ----------         ----------
Cost of revenues:
     Pressure Control .................................            13,547             11,541             37,936             33,439
     Products .........................................             6,851              7,468             21,580             24,417
     Distribution .....................................             7,464              6,244             21,886             19,510
                                                               ----------         ----------         ----------         ----------
                                                                   27,862             25,253             81,402             77,366
                                                               ----------         ----------         ----------         ----------
Gross profit:
     Pressure Control .................................             5,476              5,936             17,389             18,272
     Products .........................................             1,227              1,654              3,918              5,661
     Distribution .....................................             2,683              2,469              7,868              7,659
                                                               ----------         ----------         ----------         ----------
                                                                    9,386             10,059             29,175             31,592
                                                               ----------         ----------         ----------         ----------
Selling, general and administrative expenses:
     Pressure Control .................................             2,808              2,692              8,191              8,354
     Products .........................................             1,341              1,606              4,072              4,933
     Distribution .....................................             2,110              2,028              6,325              6,145
     Corporate ........................................             1,649              1,450              5,182              3,783
                                                               ----------         ----------         ----------         ----------
                                                                    7,908              7,776             23,770             23,215
                                                               ----------         ----------         ----------         ----------
Income (loss) from operations:
     Pressure Control .................................             2,668              3,244              9,198              9,918
     Products .........................................              (114)                48               (154)               728
     Distribution .....................................               573                441              1,543              1,514
     Corporate ........................................            (1,649)            (1,450)            (5,182)            (3,783)
                                                               ----------         ----------         ----------         ----------
                                                               $    1,478         $    2,283         $    5,405         $    8,377
                                                               ==========         ==========         ==========         ==========

Three Months ended September 30, 2003 Compared with Three Months ended September 30, 2002

         Revenues. On a consolidated basis, revenues increased $1.9 million, or 5%, in 2003 compared to 2002. This increase was attributable to an improved United States onshore rig count, increased market penetration for our pressure control products and services, and increased revenues in the Distribution segment resulting from several large customer projects. These increases were negatively impacted by continued softness in the Gulf of Mexico drilling rig activity and lower revenues from larger fabricated equipment.

         Revenues for the Pressure Control segment increased $1.5 million, or 9%, in 2003 compared to 2002. The increase in revenues was primarily attributable to revenue increases associated with the increased United States onshore rig count and a slight increase in market share for our pressure control products and services. These revenues were negatively impacted by the continued softness in Gulf of Mexico drilling rig activity.

         Revenues for the Products segment decreased $1.0 million, or 11%, in 2003 compared to 2002. This decrease was primarily attributable to significantly lower revenues from larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

         Revenues for the Distribution segment increased $1.4 million, or 16%, in 2003 compared to 2002 due to several large customer projects. These large customer projects made up for a slight decline in the volume of orders that typically comprise the revenue base due to the continued softness in activity in the Gulf of Mexico. Additionally, adverse weather in the Gulf of Mexico in late September 2002 contributed to lower revenues in 2002.

         Cost of Revenues. On a consolidated basis, cost of revenues increased $2.6 million, or 10%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 25% in 2003 compared to 28% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services and increased insurance and medical costs in 2003 compared to 2002.

         Cost of revenues for the Pressure Control segment increased $2.0 million, or 17%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 29% in 2003 compared to 34% in 2002. The decrease in gross profit margin was due to pricing pressure for our products and services, increased insurance and medical costs and a change in the revenue mix of products sold with a greater percentage of 2003 revenues generated from lower margin products.

         Cost of revenues for the Products segment decreased $0.6 million, or 8%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 15% in 2003 compared to 18% in 2002. Gross profit margin decreased primarily as a result of pricing pressure for our products and services, increased insurance and medical costs and a change in the revenue mix of products and services sold, with a greater percentage of 2003 revenues consisting of lower margin products revenues when compared to higher margin service revenues.

         Cost of revenues for the Distribution segment increased $1.2 million, or 20%, in 2003 compared to 2002, primarily due to the increase in revenues in 2003. Gross profit margin as a percentage of revenues was 26% in 2003 compared to 28% in 2002. Gross profit margin decreased primarily because of pricing pressure for our products, particularly revenues related to the large customer projects that occurred in 2003.

         Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $0.1 million, or 2%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses were 21% in 2003 compared to 22% in 2002.

         Selling, general and administrative expenses for the Pressure Control segment increased $0.1 million, or 4%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses were 15% in 2002 and 2003.

         Selling, general and administrative expenses for the Products segment decreased $0.3 million, or 17%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 18% in 2002 to 17% in 2003, primarily due to cost reduction strategies.

         Selling, general and administrative expenses for the Distribution segment remained relatively constant in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 23% in 2002 to 21% in 2003, primarily due to cost reduction strategies. These cost reductions were partially offset by increased insurance and medical costs.

         Selling, general and administrative expenses for the Corporate operations increased $0.2 million, or 14%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with relocation and compensation expenses incurred for new management, and professional fees.

         Interest Expense. On a consolidated basis, interest expense was $0.8 million in 2003 and 2002.

         Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units prior to the merger with T-3. Interest income decreased in 2003 due to the non-performance of the note receivable from Beaird Industries, Inc.

         Other (Income) Expense, net. Other (Income) Expense, net consists primarily of a $325,000 charge related to a casualty loss at one of our operating facilities, which was damaged by water from a broken high-pressure fire suppressant system coupling in August 2003. We will attempt to recover most of the costs from third parties and/or insurance. However, as of September 30, 2003, we have expensed the total remaining costs to repair the facility.

         Income Taxes. Income tax expense for 2003 was $0.2 million as compared to $0.6 million in 2002. The effective tax rate was 61% in 2003 compared to an effective tax rate of 35% in 2002. The effective tax rate for 2003 was increased by the effect of non-deductible expenses, which remained relatively constant despite the significant decrease in income before provision for income taxes from 2002 to 2003.

         Net Income. On a consolidated basis, net income was $0.1 million in 2003 compared with $1.1 million in 2002 as a result of the foregoing factors.

         Nine Months ended September 30, 2003 Compared with Nine Months ended September 30, 2002

         Revenues. On a consolidated basis, revenues increased $1.6 million, or 1%, in 2003 compared to 2002. This increase was attributable to an improved United States onshore rig count, increased market penetration for our pressure control products and services, and increased revenues in the Distribution segment resulting from several large customer projects. These increases were negatively impacted by continued softness in the Gulf of Mexico drilling rig activity and lower revenues from artificial lift systems and larger fabricated equipment.

         Revenues for the Pressure Control segment increased $3.6 million, or 7%, in 2003 compared to 2002. The increase in revenues was primarily attributable to revenue increases associated with the increased United States onshore rig count and a slight increase in market share for our pressure control products and services. These revenues were negatively impacted by the continued softness in Gulf of Mexico drilling rig activity.

         Revenues for the Products segment decreased $4.6 million, or 15%, in 2003 compared to 2002. This decrease was primarily attributable to lower revenues from artificial lift systems and larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

         Revenues for the Distribution segment increased $2.6 million, or 10%, in 2003 compared to 2002 due to several large customer projects. These large customer projects made up for a slight decline in the volume of orders that typically comprise the revenue base due to the continued softness in activity in the Gulf of Mexico. Additionally, adverse weather in the Gulf of Mexico in late September 2002 contributed to lower revenues in 2002.

         Cost of Revenues. On a consolidated basis, cost of revenues increased $4.0 million, or 5%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 26% in 2003 compared to 29% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services and increased insurance and medical costs.

         Cost of revenues for the Pressure Control segment increased $4.5 million, or 13%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 31% in 2003 compared to 35% in 2002. The decrease in gross profit margin was due to pricing pressure for our products and services, increased insurance and medical costs, a shift in product mix to lower margin items and the temporarily higher than normal manufacturing costs of one of our new manufactured pressure control products. We anticipate that the costs of manufacturing this new product will decrease in future periods and benefit our operations.

         Cost of revenues for the Products segment decreased $2.8 million, or 12%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 15% in 2003 compared to 19% in 2002. Gross profit margin decreased primarily as a result of pricing pressure for our products and services, increased insurance and medical costs, and a change in the revenue mix of products and services sold, with a greater percentage of 2003 revenues consisting of lower margin products revenues when compared to higher margin service revenues.

         Cost of revenues for the Distribution segment increased $2.4 million, or 12%, in 2003 compared to 2002, primarily due to the increase in revenues in 2003. Gross profit as a percentage of revenues was 26% in 2003 compared to 28% in 2002. Gross profit margin decreased primarily because of pricing pressure for our products, startup costs associated with the sale and distribution of a new valve automation product line and initial costs associated with a new distribution facility located in Houston, Texas. We anticipate that this new product line and location will benefit our operations in future periods.

         Selling, General and Administrative Expenses. On a consolidated basis, selling, general and administrative expenses increased $0.6 million, or 2%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses were 22% in 2003 compared to 21% in 2002.

         Selling, general and administrative expenses for the Pressure Control segment decreased $0.2 million, or 2%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 16% in 2002 to 15% in 2003, primarily due to cost reduction strategies.

         Selling, general and administrative expenses for the Products segment decreased $0.9 million, or 17%, in 2003 compared to 2002, primarily due to cost reduction strategies. As a percentage of revenues, selling, general and administrative expenses were 16% in 2002 and 2003.

         Selling, general and administrative expenses for the Distribution segment increased $0.2 million, or 3%, in 2003 compared to 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 23% in 2002 to 21% in 2003, primarily due to cost reduction strategies. These cost reduction strategies were partially offset by increased insurance and medical costs.

         Selling, general and administrative expenses for the Corporate operations increased $1.4 million, or 37%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with relocation and compensation expenses for new management, the recognition of severance payments to former management, the integration of the former IHI operating units into T-3, and professional fees.

         Interest Expense. On a consolidated basis, interest expense decreased to $2.4 million in 2003 from $2.7 million in 2002, primarily as a result of lower debt levels and interest rates throughout 2003.

         Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units prior to the merger with T-3. Interest income decreased in 2003 due to the non-performance of the note receivable from Beaird Industries, Inc.

         Other (Income) Expense, net. Other (Income) Expense, net consists primarily of a $325,000 charge related to a casualty loss at one of our operating facilities, which was damaged by water from a broken high-pressure fire suppressant system coupling in August 2003. We will attempt to recover most of the costs from third parties and/or insurance. However, as of September 30, 2003, we have expensed the total remaining costs to repair the facility.

         Write-down of Acquired Note Receivable. In the first quarter of 2003, we wrote down a note receivable to its estimated net realizable value. The note was acquired in conjunction with the disposal by Industrial Holdings, Inc. of Beaird Industries, Inc. prior to the completion of its merger with T-3. During the first quarter of 2003, we were informed by the payor of the note of its inability to make timely interest payments and to continue as a going concern unless it restructures its debt obligations. We are negotiating terms with the payor in an effort to maximize the value and collection of this note. A reserve of approximately 50% of the note was recorded. We currently believe that the note receivable is recorded at its net realizable value of approximately $1.7 million.

         Income Taxes. Income tax expense for 2003 was $0.5 million as compared to $2.5 million in 2002. The effective tax rate was 49% in 2003 compared to 40% in 2002. The effective tax rate for 2003 was increased by the effect of non-deductible expenses, which remained relatively constant despite the significant decrease in income before provision for income taxes from 2002 to 2003.

         Net Income. On a consolidated basis, net income was $0.6 million in 2003 compared with $3.8 million in 2002 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had working capital of $26.3 million, current maturities of long-term debt of $3.5 million, long-term debt of $22.3 million and stockholders' equity of $131.2 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity and convertible notes (primarily to our largest stockholder, First Reserve VIII, L.P.) and internally generated funds.

         Net Cash Provided by Operating Activities. For the nine months ended September 30, 2003, net cash provided by operating activities was $4.6 million compared to $9.9 million in the same period in 2002. Cash provided by operations was primarily due to earnings plus non-cash charges, partially offset by increased working capital requirements in both periods.

         Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $1.1 million in the nine months ended September 30, 2003 compared to $3.6 million in the same period in 2002. For the nine months ended September 30, 2003 and 2002, we made capital expenditures of approximately $1.3 million and $3.7 million, respectively. Approximately one-half of these expenditures in each period were to support manufacturing operations, with the remainder incurred at the corporate level to improve our information technology network in order to integrate the former IHI operating units into T-3. These costs at the corporate level substantially decreased in the third quarter of 2003 as we completed much of the information technology network improvements.

         Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under credit facilities and sales of equity securities. Financing activities used net cash of $4.3 million in the nine months ended September 30, 2003 compared to $7.4 million in the same period in 2002. During 2003, we had no borrowings under our long-term debt credit facilities compared to $0.4 million during 2002. During 2003, we made principal payments of $2.6 million on our long-term debt, exclusive of its revolving credit facility, compared to $4.8 million in 2002. During 2003, we had net repayments of $1.5 million on our revolving credit facility compared to net repayments of $13.0 million in 2002. During 2002, we had proceeds of $10.0 million from the sale of equity securities to our largest stockholder, First Reserve Fund VIII, L.P. These proceeds were used to reduce debt.

         Principal Debt Instruments. As of September 30, 2003, we had an aggregate of $25.8 million borrowed under our principal bank credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of September 30, 2003, we had $23.1 million in borrowing capacity under our revolving credit facility; however, as a result of restrictions imposed by the funded debt-to-EBITDA ratio covenant, our availability was limited to $4.8 million.

         On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $41.5 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At September 30, 2003, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and commencing April 2003, if, and for so long as, our funded debt-to-EBITDA ratio for the previous fiscal year is 2.50 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of September 30, 2003, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.

         The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 10.7%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. As of September 30, 2003, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

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

         A summary of our outstanding contractual obligations and other commercial commitments at September 30, 2003 is as follows (in thousands):

                                                                         Payments Due by Period
                                           -----------------------------------------------------------------------------------
                                                            Less than 1
Contractual Obligations                      Total              Year            1-3 Years        4-5 Years       After 5 Years
-----------------------------------        ----------       -----------        ----------        ----------      -------------
Long-term debt ....................        $   25,835        $    3,490        $   21,774        $      170        $      401
Operating leases ..................             4,716             1,783             1,827               803               303
                                           ----------        ----------        ----------        ----------        ----------
Total contractual obligations .....        $   30,551        $    5,273        $   23,601        $      973        $      704
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

         Three of our directors, Mark E. Baldwin, Joseph R. Edwards and Ben A. Guill, are also current directors or officers of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P., our largest stockholder. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of T-3 regarding business dealings between First Reserve Corporation and T-3 and other matters. The resolution of these conflicts may not always be in our or our stockholders' best interests.

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

         We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of September 30, 2003, our revolving credit facility had no principal balance and our variable long-term debt had a principal balance of $11.3 million, all with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.1 million annual increase in interest expense on the existing principal balances.

ITEM 4. CONTROLS AND PROCEDURES

         Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we conducted an evaluation, under the supervision of and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None

ITEM 6. EXHIBITS

         a. Exhibits

         Exhibit Number        Identification of Exhibit

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

         32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

         b. Reports on Form 8-K

               None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 31ST DAY OF OCTOBER, 2003.

                                     T-3 ENERGY SERVICES, INC.

                                 By: /s/ STEVEN J. BRADING
                                     ------------------------------------------
                                     STEVEN J. BRADING (CHIEF FINANCIAL
                                       OFFICER AND VICE PRESIDENT)

                                 By: /s/ MICHAEL T. MINO
                                     ------------------------------------------
                                     MICHAEL T. MINO (CORPORATE
                                       CONTROLLER AND VICE PRESIDENT)

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                               IDENTIFICATION OF EXHIBIT
     -------                              -------------------------
      31.1*           --    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
                            Rule 15d-14(a), promulgated under the Securities
                            Exchange Act of 1934, as amended.

      31.2*           --    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or
                            Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

      32.1*           --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

      32.2*           --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

----------

* Filed herewith.