Form 10-K
period 2003-12-31
T-3 ENERGY SERVICES INC
filed 2004-03-30
CIK 879884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         The aggregate market value of common stock held by non-affiliates was $9,979,314 at June 30, 2003. As of March 30, 2004, there were 10,581,986 shares of common stock outstanding.

         THE REGISTRANT'S PROXY STATEMENT, TO BE FILED PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WITH RESPECT TO THE 2004 ANNUAL MEETING OF STOCKHOLDERS, IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K

Item                                                                                           Page
----                                                                                           ----
                                               PART I

 1.    Business.........................................................................         1

 2.    Properties.......................................................................         9

 3.    Legal Proceedings................................................................         9

 4.    Submission of Matters to a Vote of Security Holders..............................         9

                                              PART II

 5.    Market for Registrant's Common Equity and Related Stockholder Matters............        10

 6.    Selected Financial Data..........................................................        10

 7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................................        13

 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................        26

 8.    Financial Statements and Supplementary Data......................................        26

 9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure........................................................        26

 9A.   Controls and Procedures..........................................................        26

                                              PART III

 10.   Directors and Executive Officers of the Registrant...............................        27

 11.   Executive Compensation...........................................................        27

 12.   Security Ownership of Certain Beneficial Owners and Management and Related
        Stockholder Matters.............................................................        27

 13.   Certain Relationships and Related Transactions...................................        27

 14.   Principal Accountant Fees and Services...........................................        27

                                              PART IV

 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................        28

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

         We were formerly a Texas corporation named Industrial Holdings, Inc. ("IHI"). On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock.

         The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair market values, with the fair market value of the purchase consideration in excess of the fair market value of IHI's identifiable net assets treated as goodwill. The historical financial data presented in this Annual Report on Form 10-K includes the historical financial condition and operating results of former T-3 prior to its merger with IHI. For the year 2001, the historical financial data also includes the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001.

         We were incorporated in Delaware in November 2001 in connection with the merger into IHI and the subsequent re-incorporation in Delaware. The Company's principal executive offices are located at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040, and its telephone number is (713) 996-4110.

RECENT DEVELOPMENTS

         In mid year 2003, we hired a new management team and began to evaluate our various existing businesses and products to determine T-3's future strategic direction, and to improve return on stockholder investment and position T-3 for future growth.

         In the fourth quarter of 2003, our new management team completed its evaluation of each of the business segment's product lines and service revenues for expected performance in the forthcoming years and formulated a new business strategy and operating plan. Management based its expectations for T-3's future performance on current market conditions and on each of the business segment's potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets. In December 2003, the Board of Directors approved management's business strategy and 2004 annual operating plan.

         As part of the approved strategy and operating plan, we committed to a formal plan to sell certain non-core assets within our Products segment. Accordingly, these assets were reported as discontinued operations and we recorded a loss of $11.3 million, net of tax, at December 31, 2003 based upon a pending sales contract. The sale of these assets was consummated in February 2004 for an aggregate purchase price of approximately $7.4 million, subject to post-closing adjustments. In connection with the disposition, we reevaluated our expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would still generate revenues and earnings and contribute positively to T-3's consolidated results of operations and cash flows but at a much reduced level. This determination was based on the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component revenues. In addition, we expect lower revenues from the electrical motor and generator repair and storage business. As a result, we recorded an impairment charge of $16.2 million on goodwill attributable to our Products segment.

BUSINESS STRATEGY

         Our business strategy is to maximize stockholder value by building a diversified oilfield services company founded on products and services that enhance our customers' operations. We have adopted the strategies described below:

         - integrate our existing operations through appropriate financial controls and personnel, management information systems and facilities consolidations;

         - focus on excellence in engineering and designing of our products for our customers;

         - enter niche markets for products and services that allow us an opportunity to perform more effectively and efficiently than major energy services companies;

         - acquire products and services that complement each other and our existing products and services in the manufacturing, aftermarket and service arenas;

         - expand higher margin aftermarket services by promoting rapid response to customer needs;

         - maintain our focus on the Gulf of Mexico and high pressure gas markets;

         - emphasize inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases;

         -        take advantage of our volume purchasing power;

         - expand into international markets through agency agreements or acquisitions; and

         -        complete strategic add-on acquisitions.

         Currently, we have 20 locations throughout the Gulf Coast region and in other select oil and gas regions in Texas and Louisiana.

OPERATIONS

         PRODUCTS AND SERVICES

         Pressure Control. Through our Pressure Control segment, we manufacture, remanufacture and repair high pressure, severe service products including valves, chokes, actuators, blow out preventers, manifolds and wellhead equipment. Pressure Control products and services are sold primarily in the Gulf Coast region to major and independent oil and gas companies engaged in exploration, production, completion and transportation of oil and gas, and to drilling and well servicing contractors. Valves, chokes, actuators and other pressure control products are used to start, stop and monitor the flow of liquids and gases and to protect equipment and personnel from excessive or sudden changes in pressure. Drilling machinery, including drawworks, mud pumps, rotary tables, blowout preventers and pipe handling equipment, are major mechanical and pressure control components of drilling and well servicing rigs. These components are essential to the pumping of fluids, the hoisting, supporting and rotating of the drill string and the controlling of sudden changes in well pressure that may cause the well to ignite.

         Products. Our Products segment remanufactures and repairs pumps, electric motors and generators, fabricates equipment and components for use in the exploration and production of oil and gas, provides specialty machining for the repair and remanufacture of natural gas and diesel engines, and applies specialty machining and custom coatings to customers' products used primarily in the oil and gas industry. The Products segment's products and services are sold primarily to customers in the upstream and downstream oil and gas industry, located in the Gulf Coast region and North America, as well as to a large Texas municipality. Pumps are used to move various types of fluids from one point to the next and are sold based on the fluid type and characteristics, volume to be pumped and the pressure at which the fluid is to be pumped. Electric motors are used in numerous applications to provide power to equipment in petrochemical plants and refineries, offshore production platforms and drilling and well servicing rigs. Generators are used on offshore platforms on drilling rigs to generate the electric power necessary for operations. Custom coating value added services are used by some of our customers, often in conjunction with the other products and services we provide. In the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets that manufacture specialty bolts and fasteners. These assets qualified as businesses and were thus accounted for as discontinued operations (see Note 2 to our consolidated financial statements for additional information).

         Distribution. Our Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. Our distribution activities are carried out through our network of five primary distribution centers along the Louisiana and Texas Gulf Coast. The products stocked at each location vary depending upon local customer needs.

         For further information on segment reporting, see Note 13 to our consolidated financial statements.

         CUSTOMERS AND MARKETS

         The Pressure Control segment sells its products and services to companies engaged in the exploration, production and pipeline transportation of oil and gas; companies in the petrochemical, chemical and petroleum refining industries; and onshore and offshore contract drilling and well servicing companies.

         Within the Products segment, pumps, electric motors and generators, fabrication, and specialty machining and coating services are sold to customers in the upstream and downstream oil and gas industry located in the Gulf Coast region and North America, as well as to a large Texas municipality.

         The Distribution segment's customers are primarily companies in the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards.

         No single customer within any of our segments accounted for greater than 10% of total revenues within such segment during 2003.

         MARKETING

         We market our products primarily through a direct sales force of 71 persons. We believe that our proximity to customers is a key to maintaining and increasing revenues. A majority of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on a contract basis, depending on the circumstances. International sales are typically made with agent or representative arrangements, and significant sales are secured by letters of credit.

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

INSURANCE

         We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts we believe to be customary and reasonable.

         Although we believe we currently maintain insurance coverage adequate for the risks involved, there is always a risk our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. During 2003, our cost of insurance and self-insured retention levels increased. Changes in coverage, insurance markets and our industry may result in further increases in our cost and higher deductibles and retentions.

COMPETITION

         In each of our segments, many of the markets in which we compete are highly fragmented, and our competitors in these niche markets range from relatively small, privately held businesses to large integrated companies. Competition is based on several competitive factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business from our customers. We compete with a large number of companies, none of which are dominant in our markets, many of which possess greater financial resources or offer certain products and services we do not offer.

BACKLOG

         Our backlog is shown in the table below:

                                   December 31,
                             -----------------------
                              2003           2002
                              ----           ----
                                 (in thousands)
Pressure Control             $ 8,385        $ 8,088
Products                         372            721
Distribution                     762          1,338
                             -------        -------
          Total              $ 9,519        $10,147
                             =======        =======

         The above backlog information consisted of written orders or commitments believed to be firm contracts for products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. Management believes that substantially all of the orders and commitments included in backlog at December 31, 2003 will be completed within the next 12 months.

ENVIRONMENTAL REGULATIONS

         We are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at our facilities or at third-party facilities at which we have arranged for the disposal or treatment of hazardous materials and/or wastes.

         Our environmental remediation and compliance costs have not been material during any of the periods presented. We have been identified as a potentially responsible party (PRP) with respect to one site designated for cleanup under CERCLA and similar state laws. Our involvement at this site is believed to have been minimal. Because it is early in the process, no determination of our actual liability can be made at this time. As such, we have not currently accrued for any future remediation costs. However, based upon our involvement with this site, we do not expect that our share of remediation costs will have a material impact on our financial position, results of operations or cash flows.

         In July 2001, we discovered preliminary information concerning deep soil contamination at one of our leased facilities. This preliminary information is limited, and the contamination source has not yet been identified. We have informed the landlord of the existence of the contamination and have requested that they remediate the property as required by the lease. We expect that the landlord will comply with its obligations under the lease to investigate the environmental condition and take any action required under applicable laws. We do not believe that we have contributed to or are responsible for remediation of the site.

         We believe that we are in compliance in all material respects with applicable environmental laws and are in full compliance with all obligations to investigate or remediate contamination that could reasonably be expected to result in material liability. However, it is possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. In addition, environmental laws continue to be amended and revised and may impose stricter obligations in the future. We cannot predict the effect such future requirements, if enacted, would have on us, although we believe that such regulations would be enacted over time and would affect the industry as a whole.

EMPLOYEES

         As of December 31, 2003, we had a total of 778 employees, 206 of whom are salaried and 572 of whom are paid on an hourly basis. The entire work force is employed within the United States. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

AVAILABLE INFORMATION

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

         We have based the forward-looking statements relating to our operations on our current expectations, and estimates and projections about us and about the industry in which we operate in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K.

RISK FACTORS

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

         - the level of oil and gas inventories;

         - the cost of producing oil and gas;

         - the level of drilling activity;

         - worldwide economic activity; and

         - governmental regulation.

         If there is a significant reduction in the demand for drilling services, cash flows of drilling contractors or production companies or drilling or well servicing rig utilization rates, then demand for our products will decline.

THE OILFIELD SERVICE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN A LOSS OF MARKET SHARE OR A DECREASE IN REVENUE OR PROFIT MARGINS.

         The oilfield service industry in which we operate is highly competitive. Many of our competitors have greater financial and other resources than we do. Each of our operating units is subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include price, quality and customer service. Strong competition may result in a loss of market share and a decrease in revenue and profit margins. Our success will be affected by our ability to lower our cost structure. Our forward-looking statements assume we will be successful in reducing our cost structure and adapting to the changing environment.

AVAILABILITY OF A SKILLED WORKFORCE COULD AFFECT OUR PROJECTED RESULTS.

         The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements assume we will be able to maintain a skilled workforce.

OUR LONG-TERM GROWTH DEPENDS UPON TECHNOLOGICAL INNOVATION AND
COMMERCIALIZATION.

         Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand internationally. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers' operations. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

THE CYCLICAL NATURE OF OR A PROLONGED DOWNTURN IN OUR INDUSTRY COULD AFFECT THE CARRYING VALUE OF OUR GOODWILL.

         During 2003, we had goodwill impairments related to continuing and discontinued operations totaling $26.4 million. As of December 31, 2003, we had approximately $69.0 million of goodwill after the aforementioned impairments. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in further impairment charges and therefore adversely affect our results.

UNINSURED JUDGMENTS OR A RISE IN INSURANCE PREMIUMS COULD ADVERSELY IMPACT OUR RESULTS.

         Although we maintain insurance to cover potential claims and losses, we could become subject to a judgment for which we are not adequately insured. Additionally, the terrorist attacks that occurred in the U.S., as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of our insurance and more restrictive coverages may adversely impact our results of operations.

UNINSURED CLAIMS AND LITIGATION COULD ADVERSELY IMPACT OUR RESULTS.

         In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation we are currently subject to will result in any material uninsured losses to us. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring.

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

THREE OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO OFFICERS OR EMPLOYEES OF FIRST RESERVE CORPORATION. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN OUR OR OUR STOCKHOLDERS' BEST INTERESTS.

         Three of our directors, Mark E. Baldwin, Joseph R. Edwards and Ben A. Guill, are also current officers or employees of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P., a beneficial owner of more than 85% of our common stock. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as officers or employees of First Reserve Corporation may conflict with their duties as directors of our company regarding business dealings between First Reserve Corporation and us and other matters. The resolution of these conflicts may not always be in our or our stockholders' best interests.

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

ITEM 2. PROPERTIES

         We operate 20 facilities, all located in the Gulf Coast region, which range in size from 7,200 square feet to approximately 120,000 square feet of manufacturing, distribution and related space, or an aggregate of approximately 592,800 square feet, including corporate headquarters. Of this total, 483,300 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2011. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

         We maintain our principal executive offices at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040. This property consists of conventional office space and is, in our opinion, adequate to meet our needs for the foreseeable future.

         The following chart lists our facilities by segment:

                 SEGMENT                       NUMBER OF FACILITIES          SQUARE FOOTAGE
                 -------                       --------------------          --------------
Pressure Control...........................            12                         279,800
Products...................................             2                         182,500
Distribution...............................             5                         123,300
Other......................................             1                           7,200

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders in the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on The Nasdaq National Market under the symbol "TTES." The following table sets forth the high and low closing sales prices of our common stock:

                                                               PRICE RANGE
                                                          ---------------------
                                                            HIGH          LOW
                                                          --------      -------
2002
    First Quarter..................................       $  10.24      $  7.50
    Second Quarter.................................       $   9.70      $  8.27
    Third Quarter..................................       $   8.60      $  5.13
    Fourth Quarter.................................       $   7.61      $  6.40
2003
    First Quarter..................................       $   7.45      $  6.22
    Second Quarter.................................       $   7.20      $  5.75
    Third Quarter..................................       $   6.80      $  5.64
    Fourth Quarter.................................       $   6.30      $  4.95

         On March 26, 2004, the last reported sales price of our common stock, as quoted by The Nasdaq National Market, was $6.89 per share. On March 26, 2004, there were approximately 146 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks.

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

         The following selected consolidated financial data for each of the four years in the period ended December 31, 2003 has been derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                              YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                    2003          2002        2001         2000
                                                                  ---------     --------    ---------    --------
                                                                     (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
OPERATING DATA:
Revenues.......................................................   $ 125,584     $123,604    $  90,162    $ 25,683

Income (loss) from operations (1)..............................      (9,042)       9,477       10,126       3,784

Income (loss) from continuing operations (1),(2),(3),(4).......     (16,950)       4,050        1,922         335

Income (loss) from discontinued operations, net of tax (5).....     (11,329)         520          ---         ---
                                                                  ---------     --------    ---------    --------
Net income (loss)..............................................   $ (28,279)    $  4,570    $   1,922    $    335
                                                                  =========     ========    =========    ========
Basic earnings (loss) per common share:

     Continuing operations.....................................   $   (1.60)    $   0.39    $    0.85    $   0.26
     Discontinued operations...................................       (1.07)        0.05          ---         ---
                                                                  ---------     --------    ---------    --------
     Net income per common share...............................   $   (2.67)    $   0.44    $    0.85    $   0.26
                                                                  =========     ========    =========    ========

Diluted earnings (loss) per common share: (6)
     Continuing operations.....................................   $   (1.60)    $   0.39    $    0.76    $   0.26
     Discontinued operations...................................       (1.07)        0.05          ---         ---
                                                                  ---------     --------    ---------    --------
     Net income per common share...............................   $   (2.67)    $   0.44    $    0.76    $   0.26
                                                                  =========     ========    =========    ========

Weighted average common shares outstanding:
     Basic.....................................................      10,582       10,346        2,271       1,302
     Diluted (6)...............................................      10,582       10,347        3,715       1,302

                                                                                    DECEMBER 31,
                                                                  -----------------------------------------------
                                                                    2003          2002        2001         2000
                                                                  ---------     --------    ---------    --------
BALANCE SHEET DATA:
Total assets...................................................     145,537      186,599      199,728      66,819
Long-term debt, less current maturities........................      14,263       26,441       43,897      36,083

(1)      In 2003, we recorded a $16.2 million charge to continuing operations for the impairment of goodwill related to the Products segment.

(2)      In 2003, we wrote-off a $3.5 million note receivable from Beaird Industries, Inc., an entity controlled by former directors Don Carlin and Robert Cone.

(3)      In 2003, we recorded a $0.3 million charge to other expense for repairs to a leased facility damaged by flooding.

(4)      In 2001, we recorded a charge of $0.8 million related to the write-off of unamortized deferred loan costs.

(5)      In the fourth quarter of 2003, we committed to dispose of certain non-core assets within our Products segment. Accordingly, the results of operations attributable to those assets are reported as discontinued operations.

(6)      For 2003, 2002, 2001 and 2000, there were 577,979, 480,575, 282,829 and 120,588 options, respectively, and 517,862, 3,489,079, 3,489,079 and no warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In
         2000, there were 185,180 weighted average shares of common stock related to our convertible subordinated debt that were not included because to do so would have been anti-dilutive.


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

COR-VAL, INC.

                                       ELEVEN MONTHS
                                          ENDED                  YEAR ENDED
                                    FEBRUARY 29, 2000(1)       MARCH 31, 1999
                                    --------------------       --------------
                                                  (IN THOUSANDS)
OPERATING DATA:
Sales............................         $  10,842              $  10,310
Income from operations...........             1,616                  1,362
Net income.......................         $   1,618              $     797
                                          =========              =========

                                                           AS OF MARCH 31, 1999
                                                           --------------------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets............................................          4,041
Long-term debt (2)......................................             94

(1) In July 1999, Cor-Val purchased all of the equity securities of Cor-Val Services, Inc. in exchange for common stock.

(2)      Excludes deferred income taxes and other long-term liabilities.


Selected Historical Financial Data of Preferred Industries, Inc.

         The following selected unaudited historical financial data as of and for the year ended December 31, 1999 and the four months ended April 30, 2000 has been derived from the audited financial statements of Preferred Industries as of and for the years ended December 31, 1999, and for the four months ended April 30, 2000. Preferred Industries has been identified as a predecessor to T-3 for financial reporting purposes.

PREFERRED INDUSTRIES, INC.

                                     FOUR MONTHS ENDED          YEAR ENDED
                                      APRIL 30, 2000         DECEMBER 31, 1999
                                      --------------         -----------------
                                                  (IN THOUSANDS)
OPERATING DATA:
Sales............................        $ 3,808                 $ 12,925
Income (loss) from operations....            641                      (25)
Net income (loss)................        $   352                 $   (131)
                                         =======                 ========

                                                                    AS OF
                                                               DECEMBER 31, 1999
                                                               -----------------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.....................                                   6,923
Long-term debt (1)...............                                   1,843

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

         T-3 was incorporated in October 1999. During the year 2000, we acquired five operating companies in transactions accounted for using the purchase method of accounting. On February 29, 2000, we acquired Cor-Val for approximately $21.4 million in cash, plus liabilities assumed and the issuance of 54,508 shares of our common stock. On April 30, 2000, we acquired Preferred Industries for approximately $18.8 million in cash, plus liabilities assumed and the issuance of 18,169 shares of our common stock. On April 30, 2000, we acquired O&M Equipment, Inc. for approximately $1.4 million in cash, plus liabilities assumed and a maximum earnout of $1.0 million based on the performance of O&M through 2002 ($0.3 million was earned in 2002, $0.6 million was earned in 2001, and $0.1 million was earned in 2000). Additionally, we acquired Control Products of Louisiana, Inc. and Coastal Electric Motors, Inc. in September 2000 and December 2000, respectively, for total consideration of approximately $10.3 million in cash, plus liabilities assumed. The results of operations of these companies have been included in our operating results from the dates of acquisition.

         On May 7, 2001, simultaneous with the signing of the merger agreement with IHI, we acquired A&B Bolt, Inc., a subsidiary of IHI, for $15.3 million in cash including expenses in a transaction accounted for using the purchase method of accounting. The results of operations of A&B Bolt have been included in our operating results from the date of acquisition.

         On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation ("former T-3"), merged into IHI, a Texas corporation, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name "T-3 Energy Services, Inc." and implemented a one-for-ten reverse stock split of its common stock.

         The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair market values, with the fair market value of the purchase consideration in excess of the fair market value of IHI's identifiable net assets treated as goodwill. The historical financial data presented in this Annual Report on Form 10-K includes the historical financial condition and operating results of T-3 prior to its merger with IHI. For the year 2001, the historical financial data also includes the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001.

         As part of the merger with IHI, we acquired a non-energy subsidiary. Because the subsidiary's operations were outside our strategic focus, at the time of the merger, we identified this operation as one to be sold. The sale was completed in July 2002.

         On December 18, 2001, our shares of common stock began trading on The Nasdaq National Market under the new symbol "TTES." Immediately after the merger, First Reserve Fund VIII, L.P. ("First Reserve") owned approximately 77% of our common shares, and collectively all of the former T-3 stockholders (including First Reserve) owned approximately 79% of our common shares, with the remaining 21% of our common shares being held by the stockholders of IHI immediately prior to the merger.

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

         In mid year 2003, we hired a new management team and began to evaluate our various existing businesses and products to determine T-3's future strategic direction, and to improve return on stockholder investment and position T-3 for future growth.

         During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. The assets sold comprised substantially all of the assets of LSS - Lone Star - Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing), (collectively, "the Businesses"). The Businesses primarily manufacture and distribute a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries as well as the military.

         Pursuant to the asset sale agreement, the buyer purchased all of the assets of the Businesses for a purchase price of $7.4 million, subject to a working capital adjustment after closing. We received $7.4 million in cash on February 23, 2004, which was immediately used to pay down our Wells Fargo term loan (see Note 6 to the consolidated financial statements). In addition, we received two promissory notes in the amount of $0.2 million and $0.1 million, respectively. We did not record these two notes as their ultimate collection is contingent upon the occurrence of certain specified events which management believes are not probable of occurring.

         At December 31, 2003, these assets constituted a business and thus were held for sale. Accordingly, their results of operations were reported as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a loss of $11.3 million, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10.2 million and a long-lived asset impairment of $2.3 million. The assets sold were acquired as part of the IHI merger that occurred on December 17, 2001. The results of operations and cash flows for 2001 for these assets were not material to our 2001 consolidated financial statements.

         In the fourth quarter of 2003, our new management team completed its evaluation of each of the business segment's product lines and service revenues for expected performance in the forthcoming years and formulated a new business strategy and operating plan. Management based its expectations for T-3's future performance on current market conditions and on each of the business segment's potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets.

         We reevaluated our expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would still generate revenues and earnings and contribute positively to T-3's consolidated results of operations and cash flows but at a much reduced level. This determination was based on the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component revenues. In addition, we expect lower revenues from the electrical motor and generator repair and storage business. As a result, we recorded an impairment charge of $16.2 million on goodwill attributable to our Products segment.

         Management's business strategy is to continue to expand and grow our product lines and services in both existing and strategically acquired domestic and international operations. This will be accomplished by acquiring products and services that complement each other in the manufacturing, aftermarket and service arenas. In addition, to increase the volume of our products growth, we plan to improve and expand on our international agency agreements. To promote quality and excellence to our customers, we have increased our engineering group to improve and expand on our existing product lines in addition to any future products we may develop or acquire. We plan to expand our higher margin after market services by promoting rapid response to customer needs and promote intercompany coordination through combined sales efforts. Finally, we continue to improve our existing operations through the integration and consolidation of our facilities.

HISTORICAL TRENDS AND OUTLOOK

         The following table sets forth certain statistics that are reflective of recent historical market conditions:

                                WTI    Henry Hub   United States   Gulf of Mexico
   Year Ended:                Oil (1)   Gas (2)    Rig Count (3)    Rig Count (4)
   -----------                -------   -------    -------------    -------------
December 31, 2001..........  $  25.97   $  4.12        1,115            148
December 31, 2002..........  $  26.02   $  3.28          831            109
December 31, 2003..........  $  31.12   $  5.50        1,032            104

(1) Source: Average price per barrel for the year calculated by T-3 using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2) Source: Average price per MM/BTU for the year calculated by T-3 using daily data published on www.oilnergy.com.

(3) Source: Average United States Rig Count for the year calculated by T-3 using weekly data published by Baker Hughes Incorporated.

(4) Source: Average Gulf of Mexico Rig Count for the year calculated by T-3 using weekly data published by Baker Hughes Incorporated.

         Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold. The level of exploration and production, our primary driver, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The United States drilling rig count remained stable throughout the second half of 2002, before increasing steadily throughout 2003. However, the average Gulf of Mexico rig count for 2003 was below the average rig count for 2002 and had declined slightly from higher average levels in late 2002.

         The level of revenue improvement for us in the future will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The speed and extent of any recovery in these markets is difficult to predict in light of continued economic uncertainty. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that continuing price and general economic uncertainty will cause near-term activity levels to remain flat for the first half of 2004.

RESULTS OF OPERATIONS

         The following table sets forth certain operating statement data for each of our segments for each of the years presented (in thousands):

                                          FOR THE YEARS ENDED DECEMBER 31,
                                           2003         2002         2001
                                         ---------    ---------    --------
Revenues:
   Pressure Control...............       $  75,214    $  70,177    $ 52,120
   Products.......................          11,249       16,179       7,435
   Distribution...................          39,121       37,248      30,607
                                         ---------    ---------    --------
                                           125,584      123,604      90,162
                                         ---------    ---------    --------
Cost of revenues:
   Pressure Control...............          52,045       45,713      33,434
   Products.......................           9,990       14,076       5,709
   Distribution...................          28,672       26,850      22,041
                                         ---------    ---------    --------
                                            90,707       86,639      61,184
                                         ---------    ---------    --------
Gross profit:
   Pressure Control...............          23,169       24,464      18,686
   Products.......................           1,259        2,103       1,726
   Distribution...................          10,449       10,398       8,566
                                         ---------    ---------    --------
                                            34,877       36,965      28,978
                                         ---------    ---------    --------
Operating expenses:
   Pressure Control...............          11,094       11,397       9,689
   Products.......................          17,873        2,155       1,624
   Distribution...................           8,546        8,278       6,130
   Corporate......................           6,406        5,658       1,409
                                         ---------    ---------    --------
                                            43,919       27,488      18,852
                                         ---------    ---------    --------
Income (loss) from operations:
   Pressure Control...............          12,075       13,067       8,997
   Products.......................         (16,614)         (52)        102
   Distribution...................           1,903        2,120       2,436
   Corporate......................          (6,406)      (5,658)     (1,409)
                                         ---------    ---------    --------
                                         $  (9,042)   $   9,477    $ 10,126
                                         =========    =========    ========

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

         Revenues. On a consolidated basis, revenues increased $2.0 million, or 2%, in 2003 compared to 2002. This increase was attributable to an improved United States onshore rig count, increased market penetration for our pressure control products and services, and increased revenues in the Distribution segment resulting from several large customer projects. These increases were negatively impacted by continued softness in the Gulf of Mexico drilling rig activity, continued pricing pressure for our products and services and lower revenues from artificial lift systems and larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

         Revenues for the Pressure Control segment increased $5.0 million, or 7%, in 2003 compared to 2002. The increase in revenues was primarily attributable to revenue increases associated with the increased United States onshore rig count and a slight increase in market share for our pressure control products and services. These revenues were negatively impacted by the continued softness in Gulf of Mexico drilling rig activity and continued pricing pressure for our products and services.

         Revenues for the Products segment decreased $4.9 million, or 30%, in 2003 compared to 2002. This decrease was primarily attributable to continued pricing pressure for our products and services and lower revenues from artificial lift systems and larger fabricated equipment and components for use in the exploration and production of oil and gas, especially in the Gulf of Mexico.

         Revenues for the Distribution segment increased $1.9 million, or 5%, in 2003 compared to 2002 due to several large customer projects. These large customer projects offset a slight decline in the volume of orders that typically comprise the revenue base due to the continued softness in activity in the Gulf of Mexico and continued pricing pressure for our products and services. Additionally, adverse weather in the Gulf of Mexico in late September 2002 contributed to lower revenues in 2002.

         Cost of Revenues. On a consolidated basis, cost of revenues increased $4.1 million, or 5%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 28% in 2003 compared to 30% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services and increased insurance and self-insured medical costs.

         Cost of revenues for the Pressure Control segment increased $6.3 million, or 14%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 31% in 2003 compared to 35% in 2002. The decrease in gross profit margin was due to pricing pressure for our products and services, increased insurance and self-insured medical costs, a shift in product mix to lower margin items and the temporarily higher than normal manufacturing costs of one of our new manufactured pressure control products. We anticipate that the costs of manufacturing this new product will decrease in future periods and benefit our operations.

         Cost of revenues for the Products segment decreased $4.1 million, or 29%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 11% in 2003 compared to 13% in 2002. Gross profit margin decreased primarily as a result of pricing pressure for our products and services, increased insurance and self-insured medical costs, and a change in the revenue mix of products and services sold, with a greater percentage of 2003 revenues consisting of lower margin products revenues when compared to higher margin service revenues in the prior period.

         Cost of revenues for the Distribution segment increased $1.8 million, or 7%, in 2003 compared to 2002, primarily due to the increase in revenues in 2003. Gross profit as a percentage of revenues was 27% in 2003 compared to 28% in 2002. Gross profit margin decreased primarily because of pricing pressure for our products, startup costs associated with the sale and distribution of a new valve automation product line and initial costs associated with new distribution facilities located in Houston and Beaumont, Texas. We anticipate that the new product line and locations will benefit our operations in future periods.

         Operating Expenses. On a consolidated basis, operating expenses increased $16.4 million, or 60%, in 2003 compared to 2002. As a percentage of revenues, operating expenses were 35% in 2003 compared to 22% in 2002. The increase was primarily attributable to a goodwill impairment of $16.2 million.

         Operating expenses for the Pressure Control segment decreased $0.3 million, or 3%, in 2003 compared to 2002. As a percentage of revenues, operating expenses decreased from 16% in 2002 to 15% in 2003, primarily due to cost reduction strategies.

         Operating expenses for the Products segment increased $15.7 million in 2003 compared to 2002, primarily due to a goodwill impairment charge of $16.2 million offset by cost reduction strategies (see further discussions of the impairment charge in "Critical Accounting Policies"). As a percentage of revenues and exclusive of the goodwill impairment charge, operating expenses increased from 13% in 2002 to 15% in 2003 primarily because fixed operating expenses did not decrease proportionally with the corresponding revenues decrease.

         Operating expenses for the Distribution segment increased $0.3 million, or 3%, in 2003 compared to 2002. As a percentage of revenues, operating expenses remained at 22% in both 2003 and 2002.

         Operating expenses for the Corporate operations increased $0.7 million, or 13%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with relocation and compensation expenses for new management, the recognition of severance payments to former management, the integration of the former IHI operating units into T-3, and professional fees.

         Interest Expense. On a consolidated basis, interest expense decreased to $3.1 million in 2003 from $3.5 million in 2002, primarily as a result of lower debt levels and interest rates throughout 2003.

         Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by IHI of several business units prior to the merger with T-3. Interest income decreased in 2003 due to the write-off of the note receivable from Beaird Industries, Inc.

         Write-off of Acquired Note Receivable. In 2003, we wrote-off a $3.5 million note receivable that was acquired in conjunction with the disposal by IHI of Beaird Industries, Inc. prior to the completion of IHI's merger with T-3. During 2003, we were informed by the payor of the note of its inability to make payments and that its ongoing refinancing efforts to date had been unsuccessful. Prior to 2003, we had received interest payments in accordance with the specified terms of the note.

         Other (Income) Expense, net. Other (Income) Expense, net consists primarily of a $0.3 million charge related to a casualty loss at one of our operating facilities, which was damaged by water from a broken high-pressure fire suppressant system coupling in August 2003. We are pursuing recovery of these costs from third parties and/or insurance.

         Income Taxes. Income tax expense for 2003 was $1.1 million as compared to $2.7 million in 2002. The effective tax rate was positive in 2003 as the loss from continuing operations is attributable to the write-off of non-deductible goodwill. In 2002, the effective tax rate was 40% and was caused by the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided.

         Income (loss) from continuing operations. On a consolidated basis, loss from continuing operations was $17.0 million in 2003 compared with income from continuing operations of $4.1 million in 2002 as a result of the foregoing factors.

         Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. These assets were held for sale and accordingly, their results of operations were reported in discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a loss of $11.3 million, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10.2 million and a long-lived asset impairment of $2.3 million. The assets sold were acquired as part of the IHI merger that occurred on December 17, 2001. The results of their operations and cash flows were not material to our 2001 consolidated financial statements.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

         Revenues. On a consolidated basis, revenues increased $33.4 million, or 37%, in 2002 compared to 2001. Revenues increased across all segments as a result of the merger with IHI in December 2001 and the acquisition of A&B Bolt in May 2001. However, as a result of lower Gulf of Mexico drilling rig activity and continued general economic uncertainty, on a pro forma basis as if the merger with IHI, the acquisition of A&B Bolt, and the sale of a non-energy-related subsidiary had occurred as of January 1, 2001, revenues decreased $31.8 million for the year ended December 31, 2002, compared to the year ended December 31, 2001.

         Revenues for the Pressure Control segment increased $18.1 million, or 35%, in 2002 compared to 2001. The revenues increase in 2002 over 2001 was primarily attributable to the inclusion of a full year's revenues in the 2002 period from the IHI merger. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, revenues for this segment decreased $9.8 million due to lower levels of Gulf of Mexico drilling rig activity and general economic uncertainty, partially offset by increased international revenues.

         Revenues for the Products segment increased $8.7 million, or 118%, in 2002 compared to 2001. This revenues increase was primarily attributable to the inclusion of a full year's revenues in the 2002 period from the IHI merger. However, on a pro forma basis as if the merger with IHI had occurred as of January 1, 2001, revenues for this segment decreased $14.7 million due to lower levels of Gulf of Mexico drilling rig activity and general economic uncertainty.

         Revenues for the Distribution segment increased $6.6 million, or 22%, in 2002 compared to 2001. The revenues increase in 2002 over 2001 was primarily attributable to the inclusion of a full year's revenues in the 2002 period. The Distribution segment was formed in 2001 with the acquisition of A&B Bolt in May 2001. However, on a pro forma basis as if the acquisition of A&B Bolt and the sale of a non energy-related subsidiary had occurred as of January 1, 2001, revenues for this segment decreased $7.2 million due to lower levels of Gulf of Mexico drilling rig activity and general economic uncertainty.

         Cost of Revenues. On a consolidated basis, cost of revenues increased $25.5 million, or 42%, in 2002 compared to 2001 primarily as a result of the merger with IHI in December 2001. Gross profit margin was 30% in 2002 compared to 32% in 2001. Gross profit margin was lower on a consolidated basis in 2002 compared to 2001 primarily because of a change in the mix of revenues.

         Cost of revenues for the Pressure Control segment increased $12.3 million, or 37%, in 2002 compared to 2001, primarily as a result of the increase in revenues described above. Gross profit margin was 35% in 2002 compared to 36% in 2001. This slight decrease was attributable to fixed costs that did not decrease proportionally with pro forma revenues, partially offset by improved margins because of increased operational efficiencies.

         Cost of revenues for the Products segment increased $8.4 million, or 147%, in 2002 compared to 2001, primarily as a result of the increase in revenues as a result of the merger with IHI in December 2001. Gross profit margin decreased from 23% in 2001 to 13% in 2002. Gross profit margin decreased primarily as a result of a change in the mix of products and services revenues within the segment, in addition to fixed costs that did not decrease proportionally with the decrease in pro forma revenues.

         Cost of revenues for the Distribution segment increased $4.8 million, or 22%, in 2002 compared to 2001, primarily as a result of the increase in revenues. Gross profit margin was 28% in 2002 and 2001.

         Operating Expenses. On a consolidated basis, operating expenses increased $8.6 million, or 46%, in 2002 compared to 2001, primarily as a result of the merger with IHI, the acquisition of A&B Bolt in 2001 and the costs associated with being a publicly traded company. The increase was net of a decrease in the amortization of goodwill of $1.6 million. Operating expenses as a percentage of revenues were 22% and 21% for 2002 and 2001, respectively.

         Operating expenses for the Pressure Control segment increased $1.7 million, or 18%, in 2002 compared to 2001 as a result of the increase in revenues and the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $1.4 million. As a percentage of revenues, operating expenses decreased from 19% in 2001 to 16% in 2002, due to the higher revenues resulting from the IHI merger absorbing a larger portion of these fixed expenses.

         Operating expenses for the Products segment increased $0.5 million, or 33%, in 2002 as compared to 2001, primarily as a result of the merger with IHI in December 2001. The increase was net of a decrease in the amortization of goodwill of $0.1 million. As a percentage of revenues, operating expenses decreased from 22% in 2001 to 13% in 2002, due to the higher revenues resulting from the IHI merger absorbing a larger portion of these fixed expenses.

         Operating expenses for the Distribution segment increased $2.1 million, or 35%, in 2002 as compared to 2001, primarily as a result of the inclusion of a full year's operations for A&B Bolt in 2002. The increase was net of a decrease in the amortization of goodwill of $0.1 million. As a percentage of revenues, operating expenses increased from 20% in 2001 to 22% in 2002, primarily because fixed operating expenses did not decrease proportionally with the decrease in revenues.

         Operating expenses for the Corporate operations increased $4.3 million, or 302%, in 2002 compared to 2001. This increase was primarily attributable to the merger with IHI in December 2001 and the addition of corporate staff, including human resource, environmental, safety and information systems personnel, and related expenses resulting from T-3's growth and the costs associated with being a publicly traded company.

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

         Other (Income) Expense, net. As a result of the merger and the subsequent refinancing of our indebtedness in December 2001, we recorded other expense of $0.8 million for the write-off of unamortized deferred loan costs.

         Income Taxes. Income tax expense for 2002 was $2.7 million as compared to $2.6 million in 2001. The effective tax rate for 2002 was 40% compared to 57% in 2001. For both years, the tax rate in excess of statutory rates was primarily attributable to nondeductible expenses and state income taxes, net of the Federal benefit provided. The decrease in the effective rate in 2002 is attributable to the impact of nondeductible goodwill no longer being amortized due to the adoption of Statement of Financial Accounting Standards No. 142 and lower state income taxes.

         Income (loss) from continuing operations. On a consolidated basis, income from continuing operations was $4.1 million in 2002 compared with $1.9 million in 2001 as a result of the foregoing factors.

         Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. These assets were held for sale and accordingly, their results of operations were reported in discontinued operations. The assets sold were acquired as part of the IHI merger that occurred on December 17, 2001. The results of their operations and cash flows were not material to our 2001 consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had working capital of $24.9 million, current maturities of long-term debt of $10.1 million, long-term debt of $14.3 million and stockholders' equity of $102.4 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

         Net Cash Provided by Operating Activities. For 2003, net cash provided by operating activities was $7.8 million compared to $9.2 million in 2002 and $1.0 million in 2001. The decrease of $1.4 million for 2003 was primarily attributable to increases in inventory, higher payments on accounts payable, and lower collections of accounts receivable. Cash provided by operations increased in 2002 as compared to 2001 due to the increase in net income and more efficient management of our working capital.

         Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For 2003, 2002 and 2001, we made capital expenditures of approximately $1.6 million, $5.2 million and $3.2 million, respectively. Cash consideration paid for acquisitions, including the merger with IHI, was $0.3 million and $72.4 million in 2002 and 2001, respectively (see
Note 2 to our consolidated financial statements). There were no acquisitions in 2003.

         Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used $5.8 million and $9.3 million of net cash in 2003 and 2002, respectively, compared to providing net cash of $78.5 million in 2001. During 2002, we had net repayments of $15.8 million under our credit facilities, compared to net borrowings of $13.3 million during 2001. We had proceeds from issuance of long-term debt and convertible subordinated debt of $0.0 million, $2.5 million and $46.6 million in 2003, 2002 and 2001, respectively. We made principal payments on long-term debt of $5.5 million, $6.0 million and $25.7 million in 2003, 2002 and 2001, respectively.

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

         Principal Debt Instruments. As of December 31, 2003, we had an aggregate of $24.4 million borrowed under our principal bank credit facility and other bank financings. As of December 31, 2003, as a result of the funded debt-to-EBITDA ratio covenant, as defined in the credit agreement, our availability under our revolving credit facility was limited to $5.2 million.

         On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $25.0 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2003, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and if, and for so long as, our funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. In connection with the sale of certain assets of the Products segment in February 2004 (see Note 2 to our consolidated financial statements), we used the net proceeds to pay down the Wells Fargo term loan. The remaining balance of the loan was concurrently paid off with other funds. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. The senior credit facility is collateralized by substantially all of our assets. The senior credit facility's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2003 was 10.44%.

         The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 11.02%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

         As of December 31, 2003, we were in compliance with all but one covenant under both the senior credit facility and the subordinated term loan. At December 31, 2003, we had a fixed charge coverage ratio (as defined in our debt agreements) of 0.89:1; we were required to maintain a minimum of 1.50:1. This breach had no effect on our financial position, results of operations or cash flows for 2003. We requested and received waivers concerning our non-compliance from both the senior credit facility lenders (Wells Fargo, N.A., General Electric Capital Corporation, Comerica Bank, and Whitney National Bank) and the subordinated term loan lender (Wells Fargo Energy Capital, Inc.) covering the affected period.

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

         A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2003 is as follows (in thousands):

                                                  Payments Due by Period
                                                  ----------------------
                                           Less than 1
    Contractual Obligations      Total         Year      1-3 Years   4-5 Years   After 5 Years
    -----------------------      -----     -----------   ---------   ---------   -------------
Long-term debt                  $ 24,356    $  10,093    $  13,698    $   169      $   396
Operating leases                   4,794        1,345        1,819      1,127          503
                                --------    ---------    ---------    -------      -------
Total Contractual Obligations   $ 29,150    $  11,438    $  15,517    $ 1,296      $   899
                                ========    =========    =========    =======      =======

RELATED PARTIES

         We have transactions in the normal course of business with certain related parties. Except as noted below, management believes these transactions were made at the prevailing market rates or terms.

         On September 29, 2000, we entered into a 12%, $8 million convertible subordinated note payable to First Reserve. In May 2001, we entered into a 12%, $15 million convertible promissory note payable to First Reserve. The proceeds of the note were used to fund our acquisition of A&B Bolt. In December 2001, the two convertible promissory notes and accrued interest in the aggregate amount of $25.3 million were converted into 2.0 million shares of common stock. Interest expense on these two notes was $2.1 million for the year ended December 31, 2001.

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

         General Electric Capital Corporation is a beneficial owner of 181,692 shares of our common stock (see Note 11 to our consolidated financial statements), and provides debt financing to us. In connection with this financing, we paid financing costs of approximately $0.1 million and incurred interest expense of approximately $2.2 million for the year ended December 31, 2001.

         Prior to the merger of T-3 and IHI, IHI sold one of its subsidiaries to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million note receivable from the former subsidiary as part of its purchase price (see Note 4 to our consolidated financial statements). Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. As more fully described in Note 4 to our consolidated financial statements, we determined in 2003 that this note receivable was uncollectible and wrote off $3.5 million as other expense.

         We lease certain buildings under noncancelable operating leases from related parties. Lease commitments under these leases are approximately $0.1 million for 2004. Rent expense to related parties was $0.3 million, $0.9 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

INFLATION

         Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.

SEASONALITY

         Weather and natural phenomena can temporarily affect the sale and performance of our products and services. We believe that our business is not subject to any significant seasonal factors, and do not anticipate significant seasonality in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K. The accounting policies we believe are the most critical to our reporting of our financial condition and results of operations and require management's most difficult, subjective or complex judgments and estimates are described below.

         ACCOUNTS RECEIVABLE

         Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. Our receivables are exposed to concentrations of credit risk since a majority of our business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region. We continually monitor collections and evaluate the financial strength of our customers but do not require collateral to support our domestic customer receivables. We may require collateral to support our international customer receivables, if any. We provide an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable. We cannot give assurances that we will continue to experience the same credit loss rates we have in the past or that our losses will not exceed the amount reserved.

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

         LONG-LIVED ASSETS

         Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. At December 31, 2003, we assessed the assets of continuing operations of the Products segment. As of December 31, 2003 and 2002, no significant impairment had occurred.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses and represents a significant portion of our assets. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

         Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

         During 2002, we completed the transitional goodwill and indefinite life intangibles impairment tests as well as the annual impairment tests required by SFAS No. 142. During 2002, our calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. Our annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The fair values of our reporting units were determined based on the reporting units' projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses.

         In mid year 2003, we hired a new management team and began to evaluate our various existing businesses and products to determine T-3's future strategic direction, and to improve return on stockholder investment and position T-3 for future growth.

         In the fourth quarter of 2003, our new management team completed its evaluation of each of the business segment's product lines and service revenues for expected performance in the forthcoming years and formulated a new business strategy and operating plan. Management based its expectations for T-3's future performance on current market conditions and on each of the business segment's potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets. In December 2003, the Board of Directors approved management's business strategy and 2004 annual operating plan.

         In connection with the disposition of certain non-core assets (see Note 2 to our consolidated financial statements), we reevaluated our expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would still generate revenues and earnings and contribute positively to T-3's consolidated results of operations and cash flows but at a much reduced level. This determination was based on the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component revenues. In addition, we expect lower revenues from the electrical motor and generator repair and storage business.

         Accordingly, at December 31, 2003, we assessed the realizability of the Company's recorded goodwill and other intangibles in accordance with SFAS No.
142. Our analysis indicated that goodwill was impaired for the remaining businesses within the Products Segment as their carrying value was greater than fair value. We then performed a discounted cash flow analysis and used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $16.2 million was impaired. As a result, we recorded a non-cash goodwill impairment charge in continuing operations. We will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

         Management's business strategy is to continue to expand and grow its product lines and services in both existing and strategically acquired domestic and international operations. This will be accomplished by acquiring products and services that complement each other in the manufacturing, aftermarket and service arenas. In addition, to increase the volume of our products growth, we plan to improve and expand on our international agency agreements. To promote quality and excellence to our customers, we have increased our engineering group to improve and expand on our existing product lines in addition to any future products we may develop or acquire. We plan to expand our higher margin after-market services by promoting rapid response to customer needs and promote intercompany coordination through combined sales efforts. Finally, we continue to improve our existing operations through the integration and consolidation of our facilities.

         INCOME TAXES

         We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We operate in a number of domestic tax jurisdictions under various legal forms. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws and regulations or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

         We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created. In addition, we have identified various domestic tax planning strategies we would implement, if necessary, to enable the realization of our deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, the criteria in APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Under SFAS 145, we will be required to reclassify any gain or loss on extinguishment of debt that was previously classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. We implemented SFAS 145 in 2003 and reclassified a $777,000 loss on extinguishment of debt incurred in December 2001 from extraordinary items to other (income) expense in our 2001 Statement of Operations, with the corresponding tax benefit of $303,000 reclassified to income tax expense.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN

46R, entities that do not have interests in structures that are commonly referred to as special purpose entities ("SPEs") are required to apply the provisions of the Interpretation in financial statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on our consolidated financial statements. For all other interests, we are currently evaluating the impact this Interpretation will have, but do not expect it to have a material impact on our financial condition, results of operations and cash flows.

         Other new accounting pronouncements effective during 2003 did not have a material effect on our consolidated financial statements (see Note 1 to our consolidated financial statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of December 31, 2003, our revolving credit facility had no principal balance and our variable long-term debt had a principal balance of $9.9 million, with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.1 million annual increase in interest expense on the existing principal balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required hereunder are included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the "CEO") and our principal financial officer (the "CFO"), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

         (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

         (ii)     that our disclosure controls and procedures are effective.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         a.       Financial Statements

                  See index to consolidated financial statements set forth on page F-1.

         b.       Reports on Form 8-K

                  On November 19, 2003, the Company filed a current report on Form 8-K disclosing its establishment of a process for employees, investors and other interested parties to communicate directly with non-management directors.

         c.       Exhibits

                  See the Exhibit Index appearing on page EX-1.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 2004.

                                          T-3 ENERGY SERVICES, INC.

                                          By: /s/ Steven J. Brading
                                              ----------------------------------
                                              STEVEN J. BRADING (CHIEF FINANCIAL
                                              OFFICER AND VICE PRESIDENT)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH, 2004.

           SIGNATURE                           TITLE

By: /s/ Gus D. Halas                  President, Chief Executive Officer and
    -------------------------            Chairman (Principal Executive Officer)
      GUS D. HALAS

By: /s/ Steven J. Brading             Vice President, Chief Financial Officer,
    -------------------------             Treasurer and Secretary (Principal
      STEVEN J. BRADING                   Financial and Accounting Officer)

By: /s/ Mark E. Baldwin               Director
    -------------------------
      MARK E. BALDWIN

By: /s/ Stephen A. Snider             Director
    -------------------------
      STEPHEN A. SNIDER

By: /s/ Joseph R. Edwards             Director
    -------------------------
      JOSEPH R. EDWARDS

By: /s/ Ben A. Guill                  Director
    -------------------------
      BEN A. GUILL

By: /s/ Steven W. Krablin             Director
    -------------------------
      STEVEN W. KRABLIN

By: /s/ James M. Tidwell              Director
    -------------------------
      JAMES M. TIDWELL

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
T-3 Energy Services, Inc., and Subsidiaries:

Report of Independent Auditors.....................................................................     F-2
Report of Independent Public Accountants...........................................................     F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002.......................................     F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2003, 2002 and 2001...............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003, 2002 and 2001...............................................................     F-6
Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2003, 2002 and 2001.........................................................     F-7
Notes to Consolidated Financial Statements.........................................................     F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of T-3 Energy Services, Inc.:

         We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of T-3 Energy Services, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 8, 2002.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc., at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 (Goodwill and Other Intangible Assets) "FAS 142" in 2002.

         As discussed above, the financial statements of T-3 Energy Services, Inc. as of December 31, 2001, and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by FAS 142. Our audit procedures with respect to the disclosures in Note 1 for 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (net of tax effect) recognized in 2001 related to goodwill to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures in Note 1 for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                /s/ ERNST & YOUNG LLP

Houston, Texas
March 12, 2004

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

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   2003                 2002
                                                                                ----------           ----------
                                 ASSETS
Current assets:
Cash and cash equivalents.........................................              $       19           $      857
Restricted cash...................................................                     102                   --
Accounts receivable - trade, net..................................                  20,098               20,050
Inventories.......................................................                  14,155               16,121
Notes receivable, current portion.................................                   1,462                  696
Deferred income taxes.............................................                   2,613                2,595
Current assets of discontinued operations.........................                   8,202                4,826
Prepaids and other current assets.................................                   4,159                5,214
                                                                                ----------           ----------
     Total current assets.........................................                  50,810               50,359

Property and equipment, net.......................................                  22,950               24,636
Notes receivable, less current portion............................                     370                5,053
Goodwill, net.....................................................                  68,726               85,596
Other intangible assets, net......................................                   2,228                3,663
Long-term assets of discontinued operations.......................                     ---               16,689
Other assets......................................................                     453                  603
                                                                                ----------           ----------
Total assets......................................................              $  145,537           $  186,599
                                                                                ==========           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade..........................................              $    8,186           $   12,705
Accrued expenses and other........................................                   6,615                7,707
Current liabilities of discontinued operations....................                   1,047                1,802
Current maturities of long-term debt..............................                  10,093                3,463
                                                                                ----------           ----------
     Total current liabilities....................................                  25,941               25,677

Long-term debt, less current maturities...........................                  14,263               26,441
Other long-term liabilities.......................................                     177                1,108
Deferred income taxes.............................................                   2,790                2,764

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 25,000,000 shares
        authorized, no shares issued or outstanding...............                      --                   --
     Common stock, $.001 par value, 50,000,000 shares authorized,
        10,581,986 shares issued and outstanding in 2003 and 2002                       11                   11
     Warrants, 517,862 and 3,489,079 issued and
        outstanding in 2003 and 2002..............................                     853                  938
     Additional paid-in capital...................................                 122,954              122,833
     Retained earnings (deficit)..................................                 (21,452)               6,827
                                                                                ----------           ----------
        Total stockholders' equity................................                 102,366              130,609
                                                                                ----------           ----------
Total liabilities and stockholders' equity........................              $  145,537           $  186,599
                                                                                ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      2003           2002             2001
                                                                      ----           ----             ----
Revenues:
     Products ...............................................      $  95,997       $  91,380       $  69,282
     Services ...............................................         29,587          32,224          20,880
                                                                   ---------       ---------       ---------
                                                                     125,584         123,604          90,162
Cost of revenues:
     Products ...............................................         70,523          64,585          47,184
     Services ...............................................         20,184          22,054          14,000
                                                                   ---------       ---------       ---------
                                                                      90,707          86,639          61,184

Gross profit ................................................         34,877          36,965          28,978
Operating expenses:
     Impairment of goodwill .................................         16,209             ---             ---
     Selling, general and administrative expenses ...........         27,710          27,488          18,852
                                                                   ---------       ---------       ---------
                                                                      43,919          27,488          18,852

Income (loss) from operations ...............................         (9,042)          9,477          10,126
Interest expense ............................................          3,126           3,478           4,851
Interest income .............................................            256             676               3
Write-off of acquired note receivable .......................          3,491             ---             ---
Other (income) expense, net .................................            427             (83)            799
                                                                   ---------       ---------       ---------
Income (loss) from continuing operations before provision for
     income taxes ...........................................        (15,830)          6,758           4,479
Provision for income taxes ..................................          1,120           2,708           2,557
                                                                   ---------       ---------       ---------
Income (loss) from continuing operations ....................        (16,950)          4,050           1,922
Income (loss) from discontinued operations, net of tax ......        (11,329)            520             ---
                                                                   ---------       ---------       ---------
Net income (loss) ...........................................      $ (28,279)      $   4,570       $   1,922
                                                                   =========       =========       =========
Basic earnings (loss) per common share:
     Continuing operations ..................................      $   (1.60)      $    0.39       $    0.85
     Discontinued operations ................................          (1.07)           0.05             ---
                                                                   ---------       ---------       ---------
     Net income (loss) per common share .....................      $   (2.67)      $    0.44       $    0.85
                                                                   =========       =========       =========

Diluted earnings (loss) per common share:
     Continuing operations ..................................      $   (1.60)      $    0.39       $    0.76
     Discontinued operations ................................          (1.07)           0.05             ---
                                                                   ---------       ---------       ---------
     Net income (loss) per common share .....................      $   (2.67)      $    0.44       $    0.76
                                                                   =========       =========       =========
Weighted average common shares outstanding:
     Basic ..................................................         10,582          10,346           2,271
                                                                   =========       =========       =========
     Diluted ................................................         10,582          10,347           3,715
                                                                   =========       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               2003           2002           2001
                                                                               ----           ----           ----
Cash flows from operating activities:
Net income (loss) .....................................................      $(28,279)      $  4,570       $  1,922
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      (Income) loss from discontinued operations, net of tax ..........        11,329           (520)           ---
      Loss on extinguishment of debt ..................................           ---            ---            777
      Bad debt expense ................................................           681            443             86
      Depreciation and amortization ...................................         3,682          3,261          4,021
      Amortization of deferred loan costs .............................           983            850            184
      Deferred taxes ..................................................         1,028          3,502           (153)
      Amortization of stock compensation ..............................            36              9             31
      Write-off of acquired note receivable ...........................         3,491            ---            ---
      Impairment of goodwill ..........................................        16,209            ---            ---
   Changes in assets and liabilities, net of effect of acquisitions and dispositions:

         Accounts receivable - trade, net .............................          (650)         5,584         (3,136)
         Inventories ..................................................         1,944            773         (3,144)
         Prepaids and other current assets ............................           931         (1,307)        (2,010)
         Notes receivable .............................................           555            271           (192)
         Other assets .................................................           151            (57)           (46)
         Accounts payable - trade .....................................        (4,519)        (1,787)          (738)
         Accrued expenses and other ...................................           190         (6,427)         3,396
                                                                             --------       --------       --------
Net cash provided by operating activities .............................         7,762          9,165            998
                                                                             --------       --------       --------

Cash flows from investing activities:
   Purchases of property and equipment ................................        (1,604)        (5,220)        (3,189)
   Proceeds from sales of property and equipment ......................           302            250            295
   Cash paid for acquisitions, net of cash acquired ...................           ---           (300)       (72,364)
                                                                             --------       --------       --------
Net cash used in investing activities .................................        (1,302)        (5,270)       (75,258)
                                                                             --------       --------       --------
Cash flows from financing activities:
     Proceeds from long-term debt and convertible
         subordinated debt ............................................           ---          2,473         46,615
     Net borrowings (repayments) under revolving credit facility ......           ---        (15,806)        13,301
     Payments on long-term debt .......................................        (5,548)        (5,967)       (25,738)
     Debt financing costs .............................................          (215)            (5)        (2,631)
     Proceeds from sales of common stock ..............................           ---         10,000         46,940
                                                                             --------       --------       --------
Net cash provided by (used in) financing activities ...................        (5,763)        (9,305)        78,487
                                                                             --------       --------       --------
Net cash provided by (used in) discontinued operations ................        (1,433)           872            ---
                                                                             --------       --------       --------
Net increase in restricted cash .......................................          (102)           ---            ---
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents ..................          (838)        (4,538)         4,227
Cash and cash equivalents, beginning of year ..........................           857          5,395          1,168
                                                                             --------       --------       --------
Cash and cash equivalents, end of year ................................      $     19       $    857       $  5,395
                                                                             ========       ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                                PREFERRED STOCK     COMMON STOCK        WARRANTS        ADDITIONAL  RETAINED        TOTAL
                                ---------------   ---------------  ------------------    PAID-IN    EARNINGS     STOCKHOLDERS'
                                SHARES   AMOUNT   SHARES   AMOUNT  WARRANTS   AMOUNT     CAPITAL    (DEFICIT)       EQUITY
                                ------   ------   -------  ------  --------  --------   ----------  ---------      --------
BALANCE, DECEMBER 31, 2000 ..     ---    $ ---     1,971    $  2      ---    $   ---     $ 21,696    $    335      $ 22,033
Sales of common stock .......     ---      ---     3,669       4      ---        ---       46,936         ---        46,940
Amortization of stock
   compensation .............     ---      ---       ---     ---      ---        ---           31         ---            31
First Reserve debt conversion     ---      ---     1,953       2      ---        ---       25,302         ---        25,304
Merger with IHI .............     ---      ---     1,989       2    3,489        938       18,860         ---        19,800
Net income ..................     ---      ---       ---     ---      ---        ---          ---       1,922         1,922
                                  ---    -----    ------    ----   ------    -------     --------    --------      --------

BALANCE, DECEMBER 31, 2001 ..     ---      ---     9,582      10    3,489        938      112,825       2,257       116,030
Sales of common stock .......     ---      ---     1,000       1      ---        ---        9,999         ---        10,000
Amortization of stock
   compensation .............     ---      ---       ---     ---      ---        ---            9         ---             9
Net income ..................     ---      ---       ---     ---      ---        ---          ---       4,570         4,570
                                  ---    -----    ------    ----   ------    -------     --------    --------      --------

BALANCE, DECEMBER 31, 2002 ..     ---      ---    10,582      11    3,489        938     $122,833       6,827       130,609

Expiration of warrants ......     ---      ---       ---     ---   (2,971)       (85)          85         ---           ---
Amortization of stock
   compensation .............     ---      ---       ---     ---      ---        ---           36         ---            36
Net loss ....................     ---      ---       ---     ---      ---        ---          ---     (28,279)      (28,279)
                                  ---    -----    ------    ----   ------    -------     --------    --------      --------

BALANCE, DECEMBER 31, 2003 ..     ---    $ ---    10,582    $ 11      518    $   853     $122,954    $(21,452)     $102,366
                                  ===    =====    ======    ====   ======    =======     ========    ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

         T-3 Energy Services, Inc. ("T-3" or "the Company") was incorporated in October 1999, but did not engage in business activities until the acquisition of Cor-Val, Inc. on February 29, 2000. T-3 acquired Preferred Industries, Inc. on April 30, 2000. For financial reporting purposes, T-3 was deemed the accounting acquirer of both Cor-Val and Preferred Industries and applied the purchase method of accounting in both acquisitions. Cor-Val and Preferred Industries have been identified as predecessors to T-3 for financial presentation purposes. Additionally, T-3 acquired O&M Equipment, Inc. in April 2000, Control Products of Louisiana, Inc. in September 2000, Coastal Electric Motors, Inc. in December 2000 and A&B Bolt and Supply, Inc. in May 2001. The results of operations for these acquisitions are included in the operating results for T-3 from their respective dates of acquisition. On December 17, 2001, T-3 merged into IHI with IHI surviving the merger under the name T-3 Energy Services, Inc. The merger was treated for accounting purposes as if IHI was acquired by T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting required that the Company carry forward T-3's net assets at their historical book values and reflect IHI's net assets at their estimated fair values at the date of the merger. Accordingly, the 2001 historical operating results presented herein include the historical operating results of T-3 prior to its merger with IHI and the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001. In connection with the merger at December 17, 2001, the Company implemented a one-for-ten reverse stock split of its common stock and common shares underlying existing warrants and options. Accordingly, all share amounts presented in this report have been restated to reflect this stock split.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2003 and 2002, there were no cash equivalents. At December 31, 2003, the Company had approximately $102,000 in restricted cash arising from insurance proceeds held in escrow pending landlord approval of repairs to a leased facility.

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

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

         Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. The Company's receivables are exposed to concentrations of credit risk since its business is primarily conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region. The Company continually monitors collections and evaluates the financial strength of its customers but does not require collateral to support its domestic customer receivables. The Company may require collateral to support its international customer receivables, if any. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable, as presented in the table below (dollars in thousands):

                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2003             2002           2001
                                   ------------    ------------    -----------
Balance at beginning of year          $ 461           $  86             ---
Charged to expense .........            681             443              86
Write-offs .................           (216)            (68)            ---
                                      -----           -----           -----
Balance at end of year .....          $ 926           $ 461           $  86
                                      =====           =====           =====

Inventories

      Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method ("FIFO") is used to determine the cost of substantially all of the inventories in the Company's Pressure Control and Products segments. The Distribution segment uses the specific identification method for certain valve inventories and average cost for all other items in determining cost. Inventories consist of the following (dollars in thousands):

                                      DECEMBER 31,  DECEMBER 31,
                                         2003          2002
                                     ------------   -----------
Raw materials ....................      $ 2,967       $ 3,584
Work in process ..................        2,325         3,030
Finished goods and component parts        8,863         9,507
                                        -------       -------
                                        $14,155       $16,121
                                        =======       =======

         The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. During 2003, 2002 and 2001, the Company recorded $841,000, $484,000 and $183,000, respectively, in charges to earnings to write down the recorded cost of inventory to its estimated fair market value.

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

         Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. At December 31, 2003, the Company assessed the assets of continuing operations of the Products segment. As of December 31, 2003 and 2002, no significant impairment had occurred.

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

         During 2002, the Company completed the transitional goodwill and indefinite life intangibles impairment tests as well as the annual impairment tests required by SFAS No. 142. During 2002, management's calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. The Company's annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The fair values of the Company's reporting units were determined based on the reporting units' projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses.

         In mid year 2003, the Company hired a new management team and began to evaluate its various existing businesses and products to determine T-3's future strategic direction, and to improve return on shareholder investment and position T-3 for future growth.

         In the fourth quarter of 2003, T-3's new management team completed its evaluation of each of the business segment's product lines and service revenues for expected performance in the forthcoming years and formulated a new business strategy and operating plan. Management based its expectations for T-3's future performance on current market conditions and on each of the business segment's potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets. In December 2003, the Board of Directors approved management's business strategy and 2004 annual operating plan.

         In connection with the disposition of certain non-core assets (see Note
2), management reevaluated its expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would still generate revenues and earnings and contribute positively to T-3's consolidated results of operations and cash flows but at a much reduced level. This determination was based on the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component revenues. In addition, management expects lower revenues from the electrical motor and generator repair and storage business.

         Accordingly, at December 31, 2003, T-3 assessed the realizability of the Company's recorded goodwill and other intangibles in accordance with SFAS No. 142. Management's analysis indicated that goodwill was impaired for the remaining businesses within the Products Segment as their carrying value was greater than fair

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value. The Company then performed a discounted cash flow analysis and used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $16.2 million was impaired. As a result, T-3 recorded a non-cash goodwill impairment charge in continuing operations. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

         Had the Company accounted for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows for the year ended December 31, 2001 (dollars in thousands, except per share data):

                                              DECEMBER 31,
                                                 2001
                                              ------------
Reported income .......................          $1,922
Amortization expense, net of tax ......           1,608
                                                 ------
Net income, as adjusted ...............          $3,530
                                                 ======
Earnings per common share, as adjusted:
      Basic ...........................          $ 1.55
                                                 ======
      Diluted .........................          $ 1.19
                                                 ======

         The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows (dollars in thousands):

                                               PRESSURE
                                                CONTROL           PRODUCTS       DISTRIBUTION       UNALLOCATED           TOTAL
                                            --------------    --------------    --------------    --------------    --------------
Balance, December 31, 2001.............     $       62,680    $       18,378    $        5,565    $        1,247    $       87,870
Adjustments............................                (41)             (631)             (355)           (1,247)           (2,274)
                                            --------------    --------------    --------------    --------------    --------------
Balance, December 31, 2002.............     $       62,639    $       17,747    $        5,210    $          ---    $       85,596
Adjustments............................               (589)              250              (322)              ---              (661)
Impairment loss recognized
     in operating income...............                ---           (16,209)              ---               ---           (16,209)
                                            --------------    --------------    --------------    --------------    --------------
Balance, December 31, 2003.............     $       62,050    $        1,788    $        4,888    $          ---    $       68,726
                                            ==============    ==============    ==============    ==============    ==============

         During 2003, the Company reduced goodwill by $2,225,000 as a direct result of management's conclusion that purchase accounting accruals previously established were no longer necessary. These reductions were partially offset by a charge to goodwill to increase the valuation allowance for deferred tax assets to the extent the allowance had been established previously through purchase accounting. During 2002, the Company reduced goodwill by $1,931,000 as a result of the utilization of acquired net operating losses, reductions in net operating loss valuation allowances and utilization of tax-deductible goodwill amortization. In 2002, as part of its final purchase accounting adjustments, $763,000 was reclassified to non-competes and various other adjustments were made to reflect the final valuation of the acquired assets and liabilities.

Other Intangible Assets

         Other intangible assets include deferred loan costs, non-compete agreements, patents and other similar items, as described below (dollars in thousands):

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               DECEMBER 31,             DECEMBER 31,
                                                                                   2003                     2002
                                                                            ------------------        ----------------
Deferred loan costs..............................................           $            2,937        $          2,723
Covenants not to compete.........................................                        4,015                   4,038
Other intangible assets..........................................                           46                      45
                                                                            ------------------        ----------------
                                                                                         6,998                   6,806
Less: Accumulated amortization...................................                       (4,770)                 (3,143)
                                                                            ------------------        ----------------
                                                                            $            2,228        $          3,663
                                                                            ==================        ================

         Deferred loan costs were incurred in connection with the arrangement of the Company's credit agreement and the Wells Fargo note payable (see Note 6). Deferred loan costs are amortized over the terms of the applicable loan agreements, which range from three to fifteen years. Accumulated amortization was $1,903,000 and $920,000 at December 31, 2003 and 2002, respectively. Amortization of deferred loan costs for the years ended December 31, 2003, 2002 and 2001, which is classified as interest expense, was $983,000, $850,000 and $184,000, respectively. The early repayment of certain T-3 indebtedness in connection with the merger with IHI in December 2001 resulted in a loss on extinguishment of debt of $777,000 as a result of the write-off of unamortized deferred loan costs. This amount is included in other (income) expense in the 2001 Statement of Operations.

         Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Accumulated amortization was $2,852,000 and $2,216,000 at December 31, 2003 and 2002, respectively. Amortization expense for covenants not to compete was $636,000, $707,000, and $908,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The following table summarizes estimated aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

Year ending December 31 -
2004................................................................................             $       124
2005................................................................................                      23
2006................................................................................                      --
2007................................................................................                      --
2008................................................................................                      --

         Excluded from the above amortization expense is $1.0 million of covenants not to compete for which the amortization period has not yet begun.

Self-Insurance

         The Company is self-insured up to certain levels for its group medical coverage. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience. Although management believes adequate reserves have been provided for expected liabilities arising from the Company's self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible their estimates of these liabilities will change over the near term as circumstances develop.

Income Taxes

         The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. T-3 operates in a number of domestic tax jurisdictions under various legal forms. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws and regulations or the Company's level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that it provides during any given year.

         The Company records a valuation allowance to reduce the carrying value of its deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon the ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created. In addition, the Company has identified various domestic tax planning strategies it would implement, if necessary, to enable the realization of its deferred tax assets.

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

Revenue Recognition

         The Company's products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed in accordance with the related contract provisions. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.

Stock-Based Compensation

         At December 31, 2003, the Company had stock option plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No significant stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee plans (dollars in thousands, except per share data):

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  2003               2002                2001
                                                                             -------------      -------------       -------------
Net income (loss), as reported..........................................     $     (28,279)     $       4,570       $       1,922
Total stock-based employee compensation expense determined under fair
  value method for all awards, net of related tax effects...............              (517)              (311)               (172)
                                                                             -------------      -------------       -------------
Net income, as adjusted.................................................     $     (28,796)     $       4,259       $       1,750
Basic EPS:
  As reported...........................................................     $       (2.67)     $        0.44       $        0.85
  As adjusted...........................................................     $       (2.72)     $        0.41       $        0.77
Diluted EPS:
  As reported...........................................................     $       (2.67)     $        0.44       $        0.76
  As adjusted...........................................................     $       (2.72)     $        0.41       $        0.71

         For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for 2003, 2002 and 2001, respectively, were computed on a weighted average basis: risk-free interest rate of 3.80%, 4.82% and 5.32%, expected volatility of 43.44%, 37.21% and 35.93%, expected life of 4, 4 and 6 years and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

Cash Flows

         Supplemental disclosures of cash flow information is presented in the following table (dollars in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                             2003             2002              2001
                                                                             ----             ----              ----
Non-cash investing and financing activities:

     Property acquired with debt......................................     $    ---       $        ---        $     915
     Common stock and warrants issued in acquisitions and merger......          ---                ---           19,800
     Conversion of convertible subordinated debt to equity............          ---                ---           25,304
Cash paid during the period for:
         Interest.....................................................     $  2,131       $      2,676        $   2,608
         Income taxes.................................................           20              2,511            1,835

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

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result, the criteria in APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Under SFAS 145, the Company will be required to reclassify any gain or loss on extinguishment of debt that was previously classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company implemented SFAS 145 in 2003 and reclassified a $777,000 loss on extinguishment of debt incurred in December 2001 from extraordinary items to other (income) expense in its 2001 Statement of Operations, with the corresponding tax benefit of $303,000 reclassified to income tax expense.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities ("SPEs") are required to apply the provisions of the Interpretation in financial statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on the Company's consolidated financial statements. For all other interests, management is currently evaluating the impact this Interpretation will have, but does not expect it to have a material impact on the Company's financial condition, results of operations and cash flows.

2. BUSINESS COMBINATIONS AND DISPOSITIONS:

Business Combinations

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

         The following schedule summarizes investing activities related to the Company's acquisitions and merger presented in the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       2003                2002                2001
                                                                       ----                ----                ----
Fair value of tangible and intangible assets,
  net of cash acquired....................................       $           ---      $           300      $        54,134
Goodwill recorded.........................................                   ---                  ---               64,865
Total liabilities assumed.................................                   ---                  ---              (26,835)
Common stock issued.......................................                   ---                  ---              (19,800)
                                                                 ---------------      ---------------      ---------------
Cash paid for acquisitions, net of cash acquired..........       $           ---      $           300      $        72,364
                                                                 ===============      ===============      ===============

         The Company's revenues and net income on an unaudited pro forma basis for the year ended December 31, 2001, assuming the IHI merger and the acquisition of A&B Bolt in 2001 had occurred on January 1, 2001, would be as follows (dollars in thousands, except per share data):

                                                                                          2001
                                                                                      ------------
Revenues..............................................................                $    193,879
Net income ...........................................................                       2,922
Basic earnings per share..............................................                        0.31
Diluted earnings per share............................................                        0.30

         The pro forma results include adjustments to goodwill amortization, depreciation expense, interest expense, income tax expense and operating expenses to reflect the reduction in salaries and related benefits of owners and officers of certain acquired companies whose positions and salaries have been eliminated by contractual agreement and not replaced. Pro forma net income includes $3.1 million in merger related expenses incurred by IHI that have not been eliminated. The pro forma results presented are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of January 1, 2001, nor are they necessarily indicative of future consolidated results.

Dispositions

         On June 30, 2002, the Company sold the net assets of a non-energy subsidiary acquired as part of the merger with IHI. The assets were sold for book value, and no gain or loss was recognized on the sale.

         During the fourth quarter of 2003, the Company committed to a formal plan to sell certain non-core assets within its Products segment. The sale of these assets was consummated in February 2004. The assets sold comprised substantially all of the assets of LSS - Lone Star - Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing), (collectively, "the Businesses"). The Businesses primarily manufacture and distribute a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries as well as the military.

         Pursuant to the asset sale agreement, the buyer purchased all of the assets of the Businesses for a purchase price of $7.4 million, subject to a working capital adjustment after closing. The Company received $7.4 million in cash on February 23, 2004, which was immediately used to pay down its Wells Fargo term loan (see Note 6). In addition, the Company received two promissory notes in the amount of $0.2 million and $0.1 million, respectively. The Company did not record these two notes as their ultimate collection is contingent upon the occurrence of certain specified events which management believes are probable of not occurring. The asset sale agreement provides for the Company to procure assignments or new contracts with certain existing customers, licensors and landlords associated with the business within ninety days after the closing. If the Company fails to procure such assignments or new contracts then the Company shall reimburse the buyer with an amount associated to each contract right.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2003, these assets constituted a business and thus were held for sale. Accordingly, their results of operations were reported as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. For the year ended December 31, 2003, the Company recorded a loss of $11,329,000, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10,230,000 and a long-lived asset impairment charge of $2,254,000. The assets sold were acquired as a part of the IHI merger that occurred on December 17, 2001. The results of operations and cash flows relating to these assets for 2001 were not material to the Company's 2001 consolidated financial statements.

         The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities held for sale at December 31, 2003 and 2002 as follows (dollars in thousands):

                                                                DECEMBER 31,                DECEMBER 31,
                                                                    2003                        2002
                                                              ----------------            ----------------
Current assets of discontinued operations:
    Trade accounts receivable                                 $          2,210            $          2,469
    Inventories                                                          3,127                       2,309
    Prepaid expenses and other                                             121                          48
    Property & equipment                                                 2,736                         ---
    Other assets                                                             8                         ---
                                                              ----------------            ----------------
    Total current assets of discontinued operations                      8,202                       4,826
                                                              ================            ================
Long-term assets of discontinued operations:
    Property & equipment                                                   ---                       5,291
    Goodwill                                                               ---                      11,390
    Other assets                                                           ---                           8
                                                              ----------------            ----------------
Total long-term assets of discontinued operations                          ---                      16,689
                                                              ================            ================
Current liabilities of discontinued operations:
    Accounts payable                                                       990                       1,728
    Accrued expenses and other                                              57                          74
                                                              ----------------            ----------------
   Total current liabilities of discontinued operations                  1,047                       1,802
                                                              ================            ================

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results of discontinued operations are as follows (dollars in thousands):

                                                                                2003            2002
                                                                             ----------       --------
Revenues                                                                     $   21,940       $ 23,266
Costs of revenues                                                                18,270         18,099
                                                                             ----------       --------
Gross profit                                                                      3,670          5,167
Impairment charges                                                               12,484            ---
Operating expenses                                                                3,949          4,368
                                                                             ----------       --------
Operating income (loss)                                                         (12,763)           799
Other (income) expense                                                              ---             (1)
                                                                             ----------       --------
Income (loss) before provision for income taxes                                 (12,763)           800
Provision (benefit) for income taxes                                             (1,434)           280
                                                                             ----------       --------
Income (loss) from discontinued operations                                   $  (11,329)      $    520
                                                                             ==========       ========

3. PROPERTY AND EQUIPMENT:

         A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

                                                            ESTIMATED            DECEMBER 31,             DECEMBER 31,
                                                           USEFUL LIFE               2003                     2002
                                                           -----------          ---------------         ---------------
Land...............................................               --            $           772         $           772
Buildings and improvements.........................        3-40 years                     7,322                   7,009
Machinery and equipment............................        3-15 years                    15,012                  14,453
Vehicles...........................................        5-10 years                     2,403                   2,754
Furniture and fixtures.............................        3-10 years                       679                     637
Computer equipment.................................        3-7 years                      3,625                   3,154
Construction in progress...........................               --                        219                     140
                                                                                ---------------         ---------------
                                                                                         30,032                  28,919
Less -- Accumulated depreciation...................                                      (7,082)                 (4,283)
                                                                                ---------------         ---------------
   Property and equipment, net.....................                             $        22,950         $        24,636
                                                                                ===============         ===============

         Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $3,039,000, $2,564,000 and $1,440,000, respectively.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES RECEIVABLE:

         Notes receivable consist of the following (dollars in thousands):

                                                                                                 DECEMBER 31,  DECEMBER 31,
                                                                                                     2003         2002
                                                                                                 ------------  ------------
8.00% subordinated promissory note receivable with an effective rate of 12%, in the original face amount of $350,000, net of a $25,000 discount at December 31,
2003 and 2002, due in monthly installments of $7,100 through January 2007.................        $     291     $    291

Subordinated promissory note receivable with interest at the greater of 8.00% or
LIBOR + 5.5%, with an effective rate of 12%, in the original face amount of
$1,500,000, net of a $119,000 discount, due in monthly installments of $30,400 beginning in January 2003 through November 2004 with a final payment in December
2004 of all outstanding principal and interest (the Company received interest only
  payments through September 2003)........................................................            1,329        1,381

10.00% subordinated promissory note receivable from former directors, with an effective rate of 12%, in the original face amount of $3,500,000, net of a
$138,000 discount. Interest payments due in twelve quarterly installments beginning April 2002 with a final payment in December 2004 of all outstanding
principal and interest. This note was written off as uncollectible in 2003................              ---        3,362

Other notes receivable, unsecured.........................................................              212          715
                                                                                                  ---------     --------
                                                                                                      1,832        5,749
Less -- Current portion...................................................................           (1,462)        (696)
                                                                                                  ---------     --------
                                                                                                  $     370     $  5,053
                                                                                                  =========     ========

         Prior to the merger of the Company and Industrial Holdings, Inc. (IHI), IHI sold a subsidiary, Beaird Industries Inc., to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by the payor of the note of its inability to make timely interest payments and that efforts to restructure its debt obligations had so far been unsuccessful. Accordingly, the Company reserved approximately 50% of the note, because management believed that the note's net realizable value was approximately $1.7 million. In the fourth quarter of 2003, the Company learned that efforts to refinance Beaird Industries Inc. had failed, and management determined that the note was uncollectible and wrote off the remaining balance of the note. These amounts appear in the 2003 Statement of Operations under the caption "Write-off of acquired note receivable".

5. ACCRUED LIABILITIES:

         Accrued liabilities consist of the following (dollars in thousands):

                                                                      DECEMBER 31,        DECEMBER 31,
                                                                          2003                2002
                                                                    ---------------     ---------------
Accrued payroll and related benefits.......................         $         1,473     $         2,493

Accrued medical costs......................................                   1,918                 537

Accrued taxes..............................................                     500                 326

Other accrued liabilities..................................                   2,724               4,351
                                                                    ---------------     ---------------
                                                                    $         6,615     $         7,707
                                                                    ===============     ===============

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT:

         Long-term debt from financial institutions consists of the following (dollars in thousands):

                                                                        DECEMBER 31,   DECEMBER 31,
                                                                            2003           2002
                                                                        ------------   ------------
Wells Fargo credit facility......................................       $        --    $        --
Wells Fargo swing line...........................................                --          2,079
Wells Fargo term loan............................................             9,900         13,200
Wells Fargo Energy Capital subordinated term loan................            12,000         12,000
Wells Fargo mortgage notes payable...............................             2,337          2,469
Equipment loans and other........................................               119            156
                                                                        -----------    -----------
          Total..................................................            24,356         29,904
Less -- Current maturities of long-term debt.....................           (10,093)        (3,463)
                                                                        -----------    -----------
          Long-term debt.........................................       $    14,263    $    26,441
                                                                        ===========    ===========

         On December 17, 2001, the Company entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, the Company entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc., maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $25.0 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in revolving credit commitments for future acquisitions based upon specific criteria. At December 31, 2003, as a result of the funded debt-to-EBITDA ratio covenant, the Company's availability under the revolving credit facility was limited to $5.2 million. The senior credit facility's term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by the Company's trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2003, the senior credit facility bore interest at LIBOR plus 2.75%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and if, and for so long as, its funded debt-to-EBITDA ratio is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. In connection with the sale of certain assets of its Products segment in February 2004 (see Note 2), the Company used the net proceeds to pay down the Wells Fargo term loan. The remaining balance of the loan was concurrently paid off with other funds. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. The senior credit facility is collateralized by substantially all of the Company's assets. The senior credit facility's weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2003 was 10.44%.

         The subordinated term loan bears interest at 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 11.02%. The subordinated term loan provides, among other covenants and restrictions, that the Company maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of the senior credit facility, the Company is not currently permitted to make principal payments on the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company's assets.

         As of December 31, 2003, the Company was in compliance with all but one covenant under both the senior credit facility and the subordinated term loan. At December 31, 2003, the Company had a fixed charge coverage ratio (as defined in our debt agreements) of 0.89:1; it is required to maintain a minimum of 1.50:1. This breach had no effect on the Company's financial position, results of operations or cash flows for 2003. T-3 requested and received waivers concerning its non-compliance from both the senior credit facility lenders (Wells Fargo,

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N.A., General Electric Capital Corporation, Comerica Bank, and Whitney National
Bank) and the subordinated term loan lender (Wells Fargo Energy Capital, Inc.) covering the affected period.

         The Company has two notes payable with Wells Fargo Bank with combined outstanding principal of $2,337,000 and $2,469,000 at December 31, 2003 and 2002, respectively. The notes bear interest at 9.00% and the Treasury rate plus 3.65%, respectively, and are payable in monthly installments totaling $27,000. The notes mature in May 2005 and February 2016, respectively, and are collateralized by certain real estate of two of the Company's subsidiaries. The Company repaid both notes payable with cash from operations in January 2004.

         The aggregate maturities of long-term debt during the five years subsequent to December 31, 2003, are as follows (dollars in thousands):

Year ending December 31 --
2004...............................         $   10,093
2005...............................             13,584
2006...............................                113
2007...............................                 82
2008...............................                 87
Thereafter.........................                397
                                            ----------
                                            $   24,356
                                            ==========

7. EARNINGS PER SHARE:

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but assumes the exercise of convertible subordinated debt securities and includes dilutive stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2003, 2002 and 2001, as follows (in thousands except per share data):

                                                                      2003         2002           2001
                                                                  -----------   ----------     ----------
Numerator:
   Income (loss) from continuing operations.....................   $ (16,950)    $   4,050      $   1,922
   Interest on convertible debt, net of tax.....................          --            --            901
                                                                   ---------     ---------      ---------
   Income (loss) from continuing operations before
     interest on convertible debt...............................     (16,950)        4,050          2,823
   Income (loss) from discontinued operations...................     (11,329)          520             --
                                                                   ---------     ---------    -----------
   Net income (loss) before interest on convertible debt........   $ (28,279)    $   4,570      $   2,823
                                                                   =========     =========      =========

Denominator:
   Weighted average common shares outstanding-- basic...........      10,582        10,346          2,271
   Shares for convertible debt..................................          --            --          1,435
   Shares for dilutive stock options............................          --             1              9
                                                                   ---------     ---------      ---------
   Weighted average common shares outstanding and
     Assumed conversions-- diluted..............................      10,582        10,347          3,715
                                                                   =========     =========      =========

Basic earnings (loss) per common share:
   Continuing operations........................................   $   (1.60)    $    0.39      $    0.85
   Discontinued operations......................................       (1.07)         0.05             --
                                                                   ---------     ---------      ---------
   Net income (loss) per common share...........................   $   (2.67)    $    0.44      $    0.85
                                                                   =========     =========      =========

Diluted earnings (loss) per common share:
   Continuing operations........................................   $   (1.60)    $    0.39      $    0.76
   Discontinued operations......................................       (1.07)         0.05             --
                                                                   ---------     ---------      ---------
   Net income (loss) per common share...........................   $   (2.67)    $    0.44      $    0.76
                                                                   =========     =========      =========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For 2003, 2002 and 2001, there were 577,979, 480,575, and 282,829 options, respectively, and for 2003, 2002 and 2001, 517,862, 3,489,079 and
3,489,079 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

8. INCOME TAXES:

         The components of the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                           2003            2002           2001
                                                           ----            ----           ----
Federal --
    Current..........................................   $      75       $    (974)     $   2,396
    Deferred.........................................       1,022           3,349           (444)

State --
    Current..........................................          17             180            617
    Deferred.........................................           6             153            (12)
                                                        ---------       ---------      ---------

Provision for income taxes from
    continuing operations............................   $   1,120       $   2,708      $   2,557
                                                        =========       =========      =========
Provision (benefit) for income taxes from
    discontinued operations..........................   $  (1,434)      $     280      $      --
                                                        =========       =========      =========

         A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

                                                                   2003            2002             2001
                                                                   ----            ----             ----
Income tax expense (benefit) at the statutory rate.......     $    (5,382)    $     2,298      $     1,523
Increase resulting from -
     Nondeductible goodwill and expenses.................           5,692             199              625
     State income taxes, net of federal benefit..........              15             219              399
     Losses not benefited................................             795              --               --
     Other...............................................              --              (8)              10
                                                              -----------     -----------      -----------

                                                              $     1,120     $     2,708      $     2,557
                                                              ===========     ===========      ===========

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of deferred taxes as of December 31 are as follows (dollars in thousands):

                                                                         2003                    2002
                                                                         ----                    ----
Deferred income tax assets -
     Net operating loss carryforwards.....................           $     6,139                   7,367
     Accrued expenses.....................................                 1,496                   1,635
     Inventories..........................................                 1,550                   1,553
     Intangible assets....................................                   421                     104
     Allowance for doubtful accounts......................                   387                     250
     Writeoff of note receivable..........................                 1,155                     ---
     Other................................................                    43                      70
                                                                    ------------            ------------
                                                                          11,191                  10,979
Valuation allowance.......................................                (6,474)                 (5,686)
                                                                    ------------            ------------
         Total deferred income tax assets.................                 4,717                   5,293

Deferred income tax liabilities -
     Property and equipment...............................                (3,874)                 (4,426)
     Prepaid expenses.....................................                  (820)                   (842)
     Other................................................                  (200)                   (194)
                                                                    ------------            ------------

         Total deferred income tax liabilities............                (4,894)                 (5,462)
                                                                    ------------            ------------

         Net deferred income tax asset (liability)........          $       (177)           $       (169)
                                                                    ============            ============

         The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $18.1 million for income tax purposes that expire beginning in 2019 and are subject to annual limitations under Section 382 of the Internal Revenue Code. In 2003, the Company increased its valuation allowance by $795,000 to reserve Federal deferred tax assets to the extent they exceeded Federal net deferred tax liabilities, as it was more likely than not that these deferred tax assets will expire before realization of the benefit. In 2002, the Company reduced its valuation allowance by $1,454,000 to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities. Any reductions in the valuation allowance attributable to the use of these NOL carryforwards reduces goodwill only to the extent that the valuation allowance was originally established through purchase accounting.

         At December 31, 2003, the Company had $8,993,000 in goodwill, net of accumulated amortization, that will be tax deductible in future periods.

9. RELATED-PARTY TRANSACTIONS:

         The Company has transactions in the normal course of business with certain related parties. Except as noted below, management believes these transactions were made at the prevailing market rates or terms.

         On September 29, 2000, the Company entered into a 12%, $8 million convertible subordinated note payable to First Reserve. In May 2001, the Company entered into a 12%, $15 million convertible promissory note payable to First Reserve. The proceeds of the note were used to fund the acquisition of A&B Bolt. In December 2001, the two convertible promissory notes and accrued interest in the aggregate amount of $25.3 million were converted into 1,953,244 shares of common stock. Interest expense on these two notes was $2,056,000 for the year ended December 31, 2001.

         General Electric Capital Corporation is a beneficial owner of 181,692 shares of common stock (see Note 11), and provides debt financing to the Company. In connection with this financing, the Company paid financing costs of approximately $124,000 and incurred interest expense of approximately $2,205,000 for the year ended December 31, 2001.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 2001, the Company sold 12,718 shares of common stock to an executive officer and a director of the Company for cash proceeds of $140,000.

         Prior to the merger of T-3 and IHI, IHI sold one of its subsidiaries to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million note receivable from the former subsidiary as part of its purchase price (see Note 4). Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. As more fully described in Note 4, the Company determined in 2003 that this note receivable was uncollectible and wrote off $3.5 million as other expense.

         On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to First Reserve. The $10 per share price was at a premium to the Company's then recent trading history. The Company's common stock closed at $9.30 per share on March 19, 2002.

         The Company leases certain buildings under noncancelable operating leases from current employees of the Company. Lease commitments under these leases are approximately $109,000 for 2004. Rent expense to related parties was $253,000, $907,000 and $269,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

         The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001 were $1,907,000, $1,878,000 and $570,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income from subleases assumed in the merger with IHI, are as follows (dollars in thousands):

Year ending December 31 -
2004..........................................................      $     1,345
2005..........................................................              977
2006..........................................................              842
2007..........................................................              656
2008..........................................................              471
Thereafter....................................................              503
                                                                    -----------
Total minimum lease payments..................................      $     4,794
Less: minimum sublease income.................................             (583)
                                                                    -----------
Net minimum lease payments....................................      $     4,211
                                                                    ===========

         In connection with the purchase accounting for the merger with IHI, the Company engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was determined that at the date of the merger, the contract rental rates associated with two of these leases exceeded the then fair market rental rate. Accordingly, the Company recorded a reserve based on this excess that is amortized over the remaining lease terms of 3 to 6 years. The reserve balance was $220,000 and $1,645,000 at December 31, 2003 and 2002, respectively.

Contingencies

         The Company is, from time to time, involved in various legal actions arising in the normal course of business. Management does not believe there are any existing or potential legal actions involving the Company that will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's environmental remediation and compliance costs have not been material during any of the periods presented. T-3 has been identified as a potentially responsible party (PRP) with respect to one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and similar state laws. The Company's involvement at this site is believed to have been minimal. Because it is early in the process, no determination of the Company's actual liability can be made at this time. As such, management has not currently accrued for any future remediation costs. However, based upon the Company's involvement with this site, management does not expect that its share of remediation costs will have a material impact on its financial position, results of operations and cash flows.

         In July 2001, the Company discovered preliminary information concerning deep soil contamination at one of its leased facilities. This preliminary information is limited, and the contamination source has not yet been identified. The Company has informed the landlord of the existence of the contamination and has requested that they remediate the property as required by the lease. Management expects that the landlord will comply with its obligations under the lease to investigate the environmental condition and take any action required under applicable laws. Management does not believe that the Company has contributed to or is responsible for remediation of the site.

         At December 31, 2003, the Company had no letters of credit outstanding.

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

Reserved Shares

         At December 31, 2003, the Company had approximately 1,518,000 of reserved shares for issuance in connection with its outstanding stock options and warrants.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to acquire common stock

         The following table sets forth the 517,862 outstanding warrants to acquire 517,862 shares of common stock as of December 31, 2003:

                                                                                                  Number of
                                                                                                common shares
Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. as compensation for consulting services, currently
    exercisable, expiring on June 29, 2005..........................................                 75,000
Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. in consideration of a $2 million bank guaranty,
    currently exercisable, expiring on June 13, 2005................................                 40,000
Warrants to acquire common stock at $14.00 per share issued by IHI to its lenders in connection with the amendment of its credit agreement,
    currently exercisable, expiring on June 30, 2005................................                 15,000
Warrants to acquire common stock at $12.50 per share issued by IHI to
    SJMB, L.P. in connection with an acquisition,
    currently exercisable, expiring on June 30, 2005................................                 30,000
Warrants to acquire common stock at $12.50 per share issued by IHI to an executive officer as compensation for services rendered, currently exercisable,
    expiring on June 13, 2005.......................................................                 30,000
Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 stockholders in connection with the merger with IHI,
    currently exercisable, expiring on December 17, 2011............................                327,862

         In connection with the merger with IHI, the Company valued the warrants using a Black-Scholes option-pricing model.

12. EMPLOYEE BENEFIT PLANS:

Stock Option Plans

T-3 Energy Services, Inc. 2002 Stock Incentive Plan

         The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and outside directors equity-based incentives. The Plan will remain in effect for 10 years, unless terminated earlier. Generally, options expire 10 years from the grant date and vest over three to four years from the grant date.

         In 2000, the Company issued performance-based options under the Plan to purchase up to approximately 57,860 shares of the Company's common stock at $11.01 per share which expired 10 years from the date of grant. In 2001, T-3 amended the options whereby the performance-based options were converted to time based options. These converted options vest at 33-1/3% on the third, fourth and fifth anniversaries of the date of employment. As a result of the amendment, the Company recorded a compensation charge in 2001, 2002 and 2003. At December 31, 2003, there was approximately $14,000 in deferred compensation expense to be recognized over the remaining vesting period of these options.

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

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested at the time of the merger under the change of control provision provided by the plan. As of January 1, 2002, all outstanding stock options that were previously granted under this plan were assumed and continued under the T-3 Energy Services, Inc. 2002 Stock Incentive Plan.

The following table summarizes information about T-3 employee stock options outstanding at December 31:

                                                             2003                     2002                    2001
                                                             ----                     ----                    ----
                                                                 WEIGHTED               WEIGHTED                  WEIGHTED
                                                                 AVERAGE                AVERAGE                   AVERAGE
                                                                 EXERCISE               EXERCISE                  EXERCISE
              FIXED OPTIONS                           SHARES       PRICE      SHARES     PRICE        SHARES       PRICE
              -------------                           ------       -----      ------     -----        ------       -----
Outstanding at the beginning of the year ....         471,880    $  14.42     439,175    $  19.68    120,589      $ 11.01
Granted......................................         256,500        6.63     207,500        9.03     96,033        12.74
Assumed from Industrial Holdings, Inc........              --          --          --          --    225,242        27.18
Exercised....................................              --          --          --          --         --           --
Forfeited....................................        (150,401)      12.36    (174,795)      21.23     (2,689)       11.01
                                                     --------    --------    --------    --------    -------      -------

Outstanding at end of year...................         577,979    $  11.50     471,880    $  14.42    439,175      $ 19.68
                                                     --------    --------    --------    --------    -------      -------

Options exercisable at end of year...........         283,918    $  15.45     162,526    $  22.36    276,490      $ 24.33
Weighted-average fair value of options
  granted during the year at market price ...         256,500        2.57     207,500        3.23     96,033      $  5.64
Weighted-average  fair  value of  options
  granted during the year where exercise
  price is greater than market price at
  grant date.................................             ---          --         ---          --        ---           --

         The following table summarizes significant ranges of all outstanding and exercisable options at December 31, 2003:

                                       WEIGHTED
                                        AVERAGE          WEIGHTED                           WEIGHTED
                                       REMAINING         AVERAGE                            AVERAGE
     RANGE OF           NUMBER        CONTRACTUAL      EXERCISABLE         NUMBER           EXERCISE
EXERCISABLE PRICES   OUTSTANDING         LIFE             PRICE          EXERCISABLE          PRICE
------------------   -----------         ----             -----          -----------          -----
 $           6.28      100,000            9.2           $   6.28               --          $    6.28
 $           6.85      109,500            7.4           $   6.85           25,000          $    6.85
 $           7.55       50,000            8.6           $   7.55           16,667          $    7.55
 $           9.50       80,000            6.4           $   9.50           40,333          $    9.50
 $          11.01      125,808            3.6           $  11.01           97,391          $   11.01
 $          12.50       41,750            6.4           $  12.50           41,750          $   12.50
 $          12.80       18,387            8.2           $  12.80           15,784          $   12.80
 $          14.41       39,209            8.2           $  14.41           33,668          $   14.41
 $ 92.50 - 105.00       10,825            3.5           $  99.71           10,825          $   99.77
 $113.80 - 137.50        2,500            4.5           $ 137.50            2,500          $  137.50

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

Defined Contribution Plans

     The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees'

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $606,000, $597,000 and $305,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

13. REPORTABLE SEGMENTS:

     The Company's determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     The Company's operations are organized into three business segments: (1) the Pressure Control segment, (2) the Products segment, and (3) the Distribution segment. The Pressure Control segment manufactures remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blow out preventers, manifolds and wellhead equipment. The Products segment remanufactures and repairs pumps, electric motors and generators, fabricates equipment and components for use in the exploration and production of oil and gas, provides specialty machining for the repair and remanufacture of natural gas and diesel engines and applies custom coating to customers' products used primarily in the oil and gas industry. The Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2003.

     The accounting policies of the segments are the same as those of the Company as described in Note 1. Intersegment revenues and transfers are accounted for at commercial prices and are eliminated in consolidation. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States.

                                                                (DOLLARS IN THOUSANDS)
                                          PRESSURE
                                          CONTROL      PRODUCTS    DISTRIBUTION   CORPORATE     CONSOLIDATED
                                          -------      --------    ------------   ---------     ------------
2003
Revenues ............................    $  75,214    $  11,249      $ 39,121     $    ---       $ 125,584
Depreciation and amortization........        2,237          408           328          709           3,682
Income (loss) from operations(1).....       12,075      (16,614)        1,903       (6,406)         (9,042)
Total assets.........................      101,825       18,441        17,652        7,619         145,537
Capital expenditures.................          661           81            86          776           1,604
2002
Revenues ............................    $  70,177    $  16,179      $ 37,248     $    ---       $ 123,604
Depreciation and amortization........        2,023          456           343          439           3,261
Income (loss) from operations........       13,067          (52)        2,120       (5,658)          9,477
Total assets.........................      104,433       46,648        19,157       16,361         186,599
Capital expenditures.................        2,558        1,086           196        1,380           5,220
2001
Revenues ............................    $  52,120    $   7,435      $ 30,607     $    ---       $  90,162
Depreciation and amortization........        3,153          293           371          204           4,021
Income (loss) from operations........        8,997          102         2,436       (1,409)         10,126
Total assets.........................      107,685       50,176        23,286       18,581         199,728
Capital expenditures.................        1,775          271           280          863           3,189

(1)  In 2003, we recorded a $16.2 million charge to continuing operations for the impairment of goodwill related to the Products segment.

                   T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands, except per share data):

                                                  MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                  --------       -------     ------------   -----------
2003
Revenues ...................................    $   30,208     $   31,956     $   31,619    $   31,801
Gross profit ...............................         8,499          9,272          8,383         8,723
Income (loss) from operations ..............         1,964          1,917          1,367       (14,290)
Income (loss) from continuing operations ...          (357)           770             42       (17,405)
Income (loss) from discontinued operations..            37             (8)            74       (11,432)
Net income (loss) ..........................          (320)           762            116       (28,837)
Basic earnings (loss) per common share:
  Continuing operations ....................          (.03)           .07            ---         (1.64)
  Discontinued operations ..................           ---            ---            .01         (1.08)
  Net income (loss) ........................          (.03)           .07            .01         (2.72)
Diluted earnings (loss) per common share:
  Continuing operations ....................          (.03)           .07            ---         (1.64)
  Discontinued operations ..................           ---            ---            .01         (1.08)
  Net income (loss) ........................          (.03)           .07            .01         (2.72)

2002
Revenues ...................................    $   30,801     $   31,339     $   29,786    $   31,678
Gross profit ...............................         9,420          9,614          8,900         9,031
Income from operations .....................         2,763          2,795          2,090         1,829
Income from continuing operations ..........         1,150          1,209            942           749
Income from discontinued operations ........           157            193            123            47
Net income .................................         1,307          1,402          1,065           796
Basic earnings per common share
  Continuing operations ....................           .12            .11            .09           .07
  Discontinued operations ..................           .02            .02            .01           .01
  Net income ...............................           .14            .13            .10           .08
Diluted earnings per common share
  Continuing operations ....................           .12            .11            .09           .07
  Discontinued operations ..................           .02            .02            .01           .01
  Net income ...............................           .14            .13            .10           .08

The Company's previously reported 2003 and 2002 quarterly results have been restated to reflect discontinued operations (see Note 2). The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as each quarterly computation is based upon the weighted average number of common shares outstanding during that period.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          IDENTIFICATION OF EXHIBIT
------                                          -------------------------
  2.1            --    Agreement and Plan of Merger dated May 7, 2001, as amended, among Industrial
                       Holdings, Inc., T-3 Energy Services, Inc. and First Reserve Fund VIII,
                       Limited Partnership (incorporated herein by reference to Annex I to the
                       Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

  2.2            --    Plan and Agreement of Merger dated December 17, 2001, between T-3 Energy
                       Services, Inc. ("the Company") and T-3 Combination Corp (incorporated herein by referenced to Exhibit 2.2 to the Company's Current Report on Form 8-K
                       dated December 31, 2001).

  3.1            --    Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form
                       8-K dated December 31, 2001).

  3.2            --    Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to
                       Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 31,
                       2001).

  4.1            --    Specimen Certificate of Common Stock, $.001 par value, of the Company
                       (incorporated herein by reference to Exhibit 4.1 to the Company's 2001 Annual
                       Report on Form 10-K).

  4.2            --    Warrants to purchase 30,000 shares of the Company's Common Stock at $12.50 per share issued to SJMB, L.P. in connection with the acquisition of OF
                       Acquisition, L.P. (incorporated herein by reference to Exhibit 4.3 to
                       Industrial Holdings, Inc. Proxy Statement on Schedule 14A dated August 15,
                       2000).

  4.3            --    Warrants to purchase 40,000 shares of the Company's Common Stock for $12.50 per share issued to SJMB, LP in consideration of a bank guaranty provided on behalf of Industrial Holdings, Inc. (incorporated herein by reference to
                       Exhibit 10.3 - Exhibit A to Industrial Holdings, Inc. Proxy Statement on
                       Schedule 14A dated August 15, 2000).

  4.4            --    Warrants to purchase 75,000 shares of the Company's Common Stock for $12.50 per share issued to SJMB, L.P. as compensation for consulting services
                       (incorporated herein by reference to Exhibit 4.9 to the Company's 2001 Annual
                       Report on Form 10-K).

  4.5            --    Warrants to purchase 30,000 shares of the Company's Common Stock for $12.50 per share issued to Robert E. Cone as compensation (incorporated herein by reference to Exhibit 4.10 to the Company's 2001 Annual Report on Form 10-K).

  4.6            --    Form of warrant to purchase 325,000 shares of the Company's Common Stock at
                       $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated
                       November 9, 2001).

 10.1            --    Employment Agreement of Gus D. Halas (incorporated herein by reference to
                       Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

 10.2            --    Employment Agreement of Michael T. Mino (incorporated herein by reference to
                       Exhibit 10.2 to the Company's 2001 Annual Report on Form 10-K).

 10.3            --    Employment Agreement of Steven J. Brading (incorporated herein by reference to Exhibit 10.3 to the Company's 2002 Annual Report on Form 10-K).

EXHIBIT
NUMBER                                          IDENTIFICATION OF EXHIBIT
------                                          -------------------------
 10.4            --    Registration Rights Agreement dated December 17, 2001, among Industrial
                       Holdings, Inc. and the Stockholders thereto (incorporated herein by reference to Exhibit 10.1 to Industrial Holdings, Inc. Report on Form 8-K dated
                       December 31, 2001).

 10.5            --    Credit Agreement dated December 18, 2001, among T-3 Energy Services, Inc. and
                       Wells Fargo Bank, National Association, as Agent for the Banks (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated
                       December 31, 2001).

 10.6            --    Third Amendment to Credit Agreement between Wells Fargo Bank Texas, National
                       Association and the Company dated February 20, 2003. (incorporated herein by reference to Exhibit 10.7 to the Company's 2002 Annual Report on Form 10-K).

 10.7            --    Loan Agreement dated December 18, 2001, among T-3 Energy Services, Inc. and
                       Wells Fargo Energy Capital, Inc., as agent for the Lenders (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated
                       December 31, 2001).

 10.8            --    Asset Purchase Agreement dated October 26, 2001 among IHI, American Rivet
                       Company, Inc. and ARC Acquisition Corp (incorporated herein by reference to
                       Exhibit 10.4 to the Company's Report on Form 8-K dated December 31, 2001).

 10.9            --    Stock Purchase Agreement dated November 14, 2001 between IHI and GHX
                       Acquisition Corp (incorporated herein by reference to Exhibit 10.5 to the
                       Company's Report on Form 8-K dated December 31, 2001).

 10.10           --    Asset Purchase Agreement dated November 6, 2001 among IHI, Landreth Metal
                       Forming, Inc. and Landreth Fastener Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 8-K dated December
                       31, 2001).

 10.11           --    Stock Purchase Agreement dated November 15, 2001, among IHI, Donald Carlin and Robert E. Cone with respect to disposition of Beaird Industries, Inc.
                       (incorporated herein by reference to Exhibit 10.7 to the Company's Report on
                       Form 8-K dated December 31, 2001).

 10.12           --    Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc. dated
                       May 7, 2001 (incorporated herein by reference to Exhibit 2.1 to Industrial
                       Holdings, Inc. Report on Form 10-Q dated May 15, 2001).

 10.13           --    T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated
                       effective July 30, 2002 (incorporated herein by reference to the Company's
                       Form S-8 filed November 18, 2002).

 10.14                 Purchase and Sale of Assets Agreement among Lone Star Fasteners, LP; LSS-Lone
                       Star-Houston, Inc., Bolt Manufacturing Co., Inc. d/b/a Walker Bolt
                       Manufacturing Company and WHIR Acquisition, Inc. d/b/a Ameritech Fastener
                       Manufacturing and the Company (incorporated herein by reference to Exhibit
                       2.1 to the Company's Current Report on Form 8-K dated March 9, 2004).

 14.1*           --    Senior Executive Ethics Policy

 16.1            --    Letter regarding change in certifying accountants (incorporated herein by reference to the Company's Form 8-K filed June 28, 2002).

 21.1*           --    Subsidiaries of the Company.

 23.1*           --    Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries.

EXHIBIT
NUMBER                                          IDENTIFICATION OF EXHIBIT
------                                          -------------------------
 31.1*           --    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule
                       15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

 31.2*           --    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule
                       15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

 32.1*           --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

 32.2*           --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

-------------------

* Filed herewith.