Form 10-Q
period 2004-03-31
T-3 ENERGY SERVICES INC
filed 2004-05-12
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission file number: 000-19580

T-3 ENERGY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0697390 (IRS Employer Identification No.)

13111 Northwest Freeway, Suite 500, Houston, Texas (Address of Principal Executive Offices)	77040 (Zip Code)

(Registrant’s telephone number, including area code): (713) 996-4110

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

     At May 12, 2004, the registrant had 10,581,986 shares of common stock outstanding.

1

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154	$19
Restricted cash	201	102
Accounts receivable – trade, net	17,363	20,098
Inventories	15,513	14,155
Notes receivable, current portion	1,404	1,462
Deferred income taxes	3,297	2,613
Current assets of discontinued operations	—	8,202
Prepaids and other current assets	4,085	4,159

Total current assets	42,017	50,810
Property and equipment, net	22,223	22,950
Notes receivable, less current portion	360	370
Goodwill, net	68,713	68,726
Other intangible assets, net	1,775	2,228
Other assets	447	453

Total assets	$135,535	$145,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,040	$8,186
Accrued expenses and other	5,895	6,615
Current liabilities of discontinued operations	—	1,047
Current maturities of long-term debt	1,240	10,093

Total current liabilities	16,175	25,941
Long-term debt, less current maturities	12,069	14,263
Other long-term liabilities	166	177
Deferred income taxes	4,293	2,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 10,581,986 shares issued and outstanding at March 31, 2004 and December 31, 2003	11	11
Warrants, 517,862 issued and outstanding at March 31, 2004 and December 31, 2003	853	853
Additional paid-in capital	122,956	122,954
Retained deficit	(20,988)	(21,452)

Total stockholders’ equity	102,832	102,366

Total liabilities and stockholders’ equity	$135,535	$145,537

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Products	$19,502	$20,837
Services	6,702	9,294

	26,204	30,131
Cost of revenues:
Products	14,260	15,042
Services	4,242	6,543

	18,502	21,585
Gross profit	7,702	8,546
Operating expenses	6,187	6,534

Income from operations	1,515	2,012
Interest expense	778	774
Interest income	14	56
Write-down of acquired note receivable	—	1,703
Other (income) expense, net	40	(11)

Income (loss) from continuing operations before provision (benefit) for income taxes	711	(398)
Provision (benefit) for income taxes	277	(70)

Income (loss) from continuing operations	434	(328)
Income from discontinued operations, net of tax	29	8

Net income (loss)	$463	$(320)

Basic earnings (loss) per common share:
Continuing operations	$.04	$(.03)

Discontinued operations	$—	$—

Net income (loss) per common share	$.04	$(.03)

Diluted earnings (loss) per common share:
Continuing operations	$.04	$(.03)

Discontinued operations	$—	$—

Net income (loss) per common share	$.04	$(.03)

Weighted average common shares outstanding:
Basic	10,582	10,582

Diluted	10,592	10,582

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$463	$(320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax.	(29)	(8)
Bad debt expense	134	80
Depreciation and amortization	796	898
Amortization of deferred loan costs	413	222
Write-down of acquired note receivable	—	1,703
Deferred taxes	819	(541)
Amortization of stock compensation	2	5
Changes in assets and liabilities:
Accounts receivable – trade	2,601	709
Inventories, net	(1,358)	7
Prepaids and other current assets	87	878
Notes receivable	68	54
Other assets	6	89
Accounts payable – trade	854	(3,346)
Accrued expenses and other	(729)	98

Net cash provided by operating activities	4,127	528

Cash flows from investing activities:
Purchases of property and equipment	(234)	(430)
Proceeds from sales of property and equipment	204	24

Net cash used in investing activities	(30)	(406)

Cash flows from financing activities:
Proceeds from long-term debt	1,199	859
Payments on long-term debt	(12,246)	(868)
Debt financing costs	—	(112)

Net cash used in financing activities	(11,047)	(121)

Net cash provided by (used in) discontinued operations	7,184	(578)

Net increase in restricted cash	(99)	—

Net increase (decrease) in cash and cash equivalents	135	(577)
Cash and cash equivalents, beginning of year	19	857

Cash and cash equivalents, end of period	$154	$280

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc., and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

Stock-Based Compensation

     At March 31, 2004, the Company had a stock option plan, which is described more fully in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$463	$(320)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(70)	(80)

Net income (loss), as adjusted	393	$(400)
Basic EPS:
As reported	$0.04	$(0.03)
As adjusted	$0.04	$(0.04)
Diluted EPS:
As reported	$0.04	$(0.03)
As adjusted	$0.04	$(0.04)

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for 2004 and 2003 were computed on a weighted average basis: risk-free interest rate of 4.12% and 3.76%, respectively, expected volatility of 42.44% and 43.60%, respectively, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions that may vary materially as a result of actual events.

Write-down of Acquired Note Receivable

     Prior to the merger of the Company and Industrial Holdings, Inc. (“IHI”), IHI sold a subsidiary, Beaird Industries Inc. (“Beaird”), to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by Beaird of its inability to make timely interest payments and that efforts to restructure its debt obligations had to date been unsuccessful. Accordingly, the Company wrote-down approximately 50% of the note, because management believed that the note’s net realizable value was approximately $1.7 million. In the fourth quarter of 2003, the Company learned that efforts to refinance Beaird had failed, and management determined that the note was uncollectible and wrote-off the remaining balance of the note. The first quarter of 2003 write-down amount appears in the 2003 Statement of Operations under the caption “Write-down of acquired note receivable”.

2. BUSINESS DISPOSITIONS:

     During the fourth quarter of 2003, the Company committed to a formal plan to sell certain non-core assets within its Products segment. The sale of these assets was consummated in February 2004. The Company received $7.4 million in cash at closing that was immediately used to pay down its term loan under its senior credit facility. The assets sold comprised substantially all of the assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing) (collectively, the “Businesses”). The Businesses primarily manufacture and distribute a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries, as well as the military. At December 31, 2003, these assets constituted a business and thus were held for sale. Accordingly, the Businesses’ results of operations for 2004 and 2003 have been reported as discontinued operations. See Note 2 to the Company’s consolidated financials statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

     Net revenues from discontinued operations for the three months ended March 31, 2004 and 2003 were $3.4 million and $5.7 million, respectively. For the same periods, income before provision for income taxes was $0.05 million and $0.01 million, respectively.

3. INVENTORIES

     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$3,150	$2,967
Work in process	2,817	2,325
Finished goods and component parts	9,546	8,863

	$15,513	$14,155

4. NEWLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on the Company’s consolidated financial statements. As of March 31, 2004, the Company had no variable interest entities and there was no effect on its consolidated balance sheet, statement of operations, and cash flows.

5. EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three months ended March 31, 2004 and 2003, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$434	$(328)
Income from discontinued operations	29	8

Net income (loss)	$463	$(320)

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	10	—

Weighted average common shares outstanding and Assumed conversions — diluted	10,592	10,582

Basic earnings (loss) per common share:
Continuing operations	$0.04	$(0.03)
Discontinued operations	—	—

Net income (loss) per common share	$0.04	$(0.03)

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$(0.03)
Discontinued operations	—	—

Net income (loss) per common share	$0.04	$(0.03)

     For the three months ended March 31, 2004, there were 584,379 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2003, there were 620,213 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company’s Class B, C and D warrants totaling 2,971,217 warrants expired on January 14, 2003.

6. REPORTABLE SEGMENTS:

     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States. Segment information for the three months ended March 31, 2004 and 2003 is as follows:

	(dollars in thousands)
	Pressure
	Control	Products	Distribution	Corporate	Consolidated
Three months ended March 31:
2004
Revenues	$15,916	$2,254	$8,034	$—	$26,204
Depreciation and amortization	452	94	69	181	796
Income (loss) from operations	2,635	45	142	(1,307)	1,515
Capital expenditures	111	18	8	97	234
2003
Revenues	$17,105	$3,260	$9,766	$—	$30,131
Depreciation and amortization	546	98	86	168	898
Income (loss) from operations	2,799	110	531	(1,428)	2,012
Capital expenditures	133	37	74	186	430

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of our historical results of operations and financial condition for the three months ended March 31, 2004 and 2003 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

     We operate in three segments. Our Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment. Our Products segment remanufactures and repairs pumps, electric motors and generators, fabricates equipment and components for use in the exploration and production of oil and gas, provides specialty machining for the repair and remanufacture of natural gas and diesel engines, and applies specialty machining and custom coatings to customers’ products used primarily in the oil and gas industry. Our Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. Our products and services are sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region.

     The following table sets forth certain statistics that are reflective of recent historical market conditions:

	WTI	Henry Hub	United States	Gulf of Mexico
Quarter Ended:	Oil (1)	Gas (2)	Rig Count (3)	Rig Count (4)
December 31, 2002	$27.83	$4.33	847	108
March 31, 2003	$34.10	$5.91	901	104
June 30, 2003	$28.98	$5.74	1,028	104
September 30, 2003	$30.21	$4.89	1,088	105
December 31, 2003	$31.18	$5.45	1,109	102
March 31, 2004	$34.77	$5.72	1,121	95

(1)	Source: Average price per barrel for the quarter calculated by us using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2)	Source: Average price per MM/BTU for the quarter calculated by us using daily data published on www.oilnergy.com.

(3)	Source: Average United States Rig Count for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

(4)	Source: Average Gulf of Mexico Rig Count for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold. The level of exploration and production, our primary driver, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The United States drilling rig count has increased steadily throughout 2003 and first quarter of 2004. However, the average Gulf of Mexico rig count remained at relatively low levels throughout 2003 before declining slightly in the first quarter of 2004.

     The level of revenue improvement for us in the future will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The extent of any recovery in these markets is not predictable. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that continuing price and general uncertainty in the Gulf of Mexico market will cause near-term activity levels to remain flat for the first half of 2004.

     We expect that we will be able to maintain our market share in the Gulf of Mexico and high-pressure gas markets. Because of the volatility of those markets, key aspects of our strategy to build stockholder value include expanding into international markets through agency agreements or acquisitions; acquiring products and services that complement our existing products and services in the manufacturing and aftermarket service arenas; emphasizing inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; and completing strategic add-on acquisitions. By diversifying our revenue base to lessen our dependence on the Gulf of Mexico market, and expanding our products and services offered to both the domestic and international onshore drilling and production markets, we will seek to enhance our revenues and profitability. We have recently increased our Pressure Control segment’s engineering and technical sales staff to improve our ability to service our customers and plan to introduce new high quality pressure equipment in both the domestic and international onshore and offshore oil and gas markets in the second half of 2004. We will seek to increase market penetration and revenue increases beyond 2004 from these new products and service abilities.

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

     These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2003.

Results of Operations

     The following table sets forth certain operating statement data for each of our segments for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Pressure Control	$15,916	$17,105
Products	2,254	3,260
Distribution	8,034	9,766

	26,204	30,131

Cost of revenues:
Pressure Control	10,850	11,688
Products	1,757	2,762
Distribution	5,895	7,135

	18,502	21,585

Gross profit:
Pressure Control	5,066	5,417
Products	497	498
Distribution	2,139	2,631

	7,702	8,546

Operating expenses:
Pressure Control	2,431	2,618
Products	452	388
Distribution	1,997	2,100
Corporate	1,307	1,428

	6,187	6,534

Income (loss) from operations:
Pressure Control	2,635	2,799
Products	45	110
Distribution	142	531
Corporate	(1,307)	(1,428)

	$1,515	$2,012

Three Months ended March 31, 2004 Compared with Three Months ended March 31, 2003

     Revenues. On a consolidated basis, revenues decreased $3.9 million, or 13%, in 2004 compared to 2003. Although United States drilling activity increased from period to period while oil and natural gas prices remained relatively constant, the continued softness in the Gulf of Mexico rig count, increased pricing pressure in all our segments and increased competition in our distribution and products segments were the major causes of the decline in our revenues. Additionally, 2003 included larger project revenues in our Distribution segment that were not present in 2004. This decrease was partially offset by increased revenues in some of our Pressure Control products and services resulting from an improved United States onshore rig count.

     Revenues for the Pressure Control segment decreased $1.2 million, or 7%, in 2004 compared to 2003. The decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling rig activity and continued pricing pressure for our products and services. This decrease was partially offset by increased revenues resulting from an improved United States onshore rig count.

     Revenues for the Products segment decreased $1.0 million, or 31%, in 2004 compared to 2003. This decrease was primarily attributable to increased competition, continued pricing pressure for our products and services and lower revenues attributable to our electrical motor products and services.

     Revenues for the Distribution segment decreased $1.7 million, or 18%, in 2004 compared to 2003 due to increased competition and continued pricing pressure. Additionally, 2003 included larger projects that were not present in 2004.

     Cost of Revenues. On a consolidated basis, cost of revenues decreased $3.1 million, or 14%, in 2004 compared to 2003 as a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 29% in 2004 compared to 28% in 2003. Gross profit margin was slightly higher on a consolidated basis in 2004 because of cost reduction strategies, primarily lower self-insured medical costs. This increase was partially offset by margin declines attributable to continued pricing pressure and fixed costs that did not decrease proportionally.

     Cost of revenues for the Pressure Control segment decreased $0.8 million, or 7%, in 2004 compared to 2003. The decrease is primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 32% in 2004 and 2003. The stability in the gross profit as a percentage of revenues was due to lower self-insured medical costs offset by continued pricing pressure.

     Cost of revenues for the Products segment decreased $1.0 million, or 36%, in 2004 compared to 2003. Gross profit as a percentage of revenues was 22% in 2004 compared to 15% in 2003. Gross profit margin increased primarily as a result of increased industrial coating and pump repair services, coupled with lower self-insured medical costs.

     Cost of revenues for the Distribution segment decreased $1.2 million, or 17%, in 2004 compared to 2003, primarily due to the decrease in revenues in 2004. Gross profit as a percentage of revenues was 27% in 2004 and 2003.

     Operating expenses. On a consolidated basis, operating expenses decreased $0.3 million, or 5%, in 2004 compared to 2003. Operating expenses as a percentage of revenues was 24% in 2004 compared to 22% in 2003. Although operating expenses decreased due to cost reduction strategies, including lower self-insured medical costs, operating expenses as a percentage of revenues increased primarily because as revenues decreased, fixed operating expenses did not decrease proportionally.

     Operating expenses for the Pressure Control segment decreased $0.2 million, or 7%, in 2004 compared to 2003. This decrease was attributable to cost reduction strategies, including lower self-insured medical costs. Operating expenses as a percentage of revenues were 15% in 2004 and 2003.

     Operating expenses for the Products segment increased $0.06 million, or 16%, in 2004 compared to 2003. As a percentage of revenues, operating expenses increased from 12% in 2003 to 20% in 2004, primarily because as revenues decreased, fixed operating expenses did not decrease proportionally.

     Operating expenses for the Distribution segment decreased $0.1 million, or 5%, in 2004 compared to 2003. As a percentage of revenues, operating expenses increased from 22% in 2003 to 25% in 2004, primarily because as revenues decreased, fixed operating expenses did not decrease proportionally.

     Operating expenses for the Corporate operations decreased $0.1 million, or 8%, in 2004 compared to 2003. This was primarily attributable to cost reduction strategies.

     Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units in 2001.

     Write-down of Acquired Note Receivable. In the first quarter of 2003, we wrote down a note receivable that was acquired in conjunction with the disposal by Industrial Holdings, Inc. of Beaird Industries, Inc. (“Beaird”) prior to the completion of its merger with us. During the first quarter of 2003, we were informed by Beaird of its inability to make timely payments and that its ongoing refinancing efforts to date had been unsuccessful. A reserve of approximately 50% of the note was recorded because we believed at that time that the note’s net realizable value was approximately $1.7 million at March 31, 2003. This note was fully written off in the fourth quarter of 2003 because of Beaird’s failed refinancing efforts and the unlikelihood of any future collections.

     Income Taxes. Income tax expense (benefit) for 2004 was $0.3 million as compared to ($0.07) million in 2003. The effective tax rate was 39% in 2004 and was caused by the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided. The tax benefit in 2003 was offset by the provision for state taxes and non-deductible expenses that significantly reduced the tax benefit. Included within the net tax benefit of ($0.07) million in 2003 was a ($0.5) million deferred tax benefit arising from the write-down of a note receivable, which is not deductible until realized.

     Income (Loss) from Continuing Operations. On a consolidated basis, net income (loss) was $0.5 million in 2004 compared with ($0.3) million in 2003 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. These assets were held for sale and accordingly, their results of operations were reported in discontinued operations.

Liquidity and Capital Resources

     At March 31, 2004, we had working capital of $25.8 million, current maturities of long-term debt of $1.2 million, long-term debt of $12.1 million and stockholders’ equity of $102.8 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by Operating Activities. For the three months ended March 31, 2004, net cash provided by operating activities was $4.1 million compared to $0.5 million provided in the same period in 2003. Cash provided by operations increased in 2004 as compared to 2003 because of lower payments on accounts payable, greater collections of accounts and notes receivable and lower payments of self-insured medical costs, partially offset by increases in certain inventories to take advantage of favorable raw material pricing.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $0.03 million in the three months ended March 31, 2004 compared to $0.4 million in the same period in 2003. For the three months ended March 31, 2004 and 2003, we made capital expenditures of approximately $0.2 million and $0.4 million, respectively.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under credit facilities and sales of equity securities. Financing activities used net cash of $11.0 million in the three months ended March 31, 2004 compared to $0.1 million used in the same period in 2003. During 2004, we had borrowings of $1.2 million under our long-term debt credit facilities compared to $0.9 million during 2003. During 2004, we made principal payments of $12.2 million on our long-term debt, exclusive of our revolving credit facility, compared to $0.9 million in 2003.

     Net Cash Provided by (Used In) Discontinued Operations. For the three months ended March 31, 2004, net cash provided by discontinued operations was $7.2 million compared to $0.6 million used in the same period in 2003. Cash was provided by discontinued operations in 2004 primarily because of our receipt of $7.4 million in cash upon the sale of assets of these operations in February 2004.

     Principal Debt Instruments. As of March 31, 2004, we had an aggregate of $13.3 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of March 31, 2004, as a result of the funded debt-to-EBITDA ratio covenant, as defined in the credit agreement for our senior credit facility, our availability under our revolving credit facility was limited to $11.8 million.

     On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $25.0 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility’s term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At March 31, 2004, the senior credit facility bore interest at prime plus 1.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of asset sales, insurance proceeds, equity issuances and institutional debt, and if, and for so long as, our funded debt-to-EBITDA ratio for the previous fiscal year is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. In connection with the sale of certain assets of the Products segment in February 2004 (see Note 2 to our 2003 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information), we used the net proceeds to pay down the term loan included in the senior credit facility. The remaining balance of the loan was concurrently paid off with other funds. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of March 31, 2004, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.

     The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 11.02%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. As of March 31, 2004, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

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

     A summary of our outstanding contractual obligations and other commercial commitments at March 31, 2004 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$13,309	$1,240	$12,069	$—	$—
Operating leases	4,514	1,248	1,781	1,049	436

Total contractual obligations	$17,823	$2,488	$13,850	$1,049	$436

Forward-Looking Information and Risk Factors

     Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words “expects,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “budgets,” “predicts,” “estimates” and similar expressions.

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

     We are, and will continue to be, dependent upon the oil and gas industry and the level of oil and gas exploration and production. The level of exploration and production depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

•	the level of production from known reserves;

•	weather conditions;

•	the actions of the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and elsewhere;

•	the level of oil and gas inventories;

•	the cost of producing oil and gas;

•	the level of drilling activity;

•	worldwide economic activity; and

•	governmental regulation.

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

     Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand internationally. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services.

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill.

     During 2003, we had goodwill impairments related to continuing and discontinued operations totaling $26.4 million. As of March 31, 2004, we had approximately $69.0 million of goodwill after the aforementioned impairments. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in further impairment charges and therefore adversely affect our results.

Uninsured judgments or a rise in insurance premiums could adversely impact our results.

     Although we maintain insurance to cover potential claims and losses, we could become subject to a judgment for which we are not adequately insured. Additionally, the terrorist attacks that occurred in the U.S., as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of insurance and more restrictive coverage may adversely impact our results of operations.

Uninsured claims and litigation could adversely impact our results.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation we are currently subject to will result in any material uninsured losses. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring.

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

Three of our directors may have conflicts of interest because they are also directors or officers of First Reserve Corporation. The resolution of these conflicts of interest may not be in our or our stockholders’ best interests.

     Three of our directors, Mark E. Baldwin, Joseph R. Edwards and Ben A. Guill, are also current officers or employees of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of the Company regarding business dealings between First Reserve Corporation and the Company and other matters. The resolution of these conflicts may not always be in our or our stockholders’ best interests.

We will renounce any interest in specified business opportunities, and First Reserve Fund VIII and its director designees on our board of directors generally will have no obligation to offer us those opportunities.

     First Reserve Fund VIII has investments in other oilfield service companies that compete with the Company, and First Reserve Corporation and its affiliates, other than T-3, may invest in other such companies in the future. We refer to First Reserve Corporation, its other affiliates and its portfolio companies as the First Reserve group. Our certificate of incorporation provides that, so long as First Reserve Corporation and its affiliates continue to own at least 20% of the Company’s common stock, we renounce any interest in specified business opportunities. Our certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the First Reserve group, including any individual who also serves as First Reserve Fund VIII’s director designee of the Company:

•	no member of the First Reserve group or any of those individuals will have any obligation to communicate or offer the opportunity to the Company; and

•	such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:

•	it was presented to a member of the First Reserve group in that person’s capacity as a director or officer of T-3; or

•	the opportunity was identified solely through the disclosure of information by or on behalf of T-3.

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

     We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of March 31, 2004, our revolving credit facility had a principal balance of $1.2 million with an interest rate that floats with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.01 million annual increase in interest expense on the existing principal balances.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “Corporate Controller”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and Corporate Controller believe:

i.	that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure; and

ii.	that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

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

On March 9, 2004, the Company filed a Current Report on Form 8-K disclosing the sale of certain assets of its Products segment.

On March 9, 2004, the Company filed a Current Report on Form 8-K disclosing the election of the Company’s president, Gus D. Halas, as Chairman of the Board of Directors.

On March 30, 2004, the Company filed a Current Report on Form 8-K disclosing the special charge in December 2003 for the impairment of goodwill in its Products segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2004.

T-3 ENERGY SERVICES, INC.
By:	/s/ MICHAEL T. MINO
Michael T. Mino (Corporate
Controller and Vice President)

INDEX TO EXHIBITS

Exhibit
Number	Identification of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.