Form 10-Q
period 2004-06-30
T-3 ENERGY SERVICES INC
filed 2004-07-30
CIK 879884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

     At July 30, 2004, the registrant had 10,581,986 shares of common stock outstanding.

FORM 10-Q

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27	$17
Restricted cash	30	102
Accounts receivable – trade, net	20,866	19,335
Inventories	15,600	12,083
Notes receivable, current portion	1,339	1,462
Deferred income taxes	4,486	2,613
Current assets of discontinued operations	1,665	13,630
Assets held for sale	—	119
Prepaids and other current assets	3,180	4,159

Total current assets	47,193	53,520
Property and equipment, net	19,169	20,240
Notes receivable, less current portion	387	370
Goodwill, net	68,020	68,726
Other intangible assets, net	1,221	2,228
Other assets	442	453

Total assets	$136,432	$145,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$10,447	$7,822
Accrued expenses and other	6,571	6,620
Current liabilities of discontinued operations	568	1,406
Current maturities of long-term debt	1,337	10,093

Total current liabilities	18,923	25,941
Long-term debt, less current maturities	12,058	14,263
Other long-term liabilities	154	177
Deferred income taxes	3,971	2,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 10,581,986 shares issued and outstanding at June 30, 2004 and December 31, 2003	11	11
Warrants, 517,862 issued and outstanding at June 30, 2004 and December 31, 2003	853	853
Additional paid-in capital	122,957	122,954
Retained deficit	(22,495)	(21,452)

Total stockholders’ equity	101,326	102,366

Total liabilities and stockholders’ equity	$136,432	$145,537

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Products	$22,379	$20,221	$39,864	$38,727
Services	5,860	7,807	11,665	15,103

	28,239	28,028	51,529	53,830
Cost of revenues:
Products	15,869	14,057	28,387	27,095
Services	4,032	5,018	7,519	9,895

	19,901	19,075	35,906	36,990
Gross profit	8,338	8,953	15,623	16,840
Operating expenses	6,274	6,746	11,863	12,624

Income from operations	2,064	2,207	3,760	4,216
Interest expense	558	778	1,336	1,552
Interest income	99	62	113	118
Write-down of acquired note receivable	—	—	—	1,703
Other (income) expense, net	73	3	58	(15)

Income from continuing operations before provision for income taxes	1,532	1,488	2,479	1,094
Provision for income taxes	597	517	957	446

Income from continuing operations	935	971	1,522	648
Loss from discontinued operations, net of tax	(2,441)	(209)	(2,565)	(206)

Net income (loss)	$(1,506)	$762	$(1,043)	$442

Basic earnings (loss) per common share:
Continuing operations	$.09	$.09	$.14	$.06

Discontinued operations	$(.23)	$(.02)	$(.24)	$(.02)

Net income (loss) per common share	$(.14)	$.07	$(.10)	$.04

Diluted earnings (loss) per common share:
Continuing operations	$.09	$.09	$.14	$.06

Discontinued operations	$(.23)	$(.02)	$(.24)	$(.02)

Net income (loss) per common share	$(.14)	$.07	$(.10)	$.04

Weighted average common shares outstanding:
Basic	10,582	10,582	10,582	10,582

Diluted	10,587	10,586	10,588	10,583

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,043)	$442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2,565	206
Bad debt expense	246	54
Depreciation and amortization	1,271	1,502
Amortization of deferred loan costs	590	448
Write-down of acquired note receivable	—	1,703
Write-down of other intangible assets, net	150	—
Deferred taxes	(530)	(165)
Amortization of stock compensation	3	9
Changes in assets and liabilities:
Accounts receivable – trade	(1,729)	(1,987)
Inventories, net	(3,517)	(371)
Prepaids and other current assets	1,196	1,749
Notes receivable	106	138
Other assets	11	112
Accounts payable – trade	2,625	(1,747)
Accrued expenses and other	(52)	(524)
Assets held for sale, net	119	8

Net cash provided by operating activities	2,011	1,577

Cash flows from investing activities:
Purchases of property and equipment	(998)	(736)
Proceeds from sales of property and equipment	628	17

Net cash used in investing activities	(370)	(719)

Cash flows from financing activities:
Proceeds from long-term debt	1,295	748
Payments on long-term debt	(12,256)	(1,737)
Debt financing costs	—	(120)

Net cash used in financing activities	(10,961)	(1,109)

Net cash provided by (used in) discontinued operations	9,258	(404)

Net decrease in restricted cash	(72)	—

Net increase (decrease) in cash and cash equivalents	10	(655)
Cash and cash equivalents, beginning of year	17	854

Cash and cash equivalents, end of period	$27	$199

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (T-3). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

Stock-Based Compensation

     At June 30, 2004, the Company had a stock option plan, which is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,506)	$762	$(1,043)	$442
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects determined under fair value method for all awards, net of related tax effects	14	(75)	(56)	(155)

Net income (loss), as adjusted	$(1,492)	$687	$(1,099)	$287
Basic EPS:
As reported	$(.14)	$.07	$(.10)	$.04
As adjusted	$(.14)	$.07	$(.10)	$.03
Diluted EPS:
As reported	$(.14)	$.07	$(.10)	$.04
As adjusted	$(.14)	$.06	$(.10)	$.03

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended June 30, 2004 and 2003 were computed on a weighted average basis: risk-free interest rate of 4.12% and 3.87%, respectively, expected volatility of 42.44% and 43.21%, respectively, expected life of 4 years for each period and no expected dividends. The following assumptions for the six months ended June 30, 2004 and 2003 were computed on a weighted average basis: risk-free interest rate of 4.12% and 3.80%, respectively, expected volatility of 42.44% and 43.44%, respectively, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions that may vary materially as a result of actual events.

Write-down of Acquired Note Receivable

     Prior to the merger of the Company and Industrial Holdings, Inc. (“IHI”), IHI sold a subsidiary, Beaird Industries Inc. (“Beaird”), to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by Beaird of its inability to make timely interest payments and that efforts to restructure its debt obligations had to date been unsuccessful. Accordingly, the Company wrote-down approximately 50% of the note, because management believed that the note’s net realizable value was approximately $1.7 million. In the fourth quarter of 2003, the Company learned that efforts to refinance Beaird had failed, and management determined that the note was uncollectible and wrote-off the remaining balance of the note. The first quarter of 2003 write-down amount appears in the Statement of Operations for the six months ended June 30, 2003 under the caption “Write-down of acquired note receivable”.

2.	DISCONTINUED OPERATIONS

     During the fourth quarter of 2003, the Company committed to a formal plan to sell certain non-core assets within its Products segment. The sale of these assets was consummated in February 2004. The Company received $7.4 million in cash at closing that was immediately used to pay down the term loan under its senior credit facility. The assets sold comprised substantially all of the assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing) (collectively, the “Fastener Businesses”). The Fastener Businesses primarily manufacture and distribute a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries, as well as the military. At December 31, 2003, these assets constituted a business and thus were classified as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Fastener Businesses’ results of operations for 2004 and 2003 have been reported as discontinued operations. See Note 2 to the Company’s consolidated financials statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

     During the second quarter of 2004, the Company committed to a formal plan to sell substantially all of the remaining assets within its Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within its Pressure Control segment. A portion of the remaining Products segment assets were sold during May and June 2004 and qualified as discontinued operations in accordance with SFAS No. 144. The Company received $1.0 million and $0.4 million, respectively, in cash at the closings. The assets sold comprised substantially all of the assets of one of the two operating divisions of Moores Pump & Services, Inc., known as “Moores Machine Shop” and TPS Total Power Systems, Inc. (“TPS”). Moores Machine Shop primarily is engaged in the manufacture and production of downhole and completion products and equipment. TPS distributes new electric motors; provides complete rewinding, repair and rebuilding for used AC/DC electric motors and generators; and repairs and manufactures used flood pumps and waste disposal pumps for governmental entities in Louisiana and Texas. The remaining assets of Moores Pump & Services, Inc. (“Moores Pump”) and Control Products of Louisiana, Inc. (“CPL”) were unsold as of June 30, 2004, but the Company intends to sell these assets during the third quarter of 2004. These assets constitute businesses and thus are also classified as discontinued operations in accordance with SFAS No. 144. Accordingly, the results of operations of Moores Machine Shop, TPS, Moores Pump and CPL for 2004 and 2003 have been reported as discontinued operations in this Form 10-Q.

     T-3 assessed the realizability of the Company’s recorded goodwill and other intangibles at December 31, 2003, in accordance with SFAS No. 142. As a result, T-3 recorded a goodwill impairment charge during the fourth quarter of 2003 for the Products Segment operations. At June 30, 2004, Pressure Control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million, related to the assets being sold within the Company’s Pressure Control segment, during the three months ended June 30, 2004. In addition to the goodwill impairment charge, the Company recorded a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets related to the Products and Pressure Control dispositions during the three months ended June 30, 2004. Accordingly, these impairment charges have been reported as discontinued operations. T-3 reassessed the realizability of the Pressure Control segment’s recorded goodwill and other intangibles at June 30, 2004 in accordance with SFAS No. 142 and no further impairment was recorded.

     Net revenues from discontinued operations for the three months ended June 30, 2004 and 2003 were $2.5 million and $9.4 million, respectively. For the same periods, loss before benefit for income taxes was $3.5 million and $0.3 million, respectively. Net revenues from discontinued operations for the six months ended June 30, 2004 and 2003 were $8.8 million and $19.5 million, respectively. For the same periods, loss before benefit for income taxes was $3.7 million and $0.3 million, respectively.

3.	ASSETS HELD FOR SALE

     During the second quarter of 2004, the Company also sold certain assets of the spray weld division of O&M Equipment, L.P. for cash of $0.3 million. These assets did not constitute a business; however, they did qualify as assets held for sale in accordance with SFAS No. 144. Accordingly, they are presented as such on the December 31, 2003 consolidated balance sheet. The disposition of these assets resulted in a loss on sale of $50,000, which includes a $150,000 write-down of other intangible assets. The results of operations are classified in income from continuing operations for 2004 and 2003.

4.	INVENTORIES

     Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$2,804	$2,250
Work in process	2,865	2,143
Finished goods and component parts	9,931	7,690

	$15,600	$12,083

5.	NEWLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on the Company’s consolidated financial statements. As of June 30, 2004, the Company had no variable interest entities and there was no effect on its consolidated balance sheet, statement of operations, and cash flows.

6.	EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.

     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three and six months ended June 30, 2004 and 2003, as follows (in thousands except per share data):

	Three Months Ended
	June 30,
	2004	2003
Numerator:
Income from continuing operations	$935	$971
Loss from discontinued operations	(2,441)	(209)

Net income (loss)	$(1,506)	$762

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	5	4

Weighted average common shares outstanding and Assumed conversions — diluted	10,587	10,586

Basic earnings (loss) per common share:
Continuing operations	$.09	$.09
Discontinued operations	(.23)	(.02)

Net income (loss) per common share	$(.14)	$.07

Diluted earnings (loss) per common share:
Continuing operations	$.09	$.09
Discontinued operations	(.23)	(.02)

Net income (loss) per common share	$(.14)	$.07

     For the three months ended June 30, 2004, there were 584,379 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2003, there were 580,329 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company’s Class B, C and D warrants totaling 2,971,217 warrants expired on January 14, 2003.

	Six Months Ended
	June 30,
	2004	2003
Numerator:
Income from continuing operations	$1,522	$648
Loss from discontinued operations	(2,565)	(206)

Net income (loss)	$(1,043)	$442

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	6	1

Weighted average common shares outstanding and Assumed conversions — diluted	10,588	10,583

Basic earnings (loss) per common share:
Continuing operations	$.14	$.06
Discontinued operations	(.24)	(.02)

Net income (loss) per common share	$(.10)	$.04

	Six Months Ended
	June 30,
	2004	2003
Diluted earnings (loss) per common share:
Continuing operations	$.14	$.06
Discontinued operations	(.24)	(.02)

Net income (loss) per common share	$(.10)	$.04

     For the six months ended June 30, 2004, there were 584,379 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2003, there were 580,329 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	REPORTABLE SEGMENTS

     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States. As discussed in Note 2, the Company sold substantially all of the remaining assets of its Products segment, except for certain assets related to the Company’s custom coatings business, and accordingly, their results of operations for 2004 and 2003 have been reported as discontinued operations. In June 2004, the Company realigned its operating segments due to the sale of substantially all of the assets of its Products reporting segment. Since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control reporting segment, the three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

	(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Three months ended June 30:
2004
Revenues	$16,783	$11,456	$—	$28,239
Depreciation and amortization	390	65	186	641
Income (loss) from operations	2,877	842	(1,655)	2,064
Capital expenditures	249	360	173	782
2003
Revenues	$18,187	$9,841	$—	$28,028
Depreciation and amortization	511	88	178	777
Income (loss) from operations	3,873	439	(2,105)	2,207
Capital expenditures	101	15	227	343

	(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Six months ended June 30:
2004
Revenues	$32,039	$19,490	$—	$51,529
Depreciation and amortization	770	134	367	1,271
Income (loss) from operations	5,738	984	(2,962)	3,760
Capital expenditures	360	368	270	998
2003
Revenues	$34,223	$19,607	$—	$53,830
Depreciation and amortization	982	174	346	1,502
Income (loss) from operations	6,779	970	(3,533)	4,216
Capital expenditures	234	89	413	736

8.	CONTINGENCIES

     The Company is, from time to time, involved in various legal actions arising in the normal course of business. Management does not believe there are any existing or potential legal actions involving the Company that will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. T-3 has been identified as a potentially responsible party (PRP) with respect to one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and similar state laws. The Company’s involvement at this site is believed to have been minimal. Because it is early in the process, no determination of the Company’s actual liability can be made at this time. As such, management has not currently accrued for any future remediation costs related to this site. However, based upon the Company’s involvement with this site, management does not expect that its share of remediation costs will have a material impact on its financial position, results of operations and cash flows.

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

     At June 30, 2004, the Company had no letters of credit outstanding.

9.	SUBSEQUENT EVENTS

     On July 9, 2004, the Company sold certain assets of CPL for $0.5 million in cash. CPL primarily repairs and manufactures control valves and related equipment. As discussed in Note 2, these assets constituted a business and accordingly their results of operations have been reported as discontinued operations in 2004 and 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of our historical results of operations and financial condition for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

     We have historically operated in three segments; however, during the second quarter of 2004, the Company sold substantially all of the remaining assets of its Products segment, except for certain assets related to the Company’s custom coatings business. Accordingly, the Products segment’s results of operations for 2004 and 2003 have been reported as discontinued operations. Due to this sale of substantially all of the assets of its Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control segment, the Company realigned its operating segments during June 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. Our Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment and applies custom coatings to customers’ products used primarily in the oil and gas industry. Our Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. Our products and services are sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region.

     The following table sets forth certain statistics that are reflective of recent historical market conditions:

	WTI	Henry Hub	United States	Gulf of Mexico
Quarter Ended:	Oil (1)	Gas (2)	Rig Count (3)	Rig Count (4)
December 31, 2002.	$27.83	$4.33	847	108
March 31, 2003	$34.10	$5.91	901	104
June 30, 2003	$28.98	$5.74	1,028	104
September 30, 2003	$30.21	$4.89	1,088	105
December 31, 2003.	$31.18	$5.45	1,109	102
March 31, 2004	$34.77	$5.72	1,121	95
June 30, 2004	$38.32	$6.15	1,164	92

(1)	Source: Average price per barrel for the quarter calculated by us using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2)	Source: Average price per MM/BTU for the quarter calculated by us using daily data published on www.oilnergy.com.

(3)	Source: Average United States Rig Count for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

(4)	Source: Average Gulf of Mexico Rig Count for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold. The level of exploration and production, our primary driver, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The United States drilling rig count has increased steadily throughout 2003 and the first half of 2004. However, the average Gulf of Mexico rig count remained at relatively low levels throughout 2003 before a further decline in the first half of 2004.

     Our revenue growth will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The extent of any recovery in the Gulf of Mexico market and gains in market share outside the Gulf of Mexico are not predictable. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that continuing price and general uncertainty in the Gulf of Mexico market will cause near-term activity levels to remain flat for the second half of 2004.

     We expect that we will be able to maintain our market share in the Gulf of Mexico and high-pressure gas markets. Because of the volatility of those markets, key aspects of our strategy to build stockholder value include expanding into international markets through agency agreements or acquisitions; acquiring products and services that complement our existing Pressure Control products and services in the manufacturing and aftermarket service arenas; emphasizing inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; completing strategic add-on Pressure Control acquisitions both domestically and internationally; and internally growing the Distribution segment domestically. By diversifying our revenue base to lessen our dependence on the Gulf of Mexico market, and expanding our products and services offered to both the domestic and international onshore drilling and production markets, we will seek to enhance our revenues and profitability. We have increased our Pressure Control segment’s engineering and technical sales staff to improve our ability to service our customers and plan to introduce new high quality pressure equipment in both the domestic and international onshore and offshore oil and gas markets in the second half of 2004. We will seek to increase market penetration and revenue increases beyond 2004 from these new products and service capabilities.

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

     These estimates may change as events occur, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2003.

Results of Operations

     The following table sets forth certain operating statement data for each of our segments for each of the periods presented (in thousands). Reclassifications have been made for discontinued operations to previously reported amounts to make them consistent with current presentation format.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Pressure Control	$16,783	$18,187	$32,039	$34,223
Distribution	11,456	9,841	19,490	19,607

	28,239	28,028	51,529	53,830

Cost of revenues:
Pressure Control	11,228	11,788	21,338	22,568
Distribution	8,673	7,287	14,568	14,422

	19,901	19,075	35,906	36,990

Gross profit:
Pressure Control	5,555	6,399	10,701	11,655
Distribution	2,783	2,554	4,922	5,185

	8,338	8,953	15,623	16,840

Selling, general and administrative expenses:
Pressure Control	2,678	2,526	4,963	4,876
Distribution	1,941	2,115	3,938	4,215
Corporate	1,655	2,105	2,962	3,533

	6,274	6,746	11,863	12,624

Income (loss) from operations:
Pressure Control	2,877	3,873	5,738	6,779
Distribution	842	439	984	970
Corporate	(1,655)	(2,105)	(2,962)	(3,533)

	$2,064	$2,207	$3,760	$4,216

Three Months ended June 30, 2004 Compared with Three Months ended June 30, 2003

     Revenues. On a consolidated basis, revenues increased $0.2 million, or 0.8%, in 2004 compared to 2003. This increase was primarily attributable to the increased pipe and valve sales in our Distribution segment, a slight increase in United States drilling activity offset by the continued softness in the Gulf of Mexico drilling activity and continued pricing pressure for all our products and services.

     Revenues for the Pressure Control segment decreased $1.4 million, or 7.7%, in 2004 compared to 2003. The decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling rig activity and continued pricing pressure for our products and services. This decrease was partially offset by increased revenues resulting from an improved United States onshore rig count.

     Revenues for the Distribution segment increased $1.6 million, or 16.4%, in 2004 compared to 2003 due to increased pipe and valve distribution sales.

     Cost of Revenues. On a consolidated basis, cost of revenues increased $0.8 million, or 4.3%, in 2004 compared to 2003 as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 29.5% in 2004 compared to 31.9% in 2003. Gross profit margin was slightly lower on a consolidated basis in 2004 due to continued pricing pressure in both segments, fixed costs that did not decrease proportionally with the decrease of the Pressure Control group revenues and an increase in product modification and development expenses associated with certain high pressure equipment.

     Cost of revenues for the Pressure Control segment decreased $0.6 million, or 4.8%, in 2004 compared to 2003. The decrease is primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 33.1% in 2004 compared to 35.2% in 2003. Gross profit margin was slightly lower in 2004 due to continued pricing pressure, fixed costs that did not decrease proportionally and an increase in product modification and development expenses associated with certain high pressure equipment.

     Cost of revenues for the Distribution segment increased $1.4 million, or 19.0%, in 2004 compared to 2003, primarily due to the increase in revenues in 2004. Gross profit as a percentage of revenues was 24.3% in 2004 compared to 26.0% in 2003. Gross profit margin was slightly lower in 2004 due to continued pricing pressure and increased freight and general insurance costs.

     Operating expenses. On a consolidated basis, operating expenses decreased $0.5 million, or 7.0%, in 2004 compared to 2003. Operating expenses as a percentage of revenues was 22.2% in 2004 compared to 24.1% in 2003. This decrease was due to cost reduction strategies, including lower self-insured medical costs and headcount reductions.

     Operating expenses for the Pressure Control segment increased $0.2 million, or 6.0%, in 2004 compared to 2003. Operating expenses as a percentage of revenues were 16.0% in 2004 compared to 13.9% in 2003. The increase was primarily a result of the write-down of other intangible assets associated with the disposition of certain spray welding assets.

     Operating expenses for the Distribution segment decreased $0.2 million, or 8.2%, in 2004 compared to 2003. As a percentage of revenues, operating expenses decreased from 21.5% in 2003 to 16.9% in 2004, primarily because as revenues increased, operating expenses did not increase proportionally in addition to decreased costs due to cost reduction strategies such as lower self-insured medical costs, partially offset by costs associated with the expansion of the Distribution segment.

     Operating expenses for Corporate operations decreased $0.5 million, or 21.4%, in 2004 compared to 2003. This was primarily attributable to cost reduction strategies and headcount reductions.

     Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units in 2001.

     Income Taxes. Income tax expense (benefit) for 2004 was $0.6 million as compared to $0.5 million in 2003. The effective tax rate was 39.0% in 2004 compared to 34.7% in 2003, resulting from the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided.

     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $0.9 million in 2004 compared with $1.0 million in 2003 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment, primarily certain assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. and WHIR Acquisition, Inc. The sale of these assets was consummated in February 2004. During the second quarter of 2004, we continued to focus more on our business strategy as it related to the Pressure Control segment and received inquiries for substantially all of the remaining assets within our Products segment, primarily Moores Machine Shop, TPS, and Moores Pump. Accordingly, we committed to formal plans to sell these remaining assets within our Products segment, along with certain assets within our Pressure Control segment, primarily CPL. The sales of the Moores Machine Shop and TPS assets were consummated during May and June 2004, respectively, and the assets of Moores Pump and CPL are expected to be sold during the third quarter of 2004. For the three months ended June 30, 2004, we recorded a loss of $2.9 million for the above dispositions. Included in this loss was a goodwill impairment charge of $0.3 million, a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets. These assets constitute businesses and their results of operations were reported in discontinued operations in 2003 and 2004 in accordance with SFAS No. 144

Six Months ended June 30, 2004 Compared with Six Months ended June 30, 2003

     Revenues. On a consolidated basis, revenues decreased $2.3 million, or 4.3%, in 2004 compared to 2003. Although United States drilling activity increased from period to period and oil and natural gas prices increased slightly, the continued softness in the Gulf of Mexico rig count and increased pricing pressure in our Pressure Control segment were the major causes of the decline in our revenues. This decrease was partially offset by increased revenues from some of our Pressure Control products and services resulting from an improved United States onshore rig count.

     Revenues for the Pressure Control segment decreased $2.2 million, or 6.4%, in 2004 compared to 2003. The decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling rig activity and continued pricing pressure for our products and services. This decrease was partially offset by increased revenues resulting from an improved United States onshore rig count.

     Revenues for the Distribution segment decreased $0.1 million, or 0.6%, in 2004 compared to 2003 due to increased competition and continued pricing pressure.

     Cost of Revenues. On a consolidated basis, cost of revenues decreased $1.1 million, or 2.9%, in 2004 compared to 2003 as a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 30.3% in 2004 compared to 31.3% in 2003. Gross profit margin was slightly lower on a consolidated basis in 2004 because of continued pricing pressure and fixed costs that did not decrease proportionally, slightly offset by cost reduction strategies, including lower self-insured medical costs.

     Cost of revenues for the Pressure Control segment decreased $1.2 million, or 5.5%, in 2004 compared to 2003. The decrease was primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 33.4% in 2004 compared to 34.1% in 2003. Gross profit margin was slightly lower due to continued pricing pressure and an increase in product modification and development expenses.

     Cost of revenues for the Distribution segment increased $0.1 million, or 1.0%, in 2004 compared to 2003. Gross profit as a percentage of revenues was 25.3% in 2004 compared to 26.4% in 2003. Gross profit margin was slightly lower in 2004 due to continued pricing pressure and increased freight and general insurance costs.

     Operating expenses. On a consolidated basis, operating expenses decreased $0.8 million, or 6.0%, in 2004 compared to 2003. Operating expenses as a percentage of revenues was 23.0% in 2004 compared to 23.5% in 2003. Operating expenses decreased due to cost reduction strategies, including lower self-insured medical costs and headcount reductions offset by expenses associated with the improvement of the Pressure Control segment’s engineering and technical sales support division.

     Operating expenses for the Pressure Control segment increased $0.1 million, or 1.8%, in 2004 compared to 2003. Operating expenses as a percentage of revenues were 15.5% in 2004 compared to 14.2% in 2003. The increase was primarily a result of the write-down of other intangible assets associated with the disposition of certain spray welding assets and additional expenses associated with the improvement of our engineering and technical sales support division.

     Operating expenses for the Distribution segment decreased $0.3 million, or 6.6%, in 2004 compared to 2003. As a percentage of revenues, operating expenses decreased from 21.5% in 2003 to 20.2% in 2004, primarily due to cost reduction strategies, including lower self-insured medical costs, offset partially by costs associated with the expansion of the Distribution segment.

     Operating expenses for Corporate operations decreased $0.6 million, or 16.2%, in 2004 compared to 2003. This was primarily attributable to cost reduction strategies and headcount reductions.

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

     Income Taxes. Income tax expense for 2004 was $1.0 million as compared to $0.4 million in 2003. The effective tax rate was 38.6% in 2004 compared to 40.8% in 2003, resulting from the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided.

     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $1.5 million in 2004 compared with $0.6 million in 2003 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment, primarily certain assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. and WHIR Acquisition, Inc. The sale of these assets was consummated in February 2004. During the second quarter of 2004, we continued to focus more on our business strategy as it related to the Pressure Control segment and received inquiries for substantially all of the remaining assets within our Products segment, primarily Moores Machine Shop, TPS, and Moores Pump. Accordingly, we committed to formal plans to sell these remaining assets within our Products segment, along with certain assets within our Pressure Control segment, primarily CPL. The sales of the Moores Machine Shop and TPS assets were consummated during May and June 2004, respectively, and the assets of Moores Pump and CPL are expected to be sold during the third quarter of 2004. For the three months ended June 30, 2004, we recorded a loss of $2.9 million for the above dispositions. Included in this loss was a goodwill impairment charge of $0.3 million, a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets. These assets constitute businesses and their results of operations were reported in discontinued operations in 2003 and 2004 in accordance with SFAS No. 144.

Liquidity and Capital Resources

     At June 30, 2004, we had working capital of $28.3 million, current maturities of long-term debt of $1.3 million, long-term debt of $12.1 million and stockholders’ equity of $101.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve) and internally generated funds.

     Net Cash Provided by Operating Activities. For the six months ended June 30, 2004, net cash provided by operating activities was $2.0 million compared to $1.6 million provided in the same period in 2003. Cash provided by operations increased in 2004 as compared to 2003 because of decreased payments on accounts payable and increased collections of accounts receivable, partially offset by increases in certain inventories to take advantage of favorable pricing and expansion of the Distribution segment.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $0.4 million in the six months ended June 30, 2004 compared to $0.7 million in the same period in 2003. For the six months ended June 30, 2004 and 2003, we made capital expenditures of approximately $1.0 million and $0.7 million, respectively.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under credit facilities and sales of equity securities. Financing activities used net cash of $11.0 million in the six months ended June 30, 2004 compared to $1.1 million used in the same period in 2003. During 2004, we had borrowings of $1.3 million under our long-term debt credit facilities compared to $0.7 million during 2003. During 2004, we made principal payments of $12.3 million on our long-term debt, exclusive of our revolving credit facility, compared to $1.8 million in 2003.

     Net Cash Provided by (Used In) Discontinued Operations. For the six months ended June 30, 2004, net cash provided by discontinued operations was $9.3 million compared to $0.4 million used in the same period in 2003. Cash was provided by discontinued operations in 2004 primarily because of our receipt of $7.4 million in cash in February 2004, $1.0 million in cash in May 2004 and $0.4 million in cash in June 2004 upon the sales of assets of these operations.

     Principal Debt Instruments. As of June 30, 2004, we had an aggregate of $13.4 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of June 30, 2004, as a result of the funded debt-to-EBITDA ratio covenant, as defined in the credit agreement for our senior credit facility, our availability under our revolving credit facility was limited to $7.2 million.

     On December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility includes a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $25.0 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility’s term loan is payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility is governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranges from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At June 30, 2004, the senior credit facility bore interest at prime plus 1.75%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds, equity issuances and institutional debt, and if, and for so long as, our funded debt-to-EBITDA ratio for the previous fiscal year is 2.25 to 1 or greater, with 50% of excess cash flow as determined under the senior credit agreement. In connection with the sale of certain assets of the Products segment in February 2004 (see Note 2 to our 2003 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information), we used the net proceeds to pay down the term loan included in the senior credit facility. The remaining balance of the loan was concurrently paid off with other funds. In connection with the additional sales of assets of the Products segment in May and June 2004, we used the net proceeds to pay down the revolving credit facility. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, minimum consolidated tangible net worth and a maximum funded debt-to-EBITDA ratio. As of June 30, 2004, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.

     The subordinated term loan bears interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance is due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, is 11.02%. The subordinated term loan provides, among other restrictions, that we maintain a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio. Under the terms of our senior credit facility, we are not currently permitted to make principal payments on the subordinated term loan. As of June 30, 2004, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

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

     We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, there can be no assurance that acquisition funds may be available at terms acceptable to us.

     A summary of our outstanding contractual obligations and other commercial commitments at June 30, 2004 is as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Long-term debt	$13,395	$1,337	$12,058	$—	$—
Operating leases	4,101	1,129	1,676	930	366

Total contractual obligations	$17,496	$2,466	$13,734	$930	$366

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

     During 2003 and the second quarter 2004, we had goodwill impairments related to continuing and discontinued operations totaling $26.4 million and $0.3 million, respectively. As of June 30, 2004, we had approximately $68.0 million of goodwill after the aforementioned impairments. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in further impairment charges and therefore adversely affect our results.

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

     We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of June 30, 2004, our revolving credit facility had a principal balance of $1.3 million with an interest rate that floats with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.01 million annual increase in interest expense on the existing principal balances.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Annual Meeting of Stockholders of the Company was held May 27, 2004.

b.	The following persons were elected at that meeting as Class III directors:

	Number of Votes
Name of Nominee	For	Withheld
Stephen A. Snider	10,252,258	10,253
Ben A. Guill	10,221,703	40,808
Gus D. Halas	10,232,618	29,893

The Class II directors’ terms expire at the 2006 Annual Meeting of Stockholders. The Class I director, whose term expires at the 2005 Annual Meeting of Stockholders, is Mark E. Baldwin.

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

On April 8, 2004, the Company filed a Current Report on Form 8-K disclosing the resignation of Steven J. Brading, the Company’s Vice President and Chief Financial Officer.

On June 14, 2004, the Company filed a Current Report on Form 8-K disclosing the divestitures of certain net assets within its Products segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July 2004.

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