Form 10-Q
period 2004-09-30
T-3 ENERGY SERVICES INC
filed 2004-11-03
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     At November 3, 2004, the registrant had 10,581,986 shares of common stock outstanding.

FORM 10-Q

PART I
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,113	$17
Restricted cash	—	102
Accounts receivable — trade, net	18,092	19,335
Inventories	17,472	12,083
Notes receivable, current portion	1,260	1,462
Deferred income taxes	3,710	2,613
Prepaids and other current assets	4,652	4,159
Current assets of discontinued operations	—	13,630
Assets held for sale	—	119

Total current assets	47,299	53,520
Property and equipment, net	18,841	20,240
Notes receivable, less current portion	376	370
Goodwill, net	68,062	68,726
Other intangible assets, net	1,735	2,228
Other assets	482	453

Total assets	$136,795	$145,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$8,396	$7,822
Accrued expenses and other	9,523	6,620
Current maturities of long-term debt	43	10,093
Current liabilities of discontinued operations	—	1,406

Total current liabilities	17,962	25,941
Long-term debt, less current maturities	12,047	14,263
Other long-term liabilities	142	177
Deferred income taxes	4,186	2,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 10,581,986 shares issued and outstanding at September 30, 2004 and December 31, 2003	11	11
Warrants, 517,862 issued and outstanding at September 30, 2004 and December 31, 2003	853	853
Additional paid-in capital	122,960	122,954
Retained deficit	(21,366)	(21,452)

Total stockholders’ equity	102,458	102,366

Total liabilities and stockholders’ equity	$136,795	$145,537

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Products	$22,033	$24,417	$61,897	$63,144
Services	5,968	3,849	17,633	18,952

	28,001	28,266	79,530	82,096
Cost of revenues:
Products	15,678	17,440	44,065	44,535
Services	3,771	2,653	11,290	12,548

	19,449	20,093	55,355	57,083
Gross profit	8,552	8,173	24,175	25,013
Operating expenses	5,752	6,350	17,615	18,974

Income from operations	2,800	1,823	6,560	6,039
Interest expense	548	825	1,884	2,377
Interest income	57	63	170	181
Write-down of acquired note receivable	—	—	—	1,703
Other (income) expense, net	104	354	162	339

Income from continuing operations before provision for income taxes	2,205	707	4,684	1,801
Provision for income taxes	912	334	1,869	780

Income from continuing operations	1,293	373	2,815	1,021
Loss from discontinued operations, net of tax	(164)	(257)	(2,729)	(463)

Net income	$1,129	$116	$86	$558

Basic earnings (loss) per common share:
Continuing operations	$.12	$.04	$.27	$.10

Discontinued operations	$(.01)	$(.03)	$(.26)	$(.05)

Net income per common share	$.11	$.01	$.01	$.05

Diluted earnings (loss) per common share:
Continuing operations	$.12	$.04	$.27	$.10

Discontinued operations	$(.01)	$(.03)	$(.26)	$(.05)

Net income per common share	$.11	$.01	$.01	$.05

Weighted average common shares outstanding:
Basic	10,582	10,582	10,582	10,582

Diluted	10,582	10,582	10,584	10,584

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$86	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2,729	463
Bad debt expense	391	175
Depreciation and amortization	1,886	2,296
Amortization of deferred loan costs	767	747
Loss on sale of assets	208	—
Write-down of acquired note receivable	—	1,703
Write-down of other intangible assets, net	150	—
Deferred taxes	525	(245)
Amortization of stock compensation	6	34
Changes in assets and liabilities:
Accounts receivable — trade	919	(2,170)
Inventories, net	(5,389)	(614)
Prepaids and other current assets	2,108	2,761
Notes receivable	196	265
Other assets	(39)	170
Accounts payable — trade	574	(1,843)
Accrued expenses and other	(2)	778
Assets held for sale, net	119	13

Net cash provided by operating activities	5,234	5,091

Cash flows from investing activities:
Purchases of property and equipment	(1,889)	(1,038)
Proceeds from sales of property and equipment	1,023	79

Net cash used in investing activities	(866)	(959)

Cash flows from financing activities:
Proceeds from long-term debt	—	—
Payments on long-term debt	(12,266)	(4,069)
Debt financing costs	(320)	(220)

Net cash used in financing activities	(12,586)	(4,289)

Net cash provided by (used in) discontinued operations	10,212	(667)

Net decrease in restricted cash	102	—

Net increase (decrease) in cash and cash equivalents	2,096	(824)
Cash and cash equivalents, beginning of year	17	854

Cash and cash equivalents, end of period	$2,113	$30

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (“T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to reflect discontinued operations and to make them consistent with the current presentation format.

Stock-Based Compensation

     At September 30, 2004, the Company had a stock option plan, which is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$1,129	$116	$86	$558
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(27)	(75)	(83)	(230)

Net income, as adjusted	$1,102	$41	$3	$328

Basic EPS:
As reported	$.11	$.01	$.01	$.05
As adjusted	$.10	$.00	$.00	$.03

Diluted EPS:
As reported	$.11	$.01	$.01	$.05
As adjusted	$.10	$.00	$.00	$.03

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended September 30, 2004 and 2003 were computed on a weighted average basis: risk-free interest rate of 4.12% and 3.87%, respectively, expected volatility of 42.44% and 43.21%, respectively, expected life of 4 years for each period and no expected dividends. The following assumptions for the nine months ended

September 30, 2004 and 2003 were computed on a weighted average basis: risk-free interest rate of 4.12% and 3.80%, respectively, expected volatility of 42.44% and 43.44%, respectively, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions that may vary materially as a result of actual events.

Write-down of Acquired Note Receivable

     Prior to the merger of the Company and Industrial Holdings, Inc. (“IHI”), IHI sold a subsidiary, Beaird Industries Inc. (“Beaird”), to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by Beaird of its inability to make timely interest payments and that efforts to restructure its debt obligations had to date been unsuccessful. Accordingly, the Company wrote-down approximately 50% of the note, because management believed that the note’s net realizable value was approximately $1.7 million. In the fourth quarter of 2003, the Company learned that efforts to refinance Beaird had failed, and management determined that the note was uncollectible and wrote-off the remaining balance of the note. The first quarter of 2003 write-down amount appears in the Statement of Operations for the nine months ended September 30, 2003 under the caption “Write-down of acquired note receivable.”

2. DISCONTINUED OPERATIONS

     During the fourth quarter of 2003, the Company committed to a formal plan to sell certain non-core assets within its Products segment. The sale of these assets was consummated in February 2004. The Company received $7.4 million in cash at closing that was immediately used to pay down the term loan under its senior credit facility. The assets sold comprised substantially all of the assets of LSS — Lone Star — Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing) (collectively, the “Fastener Businesses”). The Fastener Businesses primarily manufacture and distribute a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries, as well as the military. At December 31, 2003, these assets constituted a business and thus were classified as discontinued operations. Accordingly, the Fastener Businesses’ results of operations for 2004 and 2003 have been reported as discontinued operations. See Note 2 to the Company’s consolidated financials statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

     During the second quarter of 2004, the Company committed to a formal plan to sell substantially all of the remaining assets within its Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within its Pressure Control segment. A portion of the remaining Products segment assets were sold during May and June 2004 and qualified as discontinued operations. The Company received $1.0 million and $0.4 million, respectively, in cash at the closings. The assets sold comprised substantially all of the assets of one of the two operating divisions of Moores Pump & Services, Inc., known as “Moores Machine Shop” and TPS Total Power Systems, Inc. (“TPS”). Moores Machine Shop primarily is engaged in the manufacture and production of downhole and completion products and equipment. TPS distributes new electric motors; provides complete rewinding, repair and rebuilding for used AC/DC electric motors and generators; and repairs and manufactures used flood pumps and waste disposal pumps for governmental entities in Louisiana and Texas. The remaining assets of Moores Pump & Services, Inc. (“Moores Pump”) and Control Products of Louisiana, Inc. (“CPL”) were sold during the third quarter of 2004 for $0.6 million and $0.5 million, respectively. These assets constituted businesses and were classified as discontinued operations. Moores Pump is a pump distribution and remanufacturing business. CPL primarily repairs and manufactures control valves and related equipment. Accordingly, the results of operations of Moores Machine Shop, TPS, Moores Pump and CPL for 2004 and 2003 have been reported as discontinued operations in this Form 10-Q.

     T-3 assessed the realizability of the Company’s recorded goodwill and other intangibles at December 31, 2003. As a result, T-3 recorded a goodwill impairment charge during the fourth quarter of 2003 for the Products

Segment operations. At June 30, 2004, Pressure Control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million during the second quarter of 2004, related to the assets being sold within the Company’s Pressure Control segment. In addition to the goodwill impairment charge, the Company recorded a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets related to the Products and Pressure Control dispositions during the second quarter of 2004. Accordingly, these impairment charges have been reported as discontinued operations. T-3 reassessed the realizability of the Pressure Control segment’s recorded goodwill and other intangibles at June 30, 2004 in accordance with SFAS No. 142 and no further impairment was recorded.

     Net revenues from discontinued operations for the three months ended September 30, 2004 and 2003 were $0.3 million and $9.0 million, respectively. For the same periods, loss before benefit for income taxes was $0.2 million and $0.4 million, respectively. Net revenues from discontinued operations for the nine months ended September 30, 2004 and 2003 were $9.1 million and $28.5 million, respectively. For the same periods, loss before benefit for income taxes was $3.9 million and $0.7 million, respectively.

3. ASSETS HELD FOR SALE

     During the second quarter of 2004, the Company also sold certain assets of the spray weld division of O&M Equipment, L.P. for cash of $0.3 million. These assets did not constitute a business; however, they did qualify as assets held for sale. Accordingly, they are presented as such on the December 31, 2003 consolidated balance sheet. The disposition of these assets resulted in a loss on sale of $50,000, which included a $150,000 write-down of other intangible assets. The results of operations are classified in income from continuing operations for 2004 and 2003.

4. INVENTORIES

     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$3,144	$2,250
Work in process	3,365	2,143
Finished goods and component parts	10,963	7,690

	$17,472	$12,083

5. DEBT

     On September 30, 2004, the Company amended and restated its senior credit facility and subordinated term loan (as defined). The amended and restated senior credit facility provides for a $50 million revolving line of credit that the Company can increase by up to $25 million (not to exceed a total commitment of $75 million) and matures September 30, 2007. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. The Company has capitalized $0.4 million of deferred loan costs in connection with the amended and restated senior credit facility. The Company will use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, and to fund acquisitions. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. The senior credit facility is collateralized by substantially all of the Company’s assets.

     The amended and restated subordinated term loan increased the Company’s $12 million subordinated term loan with an additional advance of $3 million, which did not fund until October 2004. The Company has capitalized $0.3 million of deferred loan costs in connection with the amended and restated subordinated term loan. The subordinated term loan bears interest at a fixed rate of 10% per annum and matures on September 30, 2008. The subordinated term loan provides, among other restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. Also, the Company is not permitted to make principal payments on the subordinated term loan while the senior credit facility is outstanding. The subordinated term loan is collateralized by a second lien on substantially all of the Company’s assets.

6. NEWLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have an impact on the Company’s consolidated financial statements. As of September 30, 2004, the Company had no variable interest entities and there was no effect on its consolidated balance sheet, statement of operations, and cash flows.

7. EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.

     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three and nine months ended September 30, 2004 and 2003, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2004	2003
Numerator:
Income from continuing operations	$1,293	$373
Loss from discontinued operations	(164)	(257)

Net income	$1,129	$116

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	—	—

Weighted average common shares outstanding and Assumed conversions — diluted	10,582	10,582

Basic earnings (loss) per common share:
Continuing operations	$.12	$.04
Discontinued operations	(.01)	(.03)

Net income per common share	$.11	$.01

	Three Months Ended
	September 30,
	2004	2003
Diluted earnings (loss) per common share:
Continuing operations	$.12	$.04
Discontinued operations	(.01)	(.03)

Net income per common share	$.11	$.01

     For the three months ended September 30, 2004, there were 581,345 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2003, there were 636,537 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2004	2003
Numerator:
Income from continuing operations	$2,815	$1,021
Loss from discontinued operations	(2,729)	(463)

Net income	$86	$558

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	2	2

Weighted average common shares outstanding and Assumed conversions — diluted	10,584	10,584

Basic earnings (loss) per common share:
Continuing operations	$.27	$.10
Discontinued operations	(.26)	(.05)

Net income per common share	$.01	$.05

Diluted earnings (loss) per common share:
Continuing operations	$.27	$.10
Discontinued operations	(.26)	(.05)

Net income per common share	$.01	$.05

     For the nine months ended September 30, 2004, there were 481,345 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2003, there were 536,537 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

8. REPORTABLE SEGMENTS

     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and all assets are held in the United States. As discussed in Note 2, the Company sold substantially all of the remaining assets of its Products segment, except for certain assets related to the Company’s custom coatings business, and accordingly, their results of operations for 2004 and 2003 have been reported as discontinued operations. In June 2004, the Company realigned its operating segments due to the sale of substantially all of the assets of its Products reporting segment. Since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control reporting segment, the three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. Segment information for the three and nine months ended September 30, 2004 and 2003 is as follows:

		(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Three months ended September 30:
2004
Revenues	$16,447	$11,554	$—	$28,001
Depreciation and amortization	368	58	189	615
Income (loss) from operations	3,601	610	(1,411)	2,800
Capital expenditures	690	154	47	891
2003
Revenues	$18,119	$10,147	$—	$28,266
Depreciation and amortization	527	82	185	794
Income (loss) from operations	2,899	573	(1,649)	1,823
Capital expenditures	252	(12)	62	302

		(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Nine months ended September 30:
2004
Revenues	$48,486	$31,044	$—	$79,530
Depreciation and amortization	1,138	192	556	1,886
Income (loss) from operations	9,339	1,594	(4,373)	6,560
Capital expenditures	1,050	522	317	1,889
2003
Revenues	$52,342	$29,754	$—	$82,096
Depreciation and amortization	1,509	256	531	2,296
Income (loss) from operations	9,678	1,543	(5,182)	6,039
Capital expenditures	486	77	475	1,038

9. CONTINGENCIES

     The Company is, from time to time, involved in various legal actions arising in the normal course of business. In December 2001, a lawsuit was filed against the Company in the 14th Judicial District Court of Calcasieu Parish, Louisiana. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $5 million related to repairs and activities associated with the product failure and have also claimed unspecified damages with respect to certain expenses, loss of production and damage to the reservoir. The Company has tendered the defense of this claim under its comprehensive general liability insurance policy and its umbrella policy. Management does not believe that the outcome of such legal actions involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. T-3 has been identified as a potentially responsible party with respect to one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act and similar state laws. The Company’s involvement at this site is believed to have been minimal. Because it is early in the process, no determination of the Company’s actual liability can be made at this time. As such, management has not currently accrued for any future remediation costs related to this site. However, based upon the Company’s involvement with this site, management does not expect that its share of remediation costs will have a material impact on its financial position, results of operations and cash flows.

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

     At September 30, 2004, the Company had no material letters of credit outstanding.

10. SUBSEQUENT EVENTS

     On October 18, 2004, the Company completed the purchase of the Oilco Group of Canada for approximately $10 million in cash subject to final adjustments. The Oilco Group of Canada, which includes Oilco Equipment Ltd., Oilco Enterprises Ltd., Alberta Rubber Products, Inc., and Oilco Services & Supply Ltd. manufactures accumulators, re-manufactures blowout preventors, performs field services on both accumulators and blowout preventors and manufactures rubber goods used in the oilwell control industry. The acquisition was funded from the Company’s working capital and the use of its senior and subordinated long term debt credit facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of our historical results of operations and financial condition for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

     We have historically operated in three segments; however, during the second quarter of 2004, the Company sold substantially all of the remaining assets of its Products segment, except for certain assets related to the Company’s custom coatings business. Accordingly, the Products segment’s results of operations for 2004 and 2003 have been reported as discontinued operations. Due to the sale of substantially all of the assets of the Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control segment, the Company realigned its operating segments during June 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. Our Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment and applies custom coatings to customers’ products used primarily in the oil and gas industry. Our Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. Our products and services have historically been sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region.

     The following table sets forth certain statistics that are reflective of recent historical market conditions:

	WTI	Henry Hub	United States	Gulf of Mexico
Quarter Ended:	Oil (1)	Gas (2)	Rig Count (3)	Rig Count (4)
March 31, 2003	$34.10	$5.91	901	104
June 30, 2003	$28.98	$5.74	1,028	104
September 30, 2003	$30.21	$4.89	1,088	105
December 31, 2003.	$31.18	$5.45	1,109	102
March 31, 2004	$34.77	$5.72	1,121	95
June 30, 2004	$38.32	$6.15	1,164	92
September 30, 2004	$43.89	$5.56	1,229	90

(1)	Source: Average price per barrel for the quarter calculated by us using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2)	Source: Average price per MM/BTU for the quarter calculated by us using daily data published on www.oilnergy.com.

(3)	Source: Average United States Rig Count for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

(4)	Source: Average Gulf of Mexico Rig Count for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold. The level of exploration and production, our primary driver, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling for those commodities. The United States drilling rig count has increased steadily throughout 2003 and 2004. However, the average Gulf of Mexico rig count remained at relatively low levels throughout 2003 before a further decline during 2004.

     Our revenue growth will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The extent of any recovery in the Gulf of Mexico market and gains in market share outside the Gulf of Mexico are not predictable. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that continuing price and general uncertainty in the Gulf of Mexico market will cause near-term activity levels to remain flat for the remainder of 2004.

     We expect that we will be able to maintain our market share in the Gulf of Mexico and high-pressure gas markets. Because of the volatility of those markets, key aspects of our strategy to build stockholder value include expanding into international markets through agency agreements or acquisitions; acquiring products and services that complement our existing Pressure Control products and services in the manufacturing and aftermarket service arenas; emphasizing inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; completing strategic add-on Pressure Control acquisitions both domestically and internationally; and internally growing the Distribution segment domestically. By diversifying our revenue base to lessen our dependence on the Gulf of Mexico market, and expanding our products and services offered to both the domestic and international onshore drilling and production markets, we will seek to enhance our revenues and profitability. We have expanded into the Canadian market with the acquisition of Oilco Group of Canada and expect to see the benefits of this acquisition beginning in 2005. We have increased our Pressure Control segment’s engineering and technical sales staff to improve our ability to service our customers and have begun to introduce new high quality pressure equipment in both the domestic and international onshore and offshore oil and gas markets during the second half of 2004. We will seek to increase market penetration and revenue increases beyond 2004 from these new products and service capabilities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Pressure Control	$16,447	$18,119	$48,486	$52,342
Distribution	11,554	10,147	31,044	29,754

	28,001	28,266	79,530	82,096

Cost of revenues:
Pressure Control	10,457	12,629	31,795	35,197
Distribution	8,992	7,464	23,560	21,886

	19,449	20,093	55,355	57,083

Gross profit:
Pressure Control	5,990	5,490	16,691	17,145
Distribution	2,562	2,683	7,484	7,868

	8,552	8,173	24,175	25,013

Selling, general and administrative expenses:
Pressure Control	2,389	2,591	7,352	7,467
Distribution	1,952	2,110	5,890	6,325
Corporate	1,411	1,649	4,373	5,182

	5,752	6,350	17,615	18,974

Income (loss) from operations:
Pressure Control	3,601	2,899	9,339	9,678
Distribution	610	573	1,594	1,543
Corporate	(1,411)	(1,649)	(4,373)	(5,182)

	$2,800	$1,823	$6,560	$6,039

Three Months ended September 30, 2004 Compared with Three Months ended September 30, 2003

     Revenues. On a consolidated basis, revenues decreased $0.3 million, or 0.9%, in 2004 compared to 2003. This decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling activity and continued pricing pressure for substantially all our products and services. This decrease was partially offset by increased revenues from certain Pressure Control products and services resulting from an improved United States onshore rig count, and increased pipe and valve distribution sales.

     Revenues for the Pressure Control segment decreased $1.7 million, or 9.2%, in 2004 compared to 2003. The decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling rig activity and continued pricing pressure for substantially all of our products and services. This decrease was partially offset by increased revenues resulting from an improved United States onshore rig count.

     Revenues for the Distribution segment increased $1.4 million, or 13.9%, in 2004 compared to 2003 due to increased pipe and valve distribution sales.

     Cost of Revenues. On a consolidated basis, cost of revenues decreased $0.6 million, or 3.2%, in 2004 compared to 2003 as a result of the decrease in pressure control revenues described above. Gross profit as a percentage of revenues was 30.5% in 2004 compared to 28.9% in 2003. Gross profit margin was higher on a consolidated basis in 2004 due to cost reduction strategies, including lower self-insured medical costs, and slightly improved margins from our onshore products and services. This increase was partially offset by continued pricing pressure in both segments.

     Cost of revenues for the Pressure Control segment decreased $2.2 million, or 17.2%, in 2004 compared to 2003. The decrease is primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 36.4% in 2004 compared to 30.3% in 2003. Gross profit margin was higher in 2004 due to cost reduction strategies, including lower self-insured medical costs, and slightly improved margins from our onshore products and services. This was partially offset by continued pricing pressure.

     Cost of revenues for the Distribution segment increased $1.6 million, or 20.5%, in 2004 compared to 2003, primarily due to the increase in revenues in 2004. Gross profit as a percentage of revenues was 22.2% in 2004 compared to 26.4% in 2003. Gross profit margin was lower in 2004 due to continued pricing pressure and the volume and mix of pipe and valve sales.

     Operating expenses. On a consolidated basis, operating expenses decreased $0.6 million, or 9.4%, in 2004 compared to 2003. Operating expenses as a percentage of revenues was 20.5% in 2004 compared to 22.5% in 2003. This decrease was due to cost reduction strategies, including lower self-insured medical costs, lower general insurance costs and headcount reductions.

     Operating expenses for the Pressure Control segment decreased $0.2 million, or 7.8%, in 2004 compared to 2003. Operating expenses as a percentage of revenues were 14.5% in 2004 compared to 14.3% in 2003. The decrease was primarily a result of lower self-insured medical costs.

     Operating expenses for the Distribution segment decreased $0.2 million, or 7.5%, in 2004 compared to 2003. As a percentage of revenues, operating expenses decreased from 20.8% in 2003 to 16.9% in 2004, primarily because as revenues increased, operating expenses did not increase proportionally in addition to decreased costs due to cost reduction strategies such as lower self-insured medical costs.

     Operating expenses for Corporate operations decreased $0.2 million, or 14.4%, in 2004 compared to 2003. This was primarily attributable to cost reduction strategies and headcount reductions.

     Interest Income. Interest income primarily was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units in 2001.

     Income Taxes. Income tax expense for 2004 was $0.9 million as compared to $0.3 million in 2003. The effective tax rate was 41% in 2004 compared to 47% in 2003, resulting from the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided.

     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $1.3 million in 2004 compared with $0.4 million in 2003 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment, primarily certain assets of LSS — Lone Star — Houston Inc., Bolt Manufacturing Co., Inc. and WHIR Acquisition, Inc. The sale of these assets was consummated in February 2004. During the second quarter of 2004, we continued to focus more on our business strategy as it related to the Pressure Control segment and received inquiries for substantially all of the remaining assets within our Products segment, primarily Moores Machine Shop, TPS, and Moores Pump. Accordingly, we committed to formal plans to sell these remaining assets within our Products segment, along with certain assets within our Pressure Control segment, primarily CPL. The sales of the Moores Machine Shop and TPS assets were consummated during May and June 2004, respectively, and the assets of Moores Pump and CPL were sold during the third quarter of 2004. These assets constitute businesses and their results of operations were reported in discontinued operations in 2003 and 2004 in accordance with SFAS No. 144.

Nine Months ended September 30, 2004 Compared with Nine Months ended September 30, 2003

     Revenues. On a consolidated basis, revenues decreased $2.6 million, or 3.1%, in 2004 compared to 2003. Although United States drilling activity increased from period to period and oil and natural gas prices increased, the continued softness in the Gulf of Mexico rig count and increased pricing pressure in our Pressure Control segment were the major causes of the decline in our revenues. This decrease was partially offset by increased revenues from certain Pressure Control products and services resulting from an improved United States onshore rig count, and increased pipe and valve distribution sales.

     Revenues for the Pressure Control segment decreased $3.9 million, or 7.4%, in 2004 compared to 2003. The decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling rig activity and continued pricing pressure for substantially all of our products and services. This decrease was partially offset by increased revenues resulting from an improved United States onshore rig count.

     Revenues for the Distribution segment increased $1.3 million, or 4.3%, in 2004 compared to 2003 due to increased pipe and valve distribution sales.

     Cost of Revenues. On a consolidated basis, cost of revenues decreased $1.7 million, or 3.0%, in 2004 compared to 2003 as a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 30.4% in 2004 compared to 30.5% in 2003. Gross profit margin was slightly lower on a consolidated basis in 2004 because of continued pricing pressure, offset by cost reduction strategies, including lower self-insured medical costs.

     Cost of revenues for the Pressure Control segment decreased $3.4 million, or 9.7%, in 2004 compared to 2003. The decrease was primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 34.4% in 2004 compared to 32.8% in 2003. Gross profit margin was higher during 2004 due to cost reduction strategies, including lower self-insured medical costs and slightly improved margins from some of our products and services resulting from an improved United States onshore rig count. This was partially offset by continued pricing pressure.

     Cost of revenues for the Distribution segment increased $1.7 million, or 7.6%, in 2004 compared to 2003. Gross profit as a percentage of revenues was 24.1% in 2004 compared to 26.4% in 2003. Gross profit margin was lower in 2004 due to continued pricing pressure and the volume and mix of pipe and valve sales.

     Operating expenses. On a consolidated basis, operating expenses decreased $1.3 million, or 7.2%, in 2004 compared to 2003. Operating expenses as a percentage of revenues was 22.1% in 2004 compared to 23.1% in 2003. Operating expenses decreased due to cost reduction strategies, including lower self-insured medical costs and headcount reductions offset by expenses associated with the improvement of the Pressure Control segment’s engineering and technical sales support division.

     Operating expenses for the Pressure Control segment decreased $0.1 million, or 1.5%, in 2004 compared to 2003. Operating expenses as a percentage of revenues were 15.2% in 2004 compared to 14.3% in 2003. The decrease was primarily a result of lower self-insured medical costs, offset by the write-down of other intangible assets associated with the disposition of certain spray welding assets and additional expenses associated with the improvement of our engineering and technical sales support division.

     Operating expenses for the Distribution segment decreased $0.4 million, or 6.9%, in 2004 compared to 2003. As a percentage of revenues, operating expenses decreased from 21.3% in 2003 to 19.0% in 2004, primarily due to cost reduction strategies, including lower self-insured medical costs, offset partially by costs associated with the expansion of the Distribution segment.

     Operating expenses for Corporate operations decreased $0.8 million, or 15.6%, in 2004 compared to 2003. This was primarily attributable to cost reduction strategies and headcount reductions.

     Interest Income. Interest income was primarily generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units in 2001.

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

     Income Taxes. Income tax expense for 2004 was $1.9 million as compared to $0.8 million in 2003. The effective tax rate was 40% in 2004 compared to 43% in 2003, resulting from the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided.

     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $2.8 million in 2004 compared with $1.0 million in 2003 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment, primarily certain assets of LSS — Lone Star — Houston Inc., Bolt Manufacturing Co., Inc. and WHIR Acquisition, Inc. The sale of these assets was consummated in February 2004. During the second quarter of 2004, we continued to focus more on our business strategy as it related to the Pressure Control segment and received inquiries for substantially all of the remaining assets within our Products segment, primarily Moores Machine Shop, TPS, and Moores Pump. Accordingly, we committed to formal plans to sell these remaining assets within our Products segment, along with certain assets within our Pressure Control segment, primarily CPL. The sales of the Moores Machine Shop and TPS assets were consummated during May and June 2004, respectively, and the assets of Moores Pump and CPL were sold during the third quarter of 2004. During the second quarter of 2004, we recorded a loss of $2.9 million for the above dispositions. Included in this loss was a goodwill impairment charge of $0.3 million, a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets. These assets constitute businesses and their results of operations were reported in discontinued operations in 2003 and 2004 in accordance with SFAS No. 144.

Liquidity and Capital Resources

     At September 30, 2004, we had working capital of $29.3 million, current maturities of long-term debt of $0.04 million, long-term debt of $12.0 million and stockholders’ equity of $102.5 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to affiliates of First Reserve Corporation) and internally generated funds.

     Net Cash Provided by Operating Activities. For the nine months ended September 30, 2004, net cash provided by operating activities was $5.2 million compared to $5.1 million provided in the same period in 2003. Cash provided by operations increased slightly in 2004 as compared to 2003 because of decreased payments on accounts payable and increased collections of accounts receivable, offset by increases in certain inventories to take advantage of favorable pricing and expansion of the Distribution segment.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. Investing activities used cash of $0.9 million in the nine months ended September 30, 2004 compared to $1.0 million in the same period in 2003. For the nine months ended September 30, 2004 and 2003, we made capital expenditures of approximately $1.9 million and $1.0 million, respectively.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under credit facilities and sales of equity securities. Financing activities used net cash of $12.6 million in the nine months ended September 30, 2004 compared to $4.3 million used in the same period in 2003. During 2004, we made principal payments of $12.3 million on our long-term debt, exclusive of our revolving credit facility, compared to $4.1 million in 2003.

     Net Cash Provided by (Used In) Discontinued Operations. For the nine months ended September 30, 2004, net cash provided by discontinued operations was $10.2 million compared to $0.7 million used in the same period in 2003. Cash was provided by discontinued operations in 2004 primarily due to our receipt of $7.4 million in cash in February 2004, $1.0 million in cash in May 2004, $0.4 million in cash in June 2004 and $1.1 million in cash in July 2004 upon the sales of assets of these operations.

     Principal Debt Instruments. As of September 30, 2004, we had an aggregate of $12.1 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of September 30, 2004, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for our senior credit facility, our availability under our revolving credit facility was limited to $34.1 million.

     On September 30, 2004, we amended and restated our senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit that we can increase by up to $25 million (not to exceed a total commitment of $75 million) and matures September 30, 2007. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We have capitalized $0.4 million of deferred loan costs in connection with the amended and restated senior credit facility. We will use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, and to fund acquisitions. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. The senior credit facility is collateralized by substantially all of our assets.

     The amended and restated subordinated term loan increased our $12 million subordinated term loan with an additional advance of $3 million, which did not fund until October 2004. We have capitalized $0.3 million of deferred loan costs in connection with the amended and restated subordinated term loan. The subordinated term loan bears interest at a fixed rate of 10% per annum and matures on September 30, 2008. The subordinated term loan provides, among other restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. Also, we are not permitted to make principal payments on the subordinated term loan while the senior credit facility is outstanding. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

     Prior to the amended and restated senior credit facility, on December 17, 2001, we entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, we entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility included a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $25.0 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility’s term loan was payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility was governed by our trailing-twelve-month funded debt-to-EBITDA ratio and ranged from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. At September 30, 2004, the senior credit facility bore interest at prime plus 1.75%, with interest payable quarterly.

     The subordinated term loan bore interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance was due in full on December 17, 2005. The effective interest rate, including amortization of loan costs, was 10.66%.

     We believe that cash generated from operations and amounts available under our amended and restated senior credit facility and from other sources of debt will be sufficient to fund existing operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

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

     A summary of our outstanding contractual obligations and other commercial commitments at September 30, 2004 is as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$12,090	$43	$47	$12,000	$—
Operating leases	4,106	1,176	2,332	300	298

Total contractual obligations	$16,196	$1,219	$2,379	$12,300	$298

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

     The oilfield service industry in which we operate is highly competitive. Many of our competitors have greater financial and other resources than we do. Each of our operating units is subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include price, quality and customer service. Strong competition may result in a loss of market share and a decrease in revenue and profit margins. Our success will be affected by our ability to lower our cost structure. Our forward-looking statements in this regard assume we will be successful in reducing our cost structure and adapting to the changing environment.

Availability of a skilled workforce could affect our projected results.

     The workforce and labor supply in the oilfield service industry is aging and diminishing such that there is an increasing shortage of available skilled labor. Our forward-looking statements in this regard assume we will be able to maintain a skilled workforce.

Our long-term growth depends upon technological innovation and commercialization.

     Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, to obtain technologically advanced products through internal research and development and/or acquisitions, and to expand internationally. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our forward-looking statements in this regard have assumed successful commercialization of, and above-average growth from, these new products and services.

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill.

     During 2003 and the second quarter of 2004, we had goodwill impairments related to continuing and discontinued operations totaling $26.4 million and $0.3 million, respectively. As of September 30, 2004, we had approximately $68.1 million of goodwill after the aforementioned impairments. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in further impairment charges and therefore adversely affect our results.

A rise in insurance premiums could adversely impact our results and affect our ability to adequately insure for certain contingent liabilities.

     We maintain insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of our products. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. The terrorist attacks that occurred in the U.S., as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of insurance and more restrictive coverage may adversely impact our results of operations. In addition, we may not be able to maintain adequate insurance coverage at rates we believe are reasonable.

Uninsured or underinsured claims and litigation could adversely impact our results.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation we are currently subject to will result in any material uninsured or underinsured losses. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured or underinsured and beyond the amounts we currently have reserved or anticipate incurring.

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

Two of our directors may have conflicts of interest because they are also directors or officers of First Reserve Corporation. The resolution of these conflicts of interest may not be in our or our stockholders’ best interests.

     Two of our directors, Joseph R. Edwards and Ben A. Guill, are also current officers or employees of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as directors or officers of First Reserve Corporation may conflict with their duties as directors of the Company regarding business dealings between First Reserve Corporation and the Company and other matters. The resolution of these conflicts may not always be in our or our stockholders’ best interests.

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

     We are exposed to some market risk due to the floating interest rate under our amended and restated revolving credit facility and certain of our term debt. Our revolving credit facility has an interest rate that floats with prime or LIBOR. As of September 30, 2004, our revolving credit facility had no principal balance. Thus, a 1.0% increase in interest rates would not result in an increase in interest expense based on the existing principal balance.

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

PART II

Item 1. Legal Proceedings

     The Company is involved in various claims and litigation arising in the ordinary course of business. In December 2001, a lawsuit was filed against the Company in the 14th Judicial District Court of Calcasieu Parish, Louisiana as Aspect Energy LLC v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by United Wellhead Services, Inc., a wholly owned subsidiary of the Company, was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $5 million related to repairs and activities associated with the product failure and have also claimed unspecified damages with respect to certain expenses, loss of production and damage to the reservoir. The Company has tendered the defense of this claim under its comprehensive general liability insurance policy and its umbrella policy. The Company does not believe that the outcome of such legal actions involving the Company will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November 2004.

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