Form 10-K
period 2004-12-31
T-3 ENERGY SERVICES INC
filed 2005-03-30
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (713) 996-4110

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.001 per share
Class B Warrant
Class C Warrant
Class D Warrant

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

     The aggregate market value of common stock held by non-affiliates was $9,008,681 at June 30, 2004. As of March 30, 2005, there were 10,581,986 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant’s proxy statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with respect to the 2005 annual meeting of stockholders, is incorporated by reference into Part III of this report on Form 10-K.

FORM 10-K

     Unless otherwise indicated, all references to “we,” “us,” “our,” “our company” or “T-3” include T-3 Energy Services, Inc. and all of its subsidiaries.

PART I

Item 1. Business

General

     We manufacture, remanufacture and distribute oilfield products and services to the upstream and downstream oil and gas industry primarily in the Gulf Coast region. In addition, we expanded into the Canadian market through the acquisition of the Oilco Group of Canada (“Oilco”) during the fourth quarter of 2004. Our customers include companies engaged in exploration, production, completion, transportation and processing of oil and gas, and drilling and well servicing contractors. We have historically operated in three segments; however, during the second quarter of 2004, the Company sold substantially all of the remaining assets of its Products segment, other than certain assets used in the Company’s custom coatings business. Accordingly, the Products segment’s results of operations for 2004, 2003 and 2002 have been reported as discontinued operations. Due to the sale of substantially all of the assets of the Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control segment, the Company realigned its operating segments during June 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. All historical segment results reflect the new operating structure.

     We were formerly a Texas corporation named Industrial Holdings, Inc. (“IHI”). On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation incorporated in October 1999 (“former T-3”), merged into IHI, with IHI surviving the merger. Immediately following the merger, the combined company was reincorporated in Delaware under the name “T-3 Energy Services, Inc.” and implemented a one-for-ten reverse stock split of its common stock.

     The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3’s net assets at their historical book values and reflect IHI’s net assets at their estimated fair market values, with the fair market value of the purchase consideration in excess of the fair market value of IHI’s identifiable net assets treated as goodwill.

     The Company’s principal executive offices are located at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040, and its telephone number is (713) 996-4110.

Recent Developments

     In mid-year 2003, we hired a new management team that undertook an in-depth evaluation of our businesses and products with the purpose of maximizing stockholder value and positioning T-3 for future growth. In the fourth quarter of 2003, management completed its evaluation and developed a new strategy and operating plan.

     As part of the strategy, we committed to a formal plan to sell certain non-core assets within our Products segment. Accordingly, these assets were reported as discontinued operations and we recorded a loss of $11.3 million, net of tax, at December 31, 2003 based upon a pending sales contract. The sale of these assets was consummated in February 2004 for an aggregate purchase price of approximately $7.4 million, subject to post-closing adjustments. In connection with the disposition, we reevaluated our expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would still generate revenues and earnings and contribute positively to T-3’s consolidated results of operations and cash flows but at a much reduced level. This determination was based on the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component revenues. In addition, we expected lower revenues from the electrical motor and generator repair and storage business. As a result, we recorded an impairment charge of $16.2 million on goodwill attributable to our Products segment at December 31, 2003.

     During the second quarter of 2004, we again reevaluated our expectations for the earnings, growth and contribution of the Products segment. As part of this reevaluation, the decision was made to sell substantially all of the remaining assets within our Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within our Pressure Control segment. Accordingly, these assets were reported as discontinued operations and we recorded a goodwill impairment charge of $0.3 million, a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets during the second quarter. A portion of these remaining Products segment assets were sold during May and June 2004 for $1.0 million and $0.4 million, respectively. The remaining assets of the Products segment and certain assets of the Pressure Control segment were sold during the third quarter of 2004 for $0.6 million and $0.5 million, respectively.

     On September 30, 2004, we entered into loan agreements to refinance our senior and subordinated credit facilities with our existing lenders. The proceeds from these credit facilities will be used to refinance debt, to finance acquisitions and for general corporate and working capital purposes.

     During the fourth quarter of 2004, we completed the purchase of Oilco for approximately $10.4 million. Oilco manufactures accumulators, remanufactures blowout preventors, performs field services on both accumulators and blowout preventors and manufactures rubber goods used in the well control industry.

Business Strategy

     Our business strategy is to maximize stockholder value by building a diversified oilfield services company founded on products and services that enhance our customers’ operations. We have adopted the strategies described below:

•	integrate our existing operations through appropriate financial controls and personnel, management information systems and facilities consolidations;

•	focus on excellence in engineering and designing of our own brand of products for our customers;

•	enter niche markets for products and services that allow us an opportunity to perform more effectively and efficiently than major energy services companies;

•	acquire products and services that complement each other and our existing products and services in the manufacturing, aftermarket and service arenas;

•	expand higher margin aftermarket services by promoting rapid response to customer needs;

•	expand into international markets through agency agreements or acquisitions;

•	complete strategic add-on Pressure Control acquisitions both domestically and internationally;

•	continue to maintain our focus on the Gulf of Mexico and high pressure gas markets;

•	emphasize inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases;

•	take advantage of our volume purchasing power; and

•	internally grow the Distribution segment.

     Currently, we have 19 locations throughout the Gulf Coast region and in other select oil and gas regions in Texas, Louisiana and Canada.

Operations

     Products and Services

     Pressure Control. Through our Pressure Control segment, we manufacture, remanufacture and repair high pressure, severe service products including valves, chokes, actuators, blow out preventors, manifolds and wellhead equipment; manufacture accumulators and rubber goods; and apply custom coatings to customers’ products used primarily in the oil and gas industry. Pressure Control products and services are sold primarily in the Gulf Coast region and Canada to major and independent oil and gas companies engaged in exploration, production, completion and transportation of oil and gas, and to drilling and well servicing contractors. Valves, chokes, actuators and other pressure control products are used to start, stop and monitor the flow of liquids and gases and to protect equipment and personnel from excessive or sudden changes in pressure. Drilling machinery, including drawworks, mud pumps, rotary tables, blowout preventors and pipe handling equipment, are major mechanical and pressure control components of drilling and well servicing rigs. These components are essential to the pumping of fluids, the hoisting, supporting and rotating of the drill string and the controlling of sudden changes in well pressure that may cause the well to ignite. Accumulators are used to operate the blowout preventors on the drilling and well servicing rigs. Custom coating value added services are used by some of our customers, often in conjunction with the other products and services we provide.

     Distribution. Our Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. Our distribution activities are carried out through our network of 6 primary distribution centers along the Louisiana and Texas Gulf Coast. The products stocked at each location vary depending upon local customer needs.

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

     The Distribution segment’s customers are primarily companies in the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards.

     No single customer within any of our segments accounted for greater than 10% of total revenues within such segment during 2004.

     Marketing

     We market our products primarily through a direct sales force of 62 persons. We believe that our proximity to customers is a key to maintaining and increasing revenues. A majority of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on a contract basis, depending on the circumstances. International sales are typically made with agent or representative arrangements, and significant sales are secured by letters of credit.

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

     Although we believe we currently maintain insurance coverage adequate for the risks involved, there is a risk our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. Changes in coverage, insurance markets and our industry may result in increases in our cost and higher deductibles and retentions.

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

Backlog

     Our backlog is shown in the table below:

	December 31,
	2004	2003
	(in thousands)
Pressure Control	$8,774	$8,273
Distribution	2,341	762

Total	$11,115	$9,035

     The above backlog information consisted of written orders or commitments believed to be firm contracts for products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. Management believes that substantially all of the orders and commitments included in backlog at December 31, 2004 will be completed within the next 12 months.

Environmental Regulations

     We are subject to various laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at our facilities or at third-party facilities at which we have arranged for the disposal or treatment of hazardous materials and/or wastes.

     Our environmental remediation and compliance costs have not been material during any of the periods presented. We have been identified as a potentially responsible party (PRP) with respect to one site designated for cleanup under CERCLA and similar state laws. Our involvement at this site is believed to have been minimal. Because it is early in the process, no determination of our actual liability can be made at this time. As such, we have not currently accrued for any future remediation costs related to this site. Based upon our involvement with this site, we do not expect that our share of remediation costs will have a material impact on our financial position, results of operations or cash flows.

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

Employees

     As of December 31, 2004, we had a total of 511 employees, 163 of whom were salaried and 348 of whom were paid on an hourly basis. The entire work force is employed within the United States and Canada. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

Forward-Looking Information

     Certain information in this Annual Report on Form 10-K, including the information we incorporate by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “expects,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “budgets,” “predicts,” “estimates” and similar expressions.

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

     Our ability to deliver our growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, and to obtain technologically advanced products through internal research and development and/or acquisitions. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our forward-looking statements have assumed successful commercialization of, and growth from, these new products and services.

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill.

     We had goodwill impairments related to continuing and discontinued operations in 2003 and 2004 totaling $26.4 million and $0.3 million, respectively. As of December 31, 2004, we had approximately $73.2 million of goodwill after taking into account the impairment charges. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in further impairment charges and therefore adversely affect our results.

A rise in insurance premiums could adversely impact our results and affect our ability to adequately insure for certain contingent liabilities.

     We maintain insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of our products. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. The terrorist attacks that occurred in the U.S. in 2001, as well as other factors, have generally increased the cost of insurance for companies, including ours. Significant increases in the cost of insurance and more restrictive coverage may adversely impact our results of operations. In addition, we may not be able to maintain adequate insurance coverage at rates we believe are reasonable.

Uninsured or underinsured claims or litigation could adversely impact our results.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing litigation, we do not believe any of the litigation we are currently subject to will result in any material uninsured or underinsured losses. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured or underinsured and beyond the amounts we currently have reserved or anticipate incurring.

Our operations are subject to regulation by governmental authorities that may limit our ability to operate our business.

     Our business is affected by governmental regulations relating to our industry segments in general, as well as environmental and safety regulations that have specific application to our business. While we are not aware of any proposed or pending legislation, future legislation may have an adverse effect on our business, financial condition, results of operations or prospects.

     We are subject to various environmental laws, including those governing air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. We have in the past and will likely in the future incur expenditures to ensure compliance with environmental laws. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. Moreover, certain of our facilities have been in operation for many years and, over that time, we and other predecessor operators have generated and disposed of wastes that are or may be considered hazardous. Accordingly, although we have undertaken considerable efforts to comply with applicable laws, it is possible that environmental requirements or facts not currently known to us will require unanticipated efforts and expenditures that cannot be currently quantified.

Two of our directors may have conflicts of interest because they are also officers or employees of First Reserve Corporation. The resolution of these conflicts of interest may not be in our or our stockholders’ best interests.

     Two of our directors, Joseph R. Edwards and Ben A. Guill, are also officers or employees of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, L.P., our majority stockholder. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners. Their duties as officers or employees of First Reserve Corporation may conflict with their duties as directors of our company regarding business dealings between First Reserve Corporation and us and other matters. The resolution of these conflicts may not always be in our or our stockholders’ best interests.

We will renounce any interest in specified business opportunities, and First Reserve Fund VIII and its director designees on our board of directors generally have no obligation to offer us those opportunities.

     First Reserve Fund VIII has investments in other oilfield service companies that compete with us, and First Reserve Corporation and its affiliates, other than T-3, may invest in other such companies in the future. We refer to First Reserve Corporation, its other affiliates and its portfolio companies as the First Reserve group. Our certificate of incorporation provides that, so long as First Reserve Corporation and its affiliates continue to own at least 20% of our common stock, we renounce any interest in specified business opportunities. Our certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the First Reserve group, including any individual who also serves as First Reserve Fund VIII’s director designee of our company:

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

Item 2. Properties

     We operate 19 facilities, 17 of which are located in the Gulf Coast region and 2 of which are located in Canada, which range in size from 3,000 square feet to approximately 146,000 square feet of manufacturing, distribution and related space, or an aggregate of approximately 383,000 square feet, including corporate headquarters. Of this total, 258,000 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2011. We believe our facilities are suitable for their present and intended purposes and are adequate for our current level of operations.

     We maintain our principal executive offices at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040. This property consists of conventional office space and is, in our opinion, adequate to meet our needs for the foreseeable future.

     The following chart lists our facilities by segment:

Segment	Number of Facilities	Square Footage
Pressure Control	12	310,200
Distribution	6	65,600
Corporate	1	7,200

Item 3. Legal Proceedings

     We are involved in various claims and litigation arising in the ordinary course of business. In December 2001, a lawsuit was filed against the Company in the 14th Judicial District Court of Calcasieu Parish, Louisiana as Aspect Energy LLC v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by United Wellhead Services, Inc., a wholly owned subsidiary of the Company, was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $5 million related to repairs and activities associated with the product failure and have also claimed unspecified damages with respect to certain expenses, loss of production and damage to the reservoir. We have tendered the defense of this claim under our comprehensive general liability insurance policy and our umbrella policy. We do not believe that the outcome of such legal actions involving the Company will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders in the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock trades on The Nasdaq National Market under the symbol “TTES.” The following table sets forth the high and low closing sales prices of our common stock:

	Price Range
	High	Low
2003
First Quarter	$7.45	$6.22
Second Quarter	$7.20	$5.75
Third Quarter	$6.80	$5.64
Fourth Quarter	$6.30	$4.95
2004
First Quarter	$7.33	$5.75
Second Quarter	$6.95	$5.94
Third Quarter	$6.29	$5.52
Fourth Quarter	$7.16	$5.77

     On March 21, 2005, there were approximately 139 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks.

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

     The following selected consolidated financial data for each of the five years in the period ended December 31, 2004 has been derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

T-3

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except for per share amounts)
Operating Data:
Revenues	$110,293	$110,583	$102,345	$73,998	$23,396

Income from operations (1)	8,901	7,125	9,722	8,822	3,774

Income (loss) from continuing operations (1),(2),(3),(4)	4,325	(1,063)	4,427	1,618	438

Income (loss) from discontinued operations, net of tax (5)	(2,806)	(27,216)	143	304	(103)

Net income (loss)	$1,519	$(28,279)	$4,570	$1,922	$335

Basic earnings (loss) per common share:
Continuing operations	$0.41	$(0.10)	$0.43	$0.71	$0.34
Discontinued operations	(0.27)	(2.57)	0.01	0.14	(0.08)

Net income (loss) per common share	$0.14	$(2.67)	$0.44	$0.85	$0.26

Diluted earnings (loss) per common share: (6)
Continuing operations	$0.41	$(0.10)	$0.43	$0.68	$0.34
Discontinued operations	(0.27)	(2.57)	0.01	0.08	(0.08)

Net income (loss) per common share	$0.14	$(2.67)	$0.44	$0.76	$0.26

Weighted average common shares outstanding:
Basic	10,582	10,582	10,346	2,271	1,302
Diluted (6)	10,585	10,582	10,347	3,715	1,302

			December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	142,341	145,537	186,599	199,728	66,819
Long-term debt, less current maturities	18,824	14,263	26,441	43,897	36,083

(1)	In 2003, we recorded a $1.0 million charge to continuing operations for the impairment of goodwill related to the Company’s custom coatings business.

(2)	In 2003, we wrote-off a $3.5 million note receivable from Beaird Industries, Inc., an entity controlled by former directors Don Carlin and Robert Cone.

(3)	In 2003, we recorded a $0.3 million charge to other expense for repairs to a leased facility damaged by flooding.

(4)	In 2001, we recorded a charge of $0.8 million related to the write-off of unamortized deferred loan costs.

(5)	In 2003 and 2004, we committed to dispose of substantially all of the assets within our Products segment, except for certain assets related to our custom coatings business, along with certain assets within our Pressure Control segment. This resulted in $25.4 million and $0.5 million goodwill and other intangibles impairment charges in 2003 and 2004, respectively, and $2.3 million and $2.4 million long-lived asset impairment charges in 2003 and 2004, respectively. Accordingly, the results of operations attributable to those assets are reported as discontinued operations.

(6)	For 2004, 2003, 2002, 2001 and 2000, there were 451,945, 577,979, 480,575, 282,829 and 120,588 options, respectively, and 517,862, 517,862, 3,489,079, 3,489,079 and 0 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In 2000, there were 185,180 weighted average shares of common stock related to our convertible subordinated debt that were not included because to do so would have been anti-dilutive.

Selected Historical Financial Data of Cor-Val, Inc.

     The following selected unaudited historical financial data for the eleven months ended February 29, 2000 has been derived from the audited consolidated financial statements for the eleven months ended February 29, 2000. Cor-Val has been identified as a predecessor to T-3 for financial reporting purposes.

Cor-Val, Inc.

Eleven Months
Ended
February 29,
2000 (1)
(in thousands)
Operating Data:
Sales	$10,842
Income from operations	1,616
Net income	$1,618

(1)	In July 1999, Cor-Val purchased all of the equity securities of Cor-Val Services, Inc. in exchange for common stock.

Selected Historical Financial Data of Preferred Industries, Inc.

     The following selected unaudited historical financial for the four months ended April 30, 2000 has been derived from the audited financial statements of Preferred Industries for the four months ended April 30, 2000. Preferred Industries has been identified as a predecessor to T-3 for financial reporting purposes.

Preferred Industries, Inc.

Four Months Ended
April 30, 2000
(in thousands)
Operating Data:
Sales	$3,808
Income from operations	641
Net income	$352

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     On December 17, 2001, T-3 Energy Services, Inc., a private Delaware corporation (“former T-3”), merged into IHI, a Texas corporation, with IHI surviving the merger. In connection with the merger, the combined company was reincorporated in Delaware under the name “T-3 Energy Services, Inc.” and implemented a one-for-ten reverse stock split of its common stock.

     The merger was treated for accounting purposes as a purchase of IHI by former T-3 (a reverse acquisition) in a purchase business transaction. The purchase method of accounting requires that we carry forward former T-3’s net assets at their historical book values and reflect IHI’s net assets at their estimated fair market values, with the fair market value of the purchase consideration in excess of the fair market value of IHI’s identifiable net assets treated as goodwill. The historical financial data presented in this Annual Report on Form 10-K includes the historical financial condition and operating results of T-3 prior to its merger with IHI. For the year 2001, the historical financial data also includes the two weeks of operations of the combined company from December 17, 2001 to December 31, 2001.

     As part of the merger with IHI, we acquired a non-energy subsidiary. Because the subsidiary’s operations were outside our strategic focus, at the time of the merger, we identified this operation as one to be sold. The sale was completed in July 2002.

     On December 18, 2001, our shares of common stock began trading on The Nasdaq National Market under the new symbol “TTES.” Immediately after the merger, First Reserve Fund VIII, L.P. (“First Reserve”) owned approximately 77% of our common shares, and collectively all of the former T-3 stockholders (including First Reserve) owned approximately 79% of our common shares, with the remaining 21% of our common shares being held by the stockholders of IHI immediately prior to the merger.

     Before the closing and as part of the merger, (1) IHI divested of substantially all of its non-energy-related subsidiaries, (2) SJMB, L.P. converted $3.6 million of its IHI debt into shares of IHI common stock, (3) First Reserve converted $25.3 million of its former T-3 debt into shares of former T-3 common stock, and (4) First Reserve purchased an additional $46.8 million in shares of former T-3 common stock. In addition, the combined company completed a refinancing of its senior debt simultaneously with the closing of the merger. Under the terms of the merger, all but two of IHI’s then existing directors and all of its officers resigned their positions with the combined company, and the management of former T-3 and six of former T-3’s director designees assumed the management and director duties for the combined company.

     In mid-year 2003, we hired a new management team that undertook an in-depth evaluation of our businesses and products with the purpose of maximizing stockholder value and positioning T-3 for future growth.

     During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. The assets sold comprised substantially all of the assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing), (collectively, “the Fastener Businesses”). The Fastener Businesses primarily manufactured and distributed a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries as well as the military.

     Pursuant to the asset sale agreement, the buyer purchased all of the assets of the Fastener Businesses for a purchase price of $7.4 million, subject to a working capital adjustment after closing. We received $7.4 million in cash on February 23, 2004, which was immediately used to pay down our Wells Fargo term loan. In addition, we received two promissory notes in the amount of $0.2 million and $0.1 million, respectively. We did not record these two notes as their ultimate collection is contingent upon the occurrence of certain specified events which management believes are not probable of occurring.

     At December 31, 2003, the assets held for sale constituted a business and thus were classified as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a loss of $11.3 million, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10.2 million and a long-lived asset impairment of $2.3 million.

     In the fourth quarter of 2003, our management completed its evaluation of each of our business segment’s product lines and service revenues for expected future performance and developed a new strategy and operating plan. Management based its expectations for T-3’s future performance on then current market conditions and on each of the business segment’s potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets.

     We reevaluated our expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would continue to contribute positively to T-3’s consolidated results of operations and cash flows but at a much reduced level. This determination took into account the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component sales. In addition, we expected lower revenues from the electrical motor and generator repair and storage business. As a result, we recorded an impairment charge of $16.2 million, of which $1.0 million is attributable to the Company’s custom coatings business, during the fourth quarter of 2003 on goodwill attributable to our Products segment.

     During the second quarter of 2004, we again reevaluated our expectations for the earnings, growth and contribution of the Products segment. As part of this reevaluation, we decided to sell substantially all of the remaining assets within our Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within our Pressure Control segment. A portion of the remaining Products segment assets were sold during May and June 2004 for $1.0 million and $0.4 million, respectively. The assets sold comprised substantially all of the assets of one of the two operating divisions of Moores Pump & Services, Inc., known as “Moores Machine Shop” and TPS Total Power Systems, Inc. (“TPS”). Moores Machine Shop primarily is engaged in the manufacture and production of downhole and completion products and equipment. TPS distributes new electric motors; provides complete rewinding, repair and rebuilding for used AC/DC electric motors and generators; and repairs and manufactures used flood pumps and waste disposal pumps for governmental entities in Louisiana and Texas. The remaining assets of Moores Pump & Services, Inc. (“Moores Pump”) and Control Products of Louisiana, Inc. (“CPL”) were sold during the third quarter of 2004 for $0.6 million and $0.5 million, respectively. Moores Pump is a pump distribution and remanufacturing business. CPL primarily repairs and manufactures control valves and related equipment. Accordingly, the results of operations of Moores Machine Shop, TPS, Moores Pump and CPL have been reported as discontinued operations.

     At June 30, 2004, Pressure Control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million during the second quarter of 2004, related to the assets being sold within our Pressure Control segment. In addition to the goodwill impairment charge, we recorded a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets related to the Products and Pressure Control dispositions during the second quarter of 2004.

     During the second quarter of 2004, we also sold certain assets of the spray weld division of O&M Equipment, L.P. for cash of $0.3 million. These assets did not constitute a business; however, they did qualify as assets held for sale. Accordingly, they are presented as such on the December 31, 2003 consolidated balance sheet. The disposition of these assets resulted in a loss on sale of $50,000, which included a $150,000 write-down of other intangible assets. The results of operations are classified in income from continuing operations for the periods presented.

     On September 30, 2004, we entered into loan agreements to refinance our senior and subordinated credit facilities with our existing lenders. The proceeds from these credit facilities will be used to refinance debt, to finance acquisitions and for general corporate and working capital purposes.

     During October of 2004, we completed the purchase of Oilco for approximately $10.4 million. Oilco manufactures accumulators, remanufactures blowout preventors, performs field services on both accumulators and blowout preventors and manufactures rubber goods used in the oilwell control industry.

Historical Trends and Outlook

     The following table sets forth certain statistics that are reflective of recent historical market conditions:

	WTI	Henry Hub	United States	Gulf of Mexico	Canada
Year Ended:	Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)	Rig Count (3)
December 31, 2002	$26.02	$3.28	831	109	266
December 31, 2003	$31.12	$5.50	1,032	104	372
December 31, 2004	$41.51	$6.17	1,190	93	369

(1)	Source: Average price per barrel for the year calculated by T-3 using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2)	Source: Average price per MM/BTU for the year calculated by T-3 using daily data published on www.oilnergy.com.

(3)	Source: Average United States, Gulf of Mexico and Canada Rig Counts for the year calculated by T-3 using weekly data published by Baker Hughes Incorporated.

     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions, where our products and services are primarily sold, and to a lesser degree, Canada. The level of exploration and production, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling. The United States drilling rig count increased steadily throughout 2003 and 2004. However, the average Gulf of Mexico rig count remained at relatively low levels throughout 2003 before a further decline during 2004, and the Canadian rig count increased throughout 2003 but remained relatively flat during 2004.

     Our revenue growth will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The extent and timing of any recovery in the Gulf of Mexico market and gains in market share outside the Gulf of Mexico are not predictable. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that activity levels will increase during 2005.

Results of Operations

     The following table sets forth certain operating statement data for each of our segments for each of the years presented (in thousands). Reclassifications have been made for discontinued operations to previously reported amounts to make them consistent with current presentation format:

	For the Years Ended December 31,
	2004	2003	2002
Revenues:
Pressure Control	$67,428	$71,462	$65,097
Distribution	42,865	39,121	37,248

	110,293	110,583	102,345

Cost of revenues:
Pressure Control	45,115	48,620	41,760
Distribution	32,372	28,672	26,850

	77,487	77,292	68,610

Gross profit:
Pressure Control	22,313	22,842	23,337
Distribution	10,493	10,449	10,398

	32,806	33,291	33,735

Operating expenses:
Pressure Control	10,488	11,214	10,077
Distribution	8,017	8,546	8,278
Corporate	5,400	6,406	5,658

	23,905	26,166	24,013

Income (loss) from operations:
Pressure Control	11,825	11,628	13,260
Distribution	2,476	1,903	2,120
Corporate	(5,400)	(6,406)	(5,658)

	$8,901	$7,125	$9,722

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

     Revenues. On a consolidated basis, revenues decreased $0.3 million, or 0.3%, in 2004 compared to 2003. Although United States drilling activity increased from year to year and oil and natural gas prices increased, revenues declined primarily as a result of the continued softness in the Gulf of Mexico rig count and increased pricing pressure in our Pressure Control segment. This decrease was offset by increased revenues from certain Pressure Control products and services resulting from an improved United States onshore rig count, the purchase of Oilco, and increased pipe and valve distribution sales.

     Revenues for the Pressure Control segment decreased $4.0 million, or 6%, in 2004 compared to 2003. The decrease was primarily attributable to the continued softness in the Gulf of Mexico drilling rig count and continued pricing pressure for substantially all of our products and services. This decrease was partially offset by increased revenues resulting from an improved United States onshore rig count and the purchase of Oilco during the fourth quarter of 2004.

     Revenues for the Distribution segment increased $3.7 million, or 10%, in 2004 compared to 2003 due to increased pipe and valve distribution sales.

     Cost of Revenues. On a consolidated basis, cost of revenues increased $0.2 million, or 0.3%, in 2004 compared to 2003. Gross profit as a percentage of revenues was 30% in 2004, the same as in 2003.

     Cost of revenues for the Pressure Control segment decreased $3.5 million, or 7%, in 2004 compared to 2003. The decrease is primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 33% in 2004 compared to 32% in 2003. Gross profit margin was higher during 2004 due to cost reduction strategies, including lower self-insured medical costs and slightly improved margins from some of our products and services resulting from an improved United States onshore rig count. This was partially offset by continued pricing pressure.

     Cost of revenues for the Distribution segment increased $3.7 million, or 13%, in 2004 compared to 2003, primarily due to the increase in revenues in 2004. Gross profit as a percentage of revenues was 24% in 2004 compared to 27% in 2003. Gross profit margin was lower in 2004 due to continued pricing pressure and the volume and mix of pipe and valve sales.

     Operating Expenses. On a consolidated basis, operating expenses decreased $2.3 million, or 9%, in 2004 compared to 2003. As a percentage of revenues, operating expenses were 22% in 2004 compared to 24% in 2003. Operating expenses decreased primarily due to cost reduction strategies, including lower self-insured medical costs and personnel reductions, and a goodwill impairment charge during 2003. This decrease was partially offset by expenses associated with the improvement of the Pressure Control segment’s engineering and technical sales support division, the purchase of Oilco during 2004, and the expansion of the Distribution segment.

     Operating expenses for the Pressure Control segment decreased $0.8 million, or 7%, in 2004 compared to 2003. As a percentage of revenues, operating expenses decreased from 16% in 2003 to 15% in 2004. The decrease was primarily the result of lower self-insured medical costs during 2004 and a goodwill impairment of $1.0 million during 2003. This decrease in 2004 was partially offset by the write-off of $0.2 million relating to other intangible assets associated with the disposition of certain spray welding assets, additional expenses associated with the improvement of our engineering and technical sales support division, and the purchase of Oilco during 2004.

     Operating expenses for the Distribution segment decreased $0.5 million, or 6%, in 2004 compared to 2003. As a percentage of revenues, operating expenses decreased from 22% in 2003 to 19% in 2004. This decrease is primarily due to cost reduction strategies, including lower self-insured medical costs, offset partially by costs associated with the expansion of the Distribution segment.

     Operating expenses for the Corporate operations decreased $1.0 million, or 16%, in 2004 compared to 2003. This was primarily attributable to cost reduction strategies and personnel reductions, offset partially by increased external reporting costs and consulting fees.

     Interest Expense. On a consolidated basis, interest expense decreased to $2.5 million in 2004 from $3.1 million in 2003, primarily as a result of lower debt levels and interest rates during 2004.

     Interest Income. Interest income was primarily generated from seller notes receivable that arose in conjunction with the sale by IHI of several business units prior to the merger with T-3.

     Write-off of Acquired Note Receivable. In 2003, we wrote-off a $3.5 million note receivable that was acquired in conjunction with the disposal by IHI of Beaird Industries, Inc. prior to the completion of IHI’s merger with T-3. During 2003, we were informed by the payor of the note of its inability to make payments and that its ongoing refinancing efforts to date had been unsuccessful.

     Other (Income) Expense, net. Other (Income) Expense, net consists primarily of losses on sales of fixed assets during 2004. The decrease of $0.2 million from 2003 is primarily due to a $0.3 million charge recorded during 2003 related to a casualty loss at one of our operating facilities in August 2003.

     Income Taxes. Income tax expense for 2004 was $2.1 million as compared to $1.5 million in 2003. In 2004, the effective tax rate was 33% and was increased by the effect of non-deductible expenses, offset by a decrease in the valuation allowance on deferred tax assets, and state income taxes, net of the federal benefit provided. The effective tax rate was 361% in 2003 primarily due to the write-off of non-deductible goodwill and the effect of non-deductible expenses.

     Income (loss) from continuing operations. On a consolidated basis, income from continuing operations was $4.3 million in 2004 compared with a loss from continuing operations of $1.1 million in 2003 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a loss of $11.3 million, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10.2 million and a long-lived asset impairment of $2.3 million. Also during the fourth quarter of 2003, we reevaluated our expectations for the earnings, growth and contribution of the remaining assets within our Products segment. This resulted in an additional goodwill impairment charge of $15.2 million in 2003. We committed to formal plans to sell these remaining assets within our Products segment, along with certain assets within our Pressure Control segment, during the second quarter of 2004 and recorded a loss of $2.9 million. Included in this loss was a goodwill impairment charge of $0.3 million, a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets. All of the above asset sales constitute businesses and thus their results of operations have been reported in discontinued operations for the periods presented.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     Revenues. On a consolidated basis, revenues increased $8.2 million, or 8%, in 2003 compared to 2002. This increase was attributable to an improved United States onshore rig count, increased market penetration for our pressure control products and services, and increased revenues in the Distribution segment resulting from several large customer projects.

     Revenues for the Pressure Control segment increased $6.3 million, or 10%, in 2003 compared to 2002. The increase in revenues was primarily attributable to the increased United States onshore rig count and a slight increase in market share for our pressure control products and services.

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

     Cost of Revenues. On a consolidated basis, cost of revenues increased $8.7 million, or 13%, in 2003 compared to 2002. Gross profit as a percentage of revenues was 30% in 2003 compared to 33% in 2002. Gross profit margin was lower on a consolidated basis in 2003 compared to 2002 because of continued pricing pressure for our products and services and increased insurance and self-insured medical costs.

     Cost of revenues for the Pressure Control segment increased $6.9 million, or 16%, in 2003 compared to 2002. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 32% in 2003 compared to 36% in 2002. The decrease in gross profit margin was due to pricing pressure for our products and services, increased insurance and self-insured medical costs, a shift in product mix to lower margin items and the temporarily higher than normal manufacturing costs of one of our new manufactured pressure control products.

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

     Operating Expenses. On a consolidated basis, operating expenses increased $2.1 million, or 9%, in 2003 compared to 2002. As a percentage of revenues, operating expenses were 24% in 2003 compared to 23% in 2002. The increase was primarily attributable to the increased revenues, a goodwill impairment charge, and costs associated with relocation and compensation expenses for new management and the recognition of severance payments to former management.

     Operating expenses for the Pressure Control segment increased $1.1 million, or 11%, in 2003 compared to 2002 primarily due to a goodwill impairment charge of $1.0 million related to the Company’s custom coatings business.

     Operating expenses for the Distribution segment increased $0.3 million, or 3%, in 2003 compared to 2002. As a percentage of revenues, operating expenses remained at 22% in both 2003 and 2002.

     Operating expenses for Corporate operations increased $0.7 million, or 13%, in 2003 compared to 2002. This was primarily attributable to an increase in costs associated with relocation and compensation expenses for new management, the recognition of severance payments to former management, the integration of the former IHI operating units into T-3, and professional fees.

     Interest Expense. On a consolidated basis, interest expense remained at $3.1 million in both 2003 and 2002.

     Interest Income. Interest income was generated from seller notes receivable that arose in conjunction with the sale by IHI of several business units prior to the merger with T-3. Interest income decreased in 2003 due to the write-off of the note receivable from Beaird Industries, Inc.

     Write-off of Acquired Note Receivable. In 2003, we wrote-off a $3.5 million note receivable that was acquired in conjunction with the disposal by IHI of Beaird Industries, Inc. prior to the completion of IHI’s merger with T-3. During 2003, we were informed by the payor of the note of its inability to make payments and that its ongoing refinancing efforts to date had been unsuccessful. Prior to 2003, we had received interest payments in accordance with the specified terms of the note.

     Other (Income) Expense, net. Other (Income) Expense, net consists primarily of a $0.3 million charge related to a casualty loss at one of our operating facilities in August 2003.

     Income Taxes. Income tax expense for 2003 was $1.5 million as compared to $2.9 million in 2002. Income tax expense in 2003 is attributable to the write-off of non-deductible goodwill and other non-deductible expenses. In 2002, the effective tax rate was 40%, which was caused by the effect of non-deductible expenses and state income taxes, net of the Federal benefit provided.

     Income (loss) from continuing operations. On a consolidated basis, loss from continuing operations was $1.1 million in 2003 compared with income from continuing operations of $4.4 million in 2002 as a result of the foregoing factors.

     Discontinued operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. The sale of these assets was consummated in February 2004. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a loss of $11.3 million, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10.2 million and a long-lived asset impairment of $2.3 million. Also during the fourth quarter of 2003, we reevaluated our expectations for the earnings, growth and contribution of the remaining assets within our Products segment. This resulted in an additional goodwill impairment charge of $15.2 million. We committed to formal plans to sell these remaining assets within our Products segment, along with certain assets within our Pressure Control segment, during the second quarter of 2004. All of the above asset sales constitute businesses and thus their results of operations have been reported in discontinued operations for the periods presented.

Liquidity and Capital Resources

     At December 31, 2004, we had working capital of $27.2 million, current maturities of long-term debt of $0.1 million, long-term debt of $18.8 million and stockholders’ equity of $104.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to affiliates of First Reserve Corporation) and internally generated funds.

     Net Cash Provided by Operating Activities. For 2004, net cash provided by operating activities was $7.6 million compared to $7.0 million in 2003 and $5.9 million in 2002. The increase of $0.6 million for 2004 was primarily attributable to decreased payments on accounts payable and increased collections of accounts receivable, partially offset by increases in certain inventories to take advantage of favorable pricing and expansion of the Distribution segment. Cash provided by operations increased in 2003 as compared to 2002 primarily attributable to payment of certain accrued expenses during 2002, partially offset by increased payments on accounts payable during 2003.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For 2004, 2003 and 2002, we made capital expenditures of approximately $2.5 million, $1.0 million and $4.8 million, respectively. Cash consideration paid for acquisitions was $10.4 million in 2004 (see Note 2 to our consolidated financial statements). There were no acquisitions in 2003 and 2002.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Financing activities used $6.4 million, $5.8 million and $9.3 million of net cash in 2004, 2003 and 2002, respectively. We had proceeds from issuance of long-term debt of $3.0 million in 2004 and no such proceeds in 2003 or 2002. We made principal payments on long-term debt of $12.3 million, $3.5 million, and $5.6 million in 2004, 2003 and 2002, respectively.

     Proceeds from sales of our common stock were $10.0 million in March 2002, arising from the sale of 1.0 million shares of common stock at $10 per share to our largest stockholder, First Reserve.

     Principal Debt Instruments. As of December 31, 2004, we had an aggregate of $18.9 million borrowed under our senior credit facility and other bank financings. As of December 31, 2004, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for our senior credit facility, our availability under our revolving credit facility was limited to $32.0 million.

     On September 30, 2004, we amended and restated our senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We have capitalized $0.6 million of deferred loan costs in connection with the amended and restated senior credit facility. We intend to use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, and to fund acquisitions. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2004, the senior credit facility bore interest at 6.00%, with interest payable quarterly. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. As of December 31, 2004, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets. The senior credit facility’s weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2004 was 32.42%, due primarily to the amount of the deferred loan costs amortization. The weighted average interest rate, excluding amortization of deferred loan costs, was 9.80%.

     The amended and restated subordinated term loan increased our $12 million subordinated term loan with an additional advance of $3 million. We have capitalized $0.3 million of deferred loan costs in connection with the amended and restated subordinated term loan. The subordinated term loan bears interest at a fixed rate of 10% per annum and matures on September 30, 2008. The effective interest rate, including amortization of loan costs, is 10.72%. The effective interest rate, excluding amortization of deferred loan costs, is 9.79%. The subordinated term loan provides, among other restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. Also, we are not permitted to make principal payments on the subordinated term loan while the senior credit facility is outstanding. As of December 31, 2004, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

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

     We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but may also issue additional equity either directly or in connection with an acquisition. However, there can be no assurance that acquisition funds will be available at terms acceptable to us.

     A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2004 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$18,868	$44	$3,824	$15,000	$—
Letters of credit	1,283	1,279	4	—	—
Operating leases	5,718	1,630	2,593	1,260	235

Total Contractual Obligations	$25,869	$2,953	$6,421	$16,260	$235

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

     Prior to the merger of T-3 and IHI, IHI sold one of its subsidiaries to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million note receivable from the former subsidiary as part of its purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. As more fully described in Note 4 to our consolidated financial statements, we determined in 2003 that this note receivable was uncollectible and wrote off $3.5 million as other expense.

     During the second and third quarters of 2004, we sold the assets of Moores Machine Shop and Moores Pump for $1.0 million and $0.6 million, respectively, to former employees of the Company. The terms of the transactions were negotiated on an arms-length basis. These dispositions are discussed further in Note 2 to our consolidated financial statements.

     During the fourth quarter of 2004, we completed the purchase of Oilco for approximately $10.4 million. The former owner of Oilco is now an employee of the Company. The terms of the transaction were negotiated on an arms-length basis. This purchase is discussed further in Note 2 to our consolidated financial statements.

     We lease certain buildings under noncancelable operating leases from related parties. Lease commitments under these leases are approximately $0.2 million for 2005. Rent expense to related parties was $0.2 million, $0.2 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K. The accounting policies we believe are the most critical to our reporting of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments and estimates are described below.

     Accounts Receivable

     Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. Our receivables are exposed to concentrations of credit risk since a majority of our business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region and Canada. We continually monitor collections and evaluate the financial strength of our customers but do not require collateral to support our domestic customer receivables. We may require collateral to support our international customer receivables, if any. We provide an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable. We cannot assure you that we will continue to experience the same credit loss rates we have in the past or that our losses will not exceed the amount reserved.

     Inventory

     We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory to write down the recorded cost of inventory to its fair market value. This analysis is based primarily on the length of time the item has remained in inventory and management’s consideration of current and expected market conditions. However, a significant decrease in demand and a further weakening of market conditions could result in further writedowns in inventory carrying values and charges to earnings.

     Long-Lived Assets

     Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. For the years ended December 31, 2004, 2003 and 2002, no significant impairment has occurred for assets of continuing operations.

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses and represents a significant portion of our assets. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

     During 2002, we completed the transitional goodwill and indefinite life intangibles impairment tests as well as the annual impairment tests required by SFAS No. 142. During 2002, our calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. Our annual tests of impairment of goodwill and indefinite life intangibles are performed as of December

31. The fair values of our reporting units were determined based on the reporting units’ projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses.

     In mid-year 2003, we hired a new management team that undertook an in-depth evaluation of our businesses and products with the purpose of maximizing stockholder value and positioning T-3 for future growth.

     In the fourth quarter of 2003, our management completed its evaluation of each of our business segment’s product lines and service revenues for expected future performance and developed a new strategy and operating plan. Management based its expectations for T-3’s future performance on then current market conditions and on each of the business segment’s potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets.

     During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our Products segment. At December 31, 2003, the assets held for sale constituted a business and thus were classified as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a goodwill impairment charge of $10.2 million related to these assets being disposed of.

     In connection with the disposition of these certain non-core assets, we reevaluated our expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would continue to contribute positively to T-3’s consolidated results of operations and cash flows but at a much reduced level. This determination took into account continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component sales. In addition, we expected lower revenues from the electrical motor and generator repair and storage business.

     Accordingly, at December 31, 2003, we assessed the realizability of the Company’s recorded goodwill and other intangibles in accordance with SFAS No. 142. Our analysis indicated that goodwill was impaired for the remaining businesses within the Products segment as their carrying value was greater than fair value. We then performed a discounted cash flow analysis and used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $16.2 million, of which $1.0 million is attributable to the Company’s custom coatings business, was impaired.

     During the second quarter of 2004, we again reevaluated our expectations for the earnings, growth and contribution of the Products segment. As part of this reevaluation, we decided to sell substantially all of the remaining assets within our Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within our Pressure Control segment. Thus, at June 30, 2004, Pressure Control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million in discontinued operations during the second quarter of 2004, related to the assets being sold within our Pressure Control segment. Due to the sale of substantially all of the assets of our Products segment and since our custom coatings business is insignificant to the consolidated results of our Company and also has similar economic characteristics, customers and products to our Pressure Control segment, we realigned our operating segments during June 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure.

     At December 31, 2004, we completed the annual impairment test required by SFAS No. 142. Our calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. The fair values of our reporting units were determined based on the reporting units’ projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses. Certain estimates and judgments are required in our fair value calculations. We have determined no impairment exists; however, if for any reason the fair value of our goodwill or indefinite life intangible assets declines below the carrying value in the future, we may incur charges for the impairment. We will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

     Self Insurance

     We are self-insured up to certain levels for our group medical coverage. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is possible that our estimates of these liabilities will change over the near term as circumstances develop.

     Income Taxes

     We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2004, 2003 and 2002 were 33%, 361% and 40%, respectively. We operate in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, we are subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

     We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created. In addition, we have identified various domestic and international tax planning strategies we would implement, if necessary, to enable the realization of our deferred tax assets.

     As of December 31, 2004, our net deferred tax assets were $6.0 million excluding a related valuation allowance of $6.1 million. As of December 31, 2003, our net deferred tax assets were $6.3 million excluding a related valuation allowance of $6.5 million. In 2004, we recorded a net reduction of $0.4 million to our valuation allowance. This reduction is the result of a $0.5 million decrease in the valuation allowance to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities, partially offset by an increase in net operating loss carryforwards.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the Interpretation in financial statements for periods ending after March 14, 2004. The adoption of FIN 46 and FIN 46R did not have an effect on our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that abnormal amounts be recognized as current period charges in all circumstances. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of SFAS 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach to accounting for share-based payments in SFAS 123(R); is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. We are currently evaluating the impact this will have, but do not expect it to have a material impact on our financial condition, results of operations and cash flows.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109 and provides that the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under SFAS 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We are currently evaluating the impact the adoption of FSP 109-1 and FSP 109-2 will have on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     We are exposed to some market risk due to the floating interest rate under our revolving credit facility and certain of our term debt. As of December 31, 2004, our revolving credit facility had a principal balance of $3.8 million and our variable long-term debt had a principal balance of $15.0 million, with interest rates that float with prime or LIBOR. A 1.0% increase in interest rates could result in a $0.04 million annual increase in interest expense on the existing principal balances.

     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.4 million adjustment to our equity account for the year ended December 31, 2004 to reflect the net impact of the change in foreign currency exchange rate.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required hereunder are included in this report as set forth in the “Index to Consolidated Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “Corporate Controller”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and Corporate Controller have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See index to consolidated financial statements set forth on page F-1.

2.	Financial Statement Schedules

None

3.	Exhibits

See the Exhibit Index appearing on page EX-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

T-3 ENERGY SERVICES, INC.

By:	/s/ Michael T. Mino

Michael T. Mino (Corporate Controller
and Vice President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2005.

	Signature	Title

By:	/s/ Gus D. Halas	President, Chief Executive Officer and Chairman

	Gus D. Halas	(Principal Executive Officer)

By:	/s/ Michael T. Mino	Vice President and Corporate Controller

	Michael T. Mino	(Principal Financial and Accounting Officer)

By:	/s/ Michael W. Press	Director

Michael W. Press

By:	/s/ Stephen A. Snider	Director

Stephen A. Snider

By:	/s/ Joseph R. Edwards	Director

Joseph R. Edwards

By:	/s/ Ben A. Guill	Director

Ben A. Guill

By:	/s/ James M. Tidwell	Director

James M. Tidwell

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     T-3 Energy Services, Inc.:

     We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc. and Subsidiaries, at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 28, 2005

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$95	$17
Restricted cash	—	102
Accounts receivable – trade, net	21,145	19,335
Inventories	16,399	12,083
Notes receivable, current portion	1,173	1,462
Deferred income taxes	2,086	2,613
Prepaids and other current assets	3,194	4,159
Current assets of discontinued operations	—	13,912
Assets held for sale	—	119

Total current assets	44,092	53,802

Property and equipment, net	19,632	20,240
Notes receivable, less current portion	365	370
Goodwill, net	73,229	68,726
Other intangible assets, net	3,445	912
Other assets	1,578	1,487

Total assets	$142,341	$145,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$10,383	$7,822
Accrued expenses and other	6,428	6,620
Current maturities of long-term debt	44	10,093
Current liabilities of discontinued operations	—	1,406

Total current liabilities	16,855	25,941

Long-term debt, less current maturities	18,824	14,263
Other long-term liabilities	130	177
Deferred income taxes	2,216	2,790

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 10,581,986 shares issued and outstanding in 2004 and 2003	11	11
Warrants, 517,862 issued and outstanding in 2004 and 2003	853	853
Additional paid-in capital	122,962	122,954
Retained earnings (deficit)	(19,933)	(21,452)
Accumulated other comprehensive income	423	—

Total stockholders’ equity	104,316	102,366

Total liabilities and stockholders’ equity	$142,341	$145,537

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Products	$85,915	$84,780	$77,580
Services	24,378	25,803	24,765

	110,293	110,583	102,345
Cost of revenues:
Products	61,716	60,377	54,040
Services	15,771	16,915	14,570

	77,487	77,292	68,610

Gross profit	32,806	33,291	33,735

Operating expenses:
Impairment of goodwill	—	1,034	—
Selling, general and administrative expenses	23,905	25,132	24,013

	23,905	26,166	24,013

Income from operations	8,901	7,125	9,722

Interest expense	2,463	3,121	3,136

Interest income	205	244	675

Write-off of acquired note receivable	—	3,491	—

Other (income) expense, net	173	349	(77)

Income from continuing operations before provision for income taxes	6,470	408	7,338
Provision for income taxes	2,145	1,471	2,911

Income (loss) from continuing operations	4,325	(1,063)	4,427

Income (loss) from discontinued operations, net of tax	(2,806)	(27,216)	143

Net income (loss)	$1,519	$(28,279)	$4,570

Basic earnings (loss) per common share:
Continuing operations	$0.41	$(0.10)	$0.43
Discontinued operations	(0.27)	(2.57)	0.01

Net income (loss) per common share	$0.14	$(2.67)	$0.44

Diluted earnings (loss) per common share:
Continuing operations	$0.41	$(0.10)	$0.43
Discontinued operations	(0.27)	(2.57)	0.01

Net income (loss) per common share	$0.14	$(2.67)	$0.44

Weighted average common shares outstanding:
Basic	10,582	10,582	10,346

Diluted	10,585	10,582	10,347

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,519	$(28,279)	$4,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	2,806	27,216	(143)
Bad debt expense	472	488	425
Depreciation and amortization	2,762	3,005	2,656
Amortization of deferred loan costs	856	983	850
Loss on sale of assets	203	61	—
Deferred taxes	(96)	949	3,198
Amortization of stock compensation	8	36	9
Write-off of acquired note receivable	—	3,491	—
Write-off of other intangible assets, net	150	—	—
Impairment of goodwill	—	1,034	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	(268)	(1,008)	2,929
Inventories	(3,232)	1,184	506
Prepaids and other current assets	1,024	931	(1,307)
Notes receivable	294	555	271
Other assets	(41)	149	(207)
Accounts payable – trade	1,908	(4,070)	(1,263)
Accrued expenses and other	(845)	201	(6,427)
Assets held for sale, net	119	31	(150)

Net cash provided by operating activities	7,639	6,957	5,917

Cash flows from investing activities:
Purchases of property and equipment	(2,507)	(1,047)	(4,807)
Proceeds from sales of property and equipment	1,084	89	110
Cash paid for acquisitions, net of cash acquired	(10,442)	—	—

Net cash used in investing activities	(11,865)	(958)	(4,697)

Cash flows from financing activities:
Proceeds from long-term debt	3,000	—	—
Net borrowings (repayments) under revolving credit facility	3,788	(2,079)	(13,727)
Payments on long-term debt	(12,276)	(3,469)	(5,573)
Debt financing costs	(926)	(214)	(5)
Proceeds from sales of common stock	—	—	10,000

Net cash used in financing activities	(6,414)	(5,762)	(9,305)

Effect of exchange rate changes on cash and cash equivalents	(41)	—	—

Net cash provided by (used in) discontinued operations	10,657	(972)	3,544

Net decrease (increase) in restricted cash	102	(102)	—

Net increase (decrease) in cash and cash equivalents	78	(837)	(4,541)
Cash and cash equivalents, beginning of year	17	854	5,395

Cash and cash equivalents, end of year	$95	$17	$854

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2004, 2003 and 2002
(in thousands)

									Accumulated
							Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Warrants		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2001	—	$—	9,582	$10	3,489	$938	$112,825	$2,257	$—	$116,030

Sales of common stock	—	—	1,000	1	—	—	9,999	—	—	10,000
Amortization of stock compensation	—	—	—	—	—	—	9	—	—	9

Net income	—	—	—	—	—	—	—	4,570	—	4,570

Balance, December 31, 2002	—	—	10,582	11	3,489	938	122,833	6,827	—	130,609

Expiration of warrants	—	—	—	—	(2,971)	(85)	85	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	36	—	—	36

Net loss	—	—	—	—	—	—	—	(28,279)	—	(28,279)

Balance, December 31, 2003	—	—	10,582	11	518	853	122,954	(21,452)	—	102,366

Comprehensive income:
Net income	—	—	—	—	—	—	—	1,519	—	1,519
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	423	423

Comprehensive income	—	—	—	—	—	—	—	1,519	423	1,942
Amortization of stock compensation	—	—	—	—	—	—	8	—	—	8

Balance, December 31, 2004	—	$—	10,582	$11	518	$853	$122,962	$(19,933)	$423	$104,316

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004 and 2003, there were no cash equivalents. At December 31, 2003, the Company had approximately $102,000 in restricted cash arising from insurance proceeds held in escrow pending landlord approval of repairs to a leased facility. This restricted cash was released during 2004.

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

Accounts Receivable

     Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. The Company’s receivables are exposed to concentrations of credit risk since its business is primarily conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region and Canada. The Company continually monitors collections and evaluates the financial strength of its customers but does not require collateral to support its domestic customer receivables. The Company may require collateral to support its international customer receivables. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable, as presented in the table below (dollars in thousands):

	December 31,	December 31,	December 31,
	2004	2003	2002
Balance at beginning of year	$799	$448	$82
Charged to expense	472	488	425
Write-offs	(301)	(137)	(59)

Balance at end of year	$970	$799	$448

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method (“FIFO”) is used to determine the cost of substantially all of the inventories in the Company’s Pressure Control segment. The Distribution segment uses the specific identification method for certain valve inventories and average cost for all other items in determining cost. Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2004	2003
Raw materials	$3,197	$2,250
Work in process	2,985	2,143
Finished goods and component parts	10,217	7,690

	$16,399	$12,083

     The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. During 2004, 2003 and 2002, the Company recorded $442,000, $497,000 and $411,000, respectively, in charges to earnings to write down the recorded cost of inventory to its estimated fair market value.

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

     Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. For the years ended December 31, 2004, 2003 and 2002, no significant impairment had occurred for assets of continuing operations.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

     Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

     During 2002, the Company completed the transitional goodwill and indefinite life intangibles impairment tests as well as the annual impairment tests required by SFAS No. 142. During 2002, management’s calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. The Company’s annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The fair values of the Company’s reporting units were determined based on the reporting units’ projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses.

     In mid-year 2003, the Company hired a new management team that undertook an in-depth evaluation of the Company’s businesses and products with the purpose of maximizing stockholder value and positioning T-3 for future growth.

     In the fourth quarter of 2003, T-3’s management completed its evaluation of each of the business segment’s product lines and service revenues for expected future performance and developed a new strategy and operating plan. Management based its expectations for T-3’s future performance on then current market conditions and on each of the business segment’s potential to maximize the value of the overall business by either expansion or growth of product lines and services, internally and through acquisitions, and in both the domestic and international markets.

     During the fourth quarter of 2003, management committed to a formal plan to sell certain non-core assets within its Products segment. At December 31, 2003, these assets constituted a business and thus were classified as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, the Company recorded a goodwill impairment charge of $10.2 million related to these assets being disposed of.

     In connection with the disposition of certain non-core assets (see Note 2), management reevaluated its expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would continue to contribute positively to T-3’s consolidated results of operations and cash flows but at a much reduced level. This determination took into account the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component sales. In addition, management expected lower revenues from the electrical motor and generator repair and storage business.

     At December 31, 2003, T-3 assessed the realizability of the Company’s recorded goodwill and other intangibles in accordance with SFAS No. 142. Management’s analysis indicated that goodwill was impaired for the remaining businesses within the Products Segment as their carrying value was greater than fair value. The Company then performed a discounted cash flow analysis and used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $16.2 million, of which $1.0 million is attributable to the Company’s custom coatings business, was impaired.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the second quarter of 2004, management again reevaluated its expectations for the earnings, growth and contribution of the Products segment and decided to sell substantially all of the remaining assets within the Company’s Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within the Company’s Pressure Control segment. Thus, at June 30, 2004, Pressure Control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million in discontinued operations during the second quarter of 2004, related to the assets being sold within the Company’s Pressure Control segment. Due to the sale of substantially all of the assets of the Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control segment, the Company realigned its operating segments during June 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results have been restated to reflect the new operating structure.

     At December 31, 2004, the Company completed the annual impairment tests required by SFAS No. 142. Its calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. The fair values of the Company’s reporting units were determined based on the reporting units’ projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses. Certain estimates and judgments are required in the fair value calculations. The Company has determined no impairment exists; however, if for any reason the fair value of its goodwill or indefinite life intangible assets declines below the carrying value in the future, the Company may incur charges for the impairment. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (dollars in thousands):

	Pressure
	Control	Distribution	Total
Balance, December 31, 2002	$65,461	$5,210	$70,671
Adjustments	(589)	(322)	(911)
Impairment loss recognized in operating income	(1,034)	—	(1,034)

Balance, December 31, 2003	$63,838	$4,888	$68,726
Adjustments	(246)	(52)	(298)
Impairment loss recognized in discontinued operations.	(308)	—	(308)

Acquisition of Oilco	5,109	—	5,109

Balance, December 31, 2004	$68,393	$4,836	$73,229

     During 2004, the Company reduced goodwill by $298,000 primarily related to a reduction in net operating loss valuation allowances partially offset by an increase in foreign currency exchange rates. During 2003, the Company reduced goodwill by $911,000 primarily related to management’s conclusion that purchase accounting accruals of $2,225,000 previously established were no longer necessary. These reductions were partially offset by a goodwill increase related to an increase in the valuation allowance for deferred tax assets to the extent the deferred tax assets had been established previously through purchase accounting.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

     Other intangible assets include non-compete agreements, customer lists, patents and other similar items, as described below (dollars in thousands):

	December 31,	December 31,
	2004	2003
Covenants not to compete	$5,065	$3,303
Customer lists	887	—
Other intangible assets	172	46

	6,124	3,349
Less: Accumulated amortization	(2,679)	(2,437)

	$3,445	$912

     Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Accumulated amortization was $2,563,000 and $2,422,000 at December 31, 2004 and 2003, respectively. Amortization expense for covenants not to compete was $141,000, $466,000, and $545,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Customer lists were acquired as part of the acquisition of Oilco and were recorded based upon their fair market value at the acquisition date. Customer lists are amortized over five years. Accumulated amortization was $36,000 and $0 at December 31, 2004 and 2003, respectively. Amortization expense was $36,000, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes estimated aggregate amortization expense for other intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Year ending December 31 –
2005	$742
2006	560
2007	560
2008	560
2009	445

     Excluded from the above amortization expense is $0.5 million of covenants not to compete for which the amortization period has not yet begun.

Deferred Loan Costs

Deferred loan costs were incurred in connection with the arrangement of the Company’s amended and restated senior credit facility and subordinated term loan and the previous credit agreement and Wells Fargo note payable (see Note 6). Net deferred loan costs of $1,104,000 and $1,034,000 are included in Other Assets on the December 31, 2004 and 2003 balance sheets, respectively. Deferred loan costs are amortized over the terms of the applicable loan agreements, which range from three to four years. Accumulated amortization was $2,759,000 and $1,903,000 at December 31, 2004 and 2003, respectively. Amortization of deferred loan costs for the years ended December 31, 2004, 2003 and 2002, which is classified as interest expense, was $856,000, $983,000 and $850,000, respectively.

Self-Insurance

     The Company is self-insured up to certain levels for its group medical coverage. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience. Although management believes adequate reserves have been provided

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for expected liabilities arising from the Company’s self-insured obligations, there is a risk that the Company’s insurance may not be sufficient to cover any particular loss or that its insurance may not cover all losses. For example, while the Company maintains product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of the Company’s coverage. Finally, insurance rates have in the past been subject to wide fluctuation. Changes in coverage, insurance markets and the industry may result in increases in the Company’s cost and higher deductibles and retentions.

Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rates for 2004, 2003 and 2002 were 33%, 361% and 40%, respectively. T-3 operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that it provides during any given year.

     The Company records a valuation allowance to reduce the carrying value of its deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon the ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating the Company’s ability to recover its deferred tax assets, management considers all reasonably available positive and negative evidence, including its past operating results, the existence of cumulative losses in the most recent years and its forecast of future taxable income. In estimating future taxable income, management develops assumptions, including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created. In addition, the Company has identified various domestic and international tax planning strategies it would implement, if necessary, to enable the realization of its deferred tax assets.

     As of December 31, 2004, the Company’s net deferred tax assets were $6.0 million excluding a related valuation allowance of $6.1 million. As of December 31, 2003, the Company’s net deferred tax assets were $6.3 million excluding a related valuation allowance of $6.5 million. In 2004, the Company recorded a net reduction of $0.4 million to its valuation allowance. This reduction is the result of a $0.5 million decrease in the valuation allowance to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities, partially offset by an increase in net operating loss carryforwards.

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

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss contingency could be significantly different than the estimated loss, resulting in an adverse effect on the results of operations and financial position of the Company.

Revenue Recognition

     The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed in accordance with the related contract provisions. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.

Foreign Currency Translation

     The functional currency for the Company’s Canadian operations is the local currency. Results of operations for the Canadian operations are translated using average exchange rates during the period. Assets and liabilities of the Canadian operations are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. Currency transaction gains and losses are reflected in the Company’s results of operations during the period incurred.

Stock-Based Compensation

     At December 31, 2004, the Company had a stock option plan, which is described more fully in Note 12. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	2004	2003	2002
Net income (loss), as reported	$1,519	$(28,279)	$4,570
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(130)	(517)	(311)

Net income (loss), as adjusted	$1,389	$(28,796)	$4,259

Basic EPS:
As reported	$0.14	$(2.67)	$0.44
As adjusted	$0.13	$(2.72)	$0.41

Diluted EPS:
As reported	$0.14	$(2.67)	$0.44
As adjusted	$0.13	$(2.72)	$0.41

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for 2004, 2003 and 2002, respectively, were computed on a weighted average basis: risk-free interest rate of 4.12%, 3.80% and 4.82%, expected volatility of 42.44%, 43.44% and 37.21%, expected life of 4 years and no expected

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.

Cash Flows

     Supplemental disclosures of cash flow information is presented in the following table (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Cash paid (received) during the period for:
Interest	$1,187	$2,131	$2,676
Income taxes	(375)	20	2,511

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

Reclassifications

     Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation. In particular, the three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Also, the Company’s custom coatings business has been realigned into the Pressure Control segment. Accordingly, all historical segment results have been restated to reflect the new operating structure.

Newly Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and require certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the Interpretation in financial statements for periods ending after March 14, 2004. The adoption of FIN 46 and FIN 46R did not have an effect on the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that abnormal amounts be recognized as current period charges in all circumstances. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Management does not believe that the implementation of SFAS 151 will have a material impact on the Company’s financial position, results of operations or cash flows.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach to accounting for share-based payments in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123 (R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Management is currently evaluating the impact this will have, but does not expect it to have a material impact on the Company’s financial condition, results of operations and cash flows.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109 and provides that the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under SFAS 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We are currently evaluating the impact the adoption of FSP 109-1 and FSP 109-2 will have on our financial position, results of operations or cash flows.

2. BUSINESS COMBINATIONS AND DISPOSITIONS:

Business Combinations

     On October 18, 2004, the Company completed the purchase of Oilco for approximately $10.4 million. Oilco, which includes Oilco Equipment Ltd., Oilco Enterprises Ltd., Alberta Rubber Products, Inc., and Oilco Services & Supply Ltd., manufactures accumulators, re-manufactures blowout preventors, performs field services on both accumulators and blowout preventors and manufactures rubber goods used in the oilwell control industry. The acquisition was funded from the Company’s working capital and the use of its senior credit facility and subordinated term loan.

     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition is included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the consolidated balance sheet at December 31, 2004 related to the above acquisition are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Final valuations of assets and liabilities will be obtained and recorded within one year from the date of acquisition. Material changes to the preliminary allocations are not anticipated by management. The Oilco acquisition is not material to the Company’s consolidated financial statements, and therefore pro forma information is not presented.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002
Fair value of tangible and intangible assets, net of cash acquired	$6,740	$—	$—
Goodwill recorded	5,109	—	—
Total liabilities assumed	(1,407)	—	—
Common stock issued	—	—	—

Cash paid for acquisitions, net of cash acquired	$10,442	$—	$—

Dispositions

     On June 30, 2002, the Company sold the net assets of a non-energy subsidiary acquired as part of the merger with Industrial Holdings, Inc. The assets were sold for book value, and no gain or loss was recognized on the sale.

     During the fourth quarter of 2003, the Company committed to a formal plan to sell certain non-core assets within its Products segment. The sale of these assets was consummated in February 2004. The Company received $7.4 million in cash at closing that was immediately used to pay down its Well Fargo term loan. The assets sold comprised substantially all of the assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing), (collectively, the “Fastener Businesses”). The Fastener Businesses primarily manufactured and distributed a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries as well as the military.

     At December 31, 2003, the assets held for sale constituted a business and thus were classified as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, the Company recorded a loss of $11,329,000, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10,230,000 and a long-lived asset impairment charge of $2,254,000.

     In connection with the disposition of these non-core assets, the Company reevaluated its expectations for the earnings, growth and contribution of the Products segment for 2004 and concluded that the segment would continue to contribute positively to T-3’s consolidated results of operations and cash flows but at a much reduced level. This determination took into account the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues from the electrical motor and generator repair and storage business.

     Accordingly, at December 31, 2003, the Company assessed the realizability of its recorded goodwill. The Company’s analysis indicated that goodwill was impaired for the remaining businesses within the Products segment and recorded a non-cash goodwill impairment charge of $16.2 million during the fourth quarter of 2003. Of this amount, $15.2 million has been reclassified to discontinued operations because during the second quarter of 2004, the Company again reevaluated its expectations for the earnings, growth and contribution of the Products segment. As part of this reevaluation, we decided to sell substantially all of the remaining assets within the Company’s Products segment, except for certain assets related to the Company’s custom coatings business. This resulted in a $0.1 million charge to other intangible assets and a $1.6 million charge to tangible assets during the second quarter of 2004. A portion of these remaining Products segment assets were sold during May and June 2004 for $1.0 million and $0.4 million, respectively. The assets sold comprised substantially all of the assets of one of the two operating divisions of Moores Pump & Services, Inc., known as “Moores Machine Shop” and TPS Total Power Systems, Inc. (“TPS”). Moores Machine Shop primarily is engaged in the manufacture and production of downhole and completion products and equipment. TPS distributes new electric

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

motors; provides complete rewinding, repair and rebuilding for used AC/DC electric motors and generators; and repairs and manufactures used flood pumps and waste disposal pumps for governmental entities in Louisiana and Texas. The remaining assets of Moores Pump & Services, Inc. (“Moores Pump”) were sold during the third quarter of 2004 for $0.6 million. Moores Pump is a pump distribution and remanufacturing business. These assets constituted businesses and were classified as discontinued operations. Accordingly, the results of operations of Moores Machine Shop, TPS, and Moores Pump for 2004, 2003, and 2002 have been reported as discontinued operations.

     As part of the above reevaluation performed during the second quarter of 2004, the Company decided to also sell certain assets within its Pressure Control segment. Thus, at June 30, 2004, Pressure Control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million during the second quarter of 2004. In addition to the goodwill impairment charge, the Company recorded a $0.1 million charge to other intangible assets and a $0.8 million charge to tangible assets related to the Pressure Control disposition. The assets of Control Products of Louisiana, Inc. (“CPL”) were sold during the third quarter of 2004 for $0.5 million. CPL primarily repairs and manufactures control valves and related equipment. These assets constituted a business and were classified as discontinued operations. Accordingly, the results of operations of CPL for 2004, 2003, and 2002 have been reported as discontinued operations.

     The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current assets and liabilities of discontinued operations at December 31, 2003 as follows (dollars in thousands):

December 31,
2003
Current assets of discontinued operations:

Cash	$2
Trade accounts receivable	2,973
Inventories	5,198
Prepaid expenses and other	121
Property & equipment	5,328
Other intangible assets	282
Other assets	8

Total current assets of discontinued operations	$13,912

Current liabilities of discontinued operations:

Accounts payable	1,355
Accrued expenses and other	51

Total current liabilities of discontinued operations	$1,406

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating results of discontinued operations are as follows (dollars in thousands):

	2004	2003	2002
Revenues	$9,077	$36,941	$44,525

Costs of revenues	8,108	31,682	36,128

Gross profit	969	5,259	8,397

Impairment charges	2,900	27,659	—
Operating expenses	1,784	6,528	7,843

Operating income (loss)	(3,715)	(28,928)	554

Other (income) expense	84	71	334

Income (loss) before provision for income taxes	(3,799)	(28,999)	220

Provision (benefit) for income taxes	(993)	(1,783)	77

Income (loss) from discontinued operations	$(2,806)	$(27,216)	$143

     During the second quarter of 2004, the Company also sold certain assets of the spray weld division of O&M Equipment, L.P. for cash of $0.3 million. These assets did not constitute a business; however, they did qualify as assets held for sale. Accordingly, they are presented as such on the December 31, 2003 consolidated balance sheet. The disposition of these assets resulted in a loss on sale of $50,000, which included a $150,000 write-off of other intangible assets. The results of operations are classified in income from continuing operations for 2004, 2003, and 2002.

3. PROPERTY AND EQUIPMENT:

     A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2004	2003
Land	—	$570	$742
Buildings and improvements	3-40 years	6,733	7,039
Machinery and equipment	3-15 years	13,941	12,264
Vehicles	5-10 years	1,387	1,965
Furniture and fixtures	3-10 years	804	631
Computer equipment	3-7 years	4,443	3,506
Construction in progress	—	1	219

		27,879	26,366
Less — Accumulated depreciation		(8,247)	(6,126)

Property and equipment, net		$19,632	$20,240

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $2,515,000, $2,531,000 and $2,109,000, respectively.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES RECEIVABLE:

     Notes receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2004	2003
8.00% subordinated promissory note receivable with an effective rate of 12%, in the original face amount of $350,000, net of a $25,000 discount at December 31, 2004 and 2003, due in monthly installments of $7,100 through January 2007	$291	$291

Subordinated promissory note receivable with interest at the greater of 8.00% or LIBOR + 5.5%, in the original face amount of $1,500,000, due in installments of $550,000 in March 2005, $200,000 in June 2005 with a final payment in December 2005 of all outstanding principal and interest	1,101	1,329

Other notes receivable, unsecured	146	212

	1,538	1,832
Less — Current portion	(1,173)	(1,462)

	$365	$370

     During March 2005, the Company modified and replaced the original $1,500,000 subordinated promissory note receivable. An initial principal payment of $550,000 was received upon the execution of the restated subordinated promissory note. Accrued interest payments at the greater of 8.00% or LIBOR + 5.5% will be due on a quarterly basis commencing March 31, 2005. An additional principal payment of $200,000 will be due on June 30, 2005, and all remaining outstanding principal and interest due on December 16, 2005.

     Prior to the merger of the Company and Industrial Holdings, Inc. (IHI), IHI sold a subsidiary, Beaird Industries Inc., to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by the payor of the note of its inability to make timely interest payments and that efforts to restructure its debt obligations had so far been unsuccessful. Accordingly, the Company reserved approximately 50% of the note, because management believed that the note’s net realizable value was approximately $1.7 million. In the fourth quarter of 2003, the Company learned that efforts to refinance Beaird Industries Inc. had failed, and management determined that the note was uncollectible and wrote off the remaining balance of the note. These amounts appear in the 2003 Statement of Operations under the caption “Write-off of acquired note receivable”.

5. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (dollars in thousands):

	December 31,	December 31,
	2004	2003
Accrued payroll and related benefits	$2,121	$1,473

Accrued medical costs	720	1,918

Accrued taxes	643	500

Other accrued liabilities	2,944	2,729

	$6,428	$6,620

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT:

     Long-term debt from financial institutions consists of the following (dollars in thousands):

	December 31,	December 31,
	2004	2003
Wells Fargo revolver	$1,500	$—
Wells Fargo swing line	2,288	—
Wells Fargo term loan	—	9,900
Wells Fargo Energy Capital subordinated term loan	15,000	12,000
Wells Fargo mortgage notes payable	—	2,337
Equipment loans and other	80	119

Total	18,868	24,356
Less — Current maturities of long-term debt	(44)	(10,093)

Long-term debt	$18,824	$14,263

     On September 30, 2004, the Company amended and restated its senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can increase by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. As of December 31, 2004, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for the senior credit facility, the Company’s availability under its revolving credit facility was limited to $32.0 million. The Company has capitalized $0.6 million of deferred loan costs in connection with the amended and restated senior credit facility. The Company intends to use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, and to fund acquisitions. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2004, the senior credit facility bore interest at 6.00%, with interest payable quarterly. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. As of December 31, 2004, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company’s assets. The senior credit facility’s weighted average interest rate, including amortization of loan costs, for the year ended December 31, 2004 was 32.42%, due primarily to the amount of the deferred loan costs amortization. The weighted average interest rate, excluding amortization of deferred loan costs, was 9.80%.

     The amended and restated subordinated term loan increased the Company’s $12 million subordinated term loan with an additional advance of $3 million. The Company has capitalized $0.3 million of deferred loan costs in connection with the amended and restated subordinated term loan. The subordinated term loan bears interest at a fixed rate of 10% per annum and matures on September 30, 2008. The effective interest rate, including amortization of loan costs, is 10.72%. The effective interest rate, excluding amortization of deferred loan costs, is 9.79%. The subordinated term loan provides, among other restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. Also, the Company is not permitted to make principal payments on the subordinated term loan while the senior credit facility is outstanding. As of December 31, 2004, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company’s assets.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to the amended and restated senior credit facility, on December 17, 2001, the Company entered into a senior credit facility with Wells Fargo, N.A. and General Electric Capital Corporation maturing December 17, 2004. Concurrently, the Company entered into a $12.0 million subordinated term loan with Wells Fargo Energy Capital, Inc. maturing December 17, 2005. The senior credit facility included a revolving credit facility of the lesser of a defined borrowing base (based upon 85% of eligible accounts receivable and 50% of eligible inventory) or $25.0 million, a term loan of $16.5 million and an optional facility for up to an additional $30.0 million in the form of a revolving credit commitment for future acquisitions based upon specific criteria. The senior credit facility’s term loan was payable in equal quarterly installments of $0.8 million. The applicable interest rate of the senior credit facility was governed by the Company’s trailing-twelve-month funded debt-to-EBITDA ratio and ranged from prime plus 1.25% or LIBOR plus 2.25% to prime plus 2.00% or LIBOR plus 3.00%. In connection with the sale of certain assets of its Products segment in February 2004 (see Note 2), the Company used the net proceeds to pay down the Wells Fargo term loan. The remaining balance of the loan was concurrently paid off with other funds.

     The subordinated term loan bore interest at a fixed rate of 9.50% with interest payable quarterly. The principal balance was due in full on December 17, 2005.

     The Company had two notes payable with Wells Fargo Bank with combined outstanding principal of $2,337,000 at December 31, 2003. The notes bore interest at 9.00% and the Treasury rate plus 3.65%, respectively, and were payable in monthly installments totaling $27,000. The Company repaid both notes payable with cash from operations in January 2004.

     The aggregate maturities of long-term debt during the five years subsequent to December 31, 2004, are as follows (dollars in thousands):

Year ending December 31 —
2005	$44
2006	36
2007	3,788
2008	15,000
2009	—
Thereafter	—

$18,868

     On February 7, 2005, the Company entered into a demand revolving loan (the “Operating Loan”) with HSBC Bank Canada (the “Bank”) maturing April 2005. The Operating Loan provides for a CAD $1.5 million revolving line of credit. The Operating Loan bears interest at the Bank’s prime rate. The Operating Loan will be used for Oilco’s daily operating requirements.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EARNINGS PER SHARE:

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2004, 2003 and 2002, as follows (in thousands except per share data):

	2004	2003	2002
Numerator:
Income (loss) from continuing operations	$4,325	$(1,063)	$4,427
Income (loss) from discontinued operations	(2,806)	(27,216)	143

Net income (loss)	$1,519	$(28,279)	$4,570

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582	10,346
Shares for dilutive stock options	3	—	1

Weighted average common shares outstanding — diluted	10,585	10,582	10,347

Basic earnings (loss) per common share:
Continuing operations	$0.41	$(0.10)	$0.43
Discontinued operations	(0.27)	(2.57)	0.01

Net income (loss) per common share	$0.14	$(2.67)	$0.44

Diluted earnings (loss) per common share:
Continuing operations	$0.41	$(0.10)	$0.43
Discontinued operations	(0.27)	(2.57)	0.01

Net income (loss) per common share	$0.14	$(2.67)	$0.44

     For 2004, 2003 and 2002, there were 451,945, 577,979, and 480,575 options, respectively, and for 2004, 2003 and 2002, 517,862, 517,862 and 3,489,079 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

8. INCOME TAXES:

     The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2004	2003	2002
Federal —
Current	$2,122	$505	$(467)
Deferred	(49)	943	3,045

State —
Current	119	17	180
Deferred	(47)	6	153

Provision for income taxes from continuing operations	$2,145	$1,471	$2,911

Provision (benefit) for income taxes from discontinued operations	$(993)	$(1,783)	$77

     There are no current or deferred foreign income taxes for the years ended December 31, 2004, 2003 and 2002.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

	2004	2003	2002
Income tax expense at the statutory federal rate	$2,200	$139	$2,495
Increase (decrease) resulting from -
Nondeductible goodwill and expenses	246	522	199
State income taxes, net of federal benefit	47	15	219
Change in valuation allowance	(465)	795	—
Other	117	—	(2)

	$2,145	$1,471	$2,911

     The components of deferred taxes as of December 31 are as follows (dollars in thousands):

	2004	2003
Deferred income tax assets –
Net operating loss carryforwards	$6,231	6,139
Accrued expenses	1,128	1,496
Inventories	1,048	1,550
Intangible assets	—	421
Allowance for doubtful accounts	405	387
Writeoff of note receivable	1,232	1,155
Other	24	43

	10,068	11,191
Valuation allowance	(6,118)	(6,474)

Total deferred income tax assets	3,950	4,717

Deferred income tax liabilities –
Property and equipment	(2,862)	(3,874)
Intangible assets	(536)	—
Prepaid expenses	(495)	(820)
Other	(187)	(200)

Total deferred income tax liabilities	(4,080)	(4,894)

Net deferred income tax asset (liability)	$(130)	$(177)

     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards of approximately $17.4 million for federal income tax purposes that expire beginning in 2019 and are subject to annual limitations under Section 382 of the Internal Revenue Code. At December 31, 2004, the Company had NOL carryforwards of approximately $5.9 million for state income tax purposes that expire beginning in 2005 through 2019. In 2004, the Company recorded a net reduction of $356,000 to its valuation allowance. This reduction is the result of a $465,000 decrease in the valuation allowance to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities, partially offset by an increase in net operating loss carryforwards. In 2003, the Company increased its valuation allowance by $788,000 to reserve Federal deferred tax assets to the extent they exceeded Federal net deferred tax liabilities, as it was more likely than not that these deferred tax assets would expire before realization of the benefit. Any reductions in the valuation allowance attributable to the use of these NOL carryforwards reduces goodwill only to the extent that the valuation allowance was originally established through purchase accounting.

     The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company's level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year.

     At December 31, 2004, the Company had $6,826,000 in goodwill, net of accumulated amortization, that will be tax deductible in future periods.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED-PARTY TRANSACTIONS:

     The Company has transactions in the normal course of business with certain related parties. Except as noted below, management believes these transactions were made at the prevailing market rates or terms.

     On March 27, 2002, the Company sold 1.0 million shares of its common stock at $10 per share to its largest stockholder, First Reserve. The $10 per share price was at a premium to the Company’s then recent trading history. The Company’s common stock closed at $9.30 per share on March 19, 2002.

     Prior to the merger of T-3 and IHI, IHI sold one of its subsidiaries to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million note receivable from the former subsidiary as part of its purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. As more fully described in Note 4, the Company determined in 2003 that this note receivable was uncollectible and wrote off $3.5 million as other expense.

     During the second and third quarters of 2004, the Company sold the assets of Moores Machine Shop and Moores Pump for $1.0 million and $0.6 million, respectively, to former employees of the Company. Management believes that the terms of the transactions were negotiated on an arms-length basis. These dispositions are discussed further in Note 2.

     During the fourth quarter of 2004, the Company completed the purchase of the Oilco Group of Canada for approximately $10.4 million in cash including expenses. The former owner of Oilco Group of Canada is now an employee of the Company. Management believes that the terms of the transaction were negotiated on an arms-length basis. This purchase is discussed further in Note 2.

     The Company leases certain buildings under noncancelable operating leases from related parties. Lease commitments under these leases are approximately $0.2 million for 2005. Rent expense to related parties was $0.2 million, $0.2 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

     The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2004, 2003 and 2002 were $1,576,000, $1,684,000 and $1,707,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income from subleases assumed in the merger with IHI, are as follows (dollars in thousands):

Year ending December 31 –
2005	$1,630
2006	1,443
2007	1,150
2008	784
2009	476
Thereafter	235

Total minimum lease payments	$5,718
Less: minimum sublease income	(776)

Net minimum lease payments	$4,942

     In connection with the purchase accounting for the merger with IHI, the Company engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined that at the date of the merger, the contract rental rates associated with two of these leases exceeded the then fair market rental rate. Accordingly, the Company recorded a reserve based on this excess that is amortized over the remaining lease terms of 4 to 6 years. The reserve balance was $172,000 and $220,000 at December 31, 2004 and 2003, respectively.

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

     At December 31, 2004, the Company had $1.3 million of letters of credit outstanding. This primarily consists of a $1.2 million standby letter of credit issued by Wells Fargo to secure the HSBC Bank Canada Operating Loan as discussed in Note 6. This letter of credit has an effective date of December 2, 2004 and a maturity date of June 15, 2005.

11. STOCKHOLDERS’ EQUITY:

Authorized Shares

     The Company’s authorized capital stock consists of an aggregate of 75,000,000 shares. Those shares consist of 50,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock, par value $.001 per share.

Sales and Issuances of Common Stock

     On March 27, 2002, the Company sold 1,000,000 shares of its common stock at $10 per share to its largest stockholder, First Reserve.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserved Shares

     At December 31, 2004, the Company had approximately 1,518,000 shares reserved for issuance in connection with its outstanding stock options and warrants.

Warrants to acquire common stock

     The following table sets forth the 517,862 outstanding warrants to acquire 517,862 shares of common stock as of December 31, 2004:

Number of
common shares
Warrants to acquire common stock at $12.50 per share issued by IHI to SJMB, L.P. as compensation for consulting services, currently exercisable, expiring on June 29, 2005	75,000
Warrants to acquire common stock at $12.50 per share issued by IHI to SJMB, L.P. in consideration of a $2 million bank guaranty, currently exercisable, expiring on June 13, 2005	40,000
Warrants to acquire common stock at $14.00 per share issued by IHI to its lenders in connection with the amendment of its credit agreement, currently exercisable, expiring on June 30, 2005	15,000
Warrants to acquire common stock at $12.50 per share issued by IHI to SJMB, L.P. in connection with an acquisition, currently exercisable, expiring on June 30, 2005	30,000
Warrants to acquire common stock at $12.50 per share issued by IHI to an executive officer as compensation for services rendered, currently exercisable, expiring on June 13, 2005	30,000
Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 stockholders in connection with the merger with IHI, currently exercisable, expiring on December 17, 2011	327,862

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

     In 2000, the Company issued performance-based options under the Plan to purchase up to approximately 57,860 shares of the Company’s common stock at $11.01 per share which expired 10 years from the date of grant. In 2001, T-3 amended the options whereby the performance-based options were converted to time based options. These converted options vest at 33-1/3% on the third, fourth and fifth anniversaries of the date of employment. As a result of the amendment, the Company recorded a compensation charge in 2002, 2003 and 2004. At December 31, 2004, there was approximately $6,000 in deferred compensation expense to be recognized over the remaining vesting period of these options.

Industrial Holdings, Inc. Stock Option Plans

     IHI maintained an incentive stock plan and a non-employee director plan under which it granted incentive or

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-qualified options to key employees and non-qualified options to non-employee directors. The option price per share was the fair market value on the date of the grant and the options granted were exercisable immediately to five years after the grant date in accordance with the vesting provisions of the individual agreement set forth at the time of the award. All options expire ten years from the date of the grant. All options vested at the time of the merger under the change of control provision provided by the plan. As of January 1, 2002, all outstanding stock options that were previously granted under this plan were assumed and continued under the T-3 Energy Services, Inc. 2002 Stock Incentive Plan.

The following table summarizes information about T-3 employee stock options outstanding at December 31:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	577,979	$11.50	471,880	$14.42	439,175	$19.68
Granted	147,000	6.73	256,500	6.63	207,500	9.03
Exercised	—	—	—	—	—	—
Forfeited	(148,034)	13.19	(150,401)	12.36	(174,795)	21.23

Outstanding at end of year	576,945	$9.84	577,979	$11.50	471,880	$14.42

Options exercisable at end of year	319,659	$12.08	283,918	$15.45	162,526	$22.36
Weighted-average fair value of options granted during the year at market price	147,000	2.59	256,500	2.57	207,500	$3.23
Weighted-average fair value of options granted during the year where exercise price is greater than market price at grant date	—	—	—	—	—	—

     The following table summarizes significant ranges of all outstanding and exercisable options at December 31, 2004:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercisable	Number	Exercise
Exercisable Prices	Outstanding	Life	Price	Exercisable	Price
$5.07	3,000	8.7	$5.07	1,000	$5.07
$5.75	2,000	8.9	$5.75	667	$5.75
$5.80	20,000	8.9	$5.80	—	$5.80
$6.28	100,000	8.2	$6.28	33,333	$6.28
$6.85	75,000	5.5	$6.85	41,667	$6.85
$6.98	107,000	9.0	$6.98	—	$6.98
$9.50	61,500	4.9	$9.50	47,833	$9.50
$11.01	122,174	2.5	$11.01	112,960	$11.01
$12.50	23,350	5.4	$12.50	23,350	$12.50
$12.80	18,387	8.2	$12.80	17,086	$12.80
$14.41	39,209	8.2	$14.41	36,438	$14.41
$92.50 - 105.00	2,825	2.5	$99.14	2,825	$99.14
$113.80 - 137.50	2,500	3.5	$137.50	2,500	$137.50

     The Company follows APB Opinion No. 25 in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense is not recorded for stock options issued to employees if the exercise price of an option is equal to or greater than the market price of the stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB Opinion No. 25, the Company must disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant had been recorded as an expense. The Company’s adjusted net income and earnings per share, assuming that the Company had expensed the estimated fair value of options provided to its employees over the applicable vesting period, are summarized in Note 1.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

     The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees’ salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $459,000, $606,000 and $597,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

13. SEGMENT INFORMATION:

     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

     As discussed in Note 2, the Company sold substantially all of the remaining assets of its Products segment, except for certain assets related to the Company’s custom coatings business, and accordingly, their results of operations for 2004, 2003 and 2002 have been reported as discontinued operations. In June 2004, the Company realigned its operating segments due to the sale of substantially all of the assets of its Products reporting segment. Since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control reporting segment, the three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. The Pressure Control segment manufactures remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventors, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coating to customers’ products used primarily in the oil and gas industry. The Distribution segment is engaged in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products primarily to the upstream and downstream oil and gas industry, offshore fabrication companies and shipyards. No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2004.

     The accounting policies of the segments are the same as those of the Company as described in Note 1. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada.

Business Segments

		(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
2004
Revenues	$67,428	$42,865	$—	$110,293
Depreciation and amortization	1,770	245	747	2,762
Income (loss) from operations	11,825	2,476	(5,400)	8,901
Total assets	114,145	19,827	8,369	142,341
Capital expenditures	1,573	578	356	2,507
2003
Revenues	$71,462	$39,121	$—	$110,583
Depreciation and amortization	1,968	328	709	3,005
Income (loss) from operations	11,628	1,903	(6,406)	7,125
Total assets(1)	120,266	17,652	7,619	145,537
Capital expenditures	185	86	776	1,047
2002
Revenues	$65,097	$37,248	$—	$102,345
Depreciation and amortization	1,874	343	439	2,656
Income (loss) from operations	13,260	2,120	(5,658)	9,722
Total assets(1)	151,081	19,157	16,361	186,599
Capital expenditures	3,231	196	1,380	4,807

(1)	Pressure Control total assets at December 31, 2003 and 2002 includes current assets of discontinued operations of $13,912 and $43,599, respectively.

T-3 ENERGY SERVICES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

			(dollars in thousands)
	Revenues			Long-Lived Assets
	2004	2003	2002	2004	2003	2002
United States	$108,995	$110,583	$102,345	$87,165	$89,878	$93,786
Canada	1,298	—	—	9,141	—	—

	$110,293	$110,583	$102,345	$96,306	$89,878	$93,786

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2004
Revenues	$23,290	$28,239	$28,001	$30,763
Gross profit	7,285	8,338	8,552	8,631
Income from operations	1,696	2,064	2,800	2,341
Income from continuing operations	587	935	1,293	1,510
Loss from discontinued operations	(124)	(2,441)	(164)	(77)
Net income (loss)	463	(1,506)	1,129	1,433
Basic earnings (loss) per common share:
Continuing operations	.05	.09	.12	.15
Discontinued operations	(.01)	(.23)	(.01)	(.02)
Net income (loss)	.04	(.14)	.11	.13
Diluted earnings (loss) per common share:
Continuing operations	.05	.09	.12	.15
Discontinued operations	(.01)	(.23)	(.01)	(.02)
Net income (loss)	.04	(.14)	.11	.13

2003
Revenues	$25,802	$28,028	$28,266	$28,487
Gross profit	7,887	8,953	8,173	8,278
Income from operations	2,009	2,207	1,823	1,086
Income (loss) from continuing operations	(323)	971	373	(2,084)
Income (loss) from discontinued operations	3	(209)	(257)	(26,753)
Net income (loss)	(320)	762	116	(28,837)
Basic earnings (loss) per common share
Continuing operations	(.03)	.09	.04	(.20)
Discontinued operations	—	(.02)	(.03)	(2.52)
Net income (loss)	(.03)	.07	.01	(2.72)
Diluted earnings (loss) per common share
Continuing operations	(.03)	.09	.04	(.20)
Discontinued operations	—	(.02)	(.03)	(2.52)
Net income (loss)	(.03)	.07	.01	(2.72)

The Company’s previously reported 2004 and 2003 quarterly results have been restated to reflect discontinued operations (see Note 2). The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as each quarterly computation is based upon the weighted average number of common shares outstanding during that period.

INDEX TO EXHIBITS

Exhibit
Number		Identification of Exhibit
2.1	—	Agreement and Plan of Merger dated May 7, 2001, as amended, among Industrial Holdings, Inc., T-3 Energy Services, Inc. and First Reserve Fund VIII, Limited Partnership (incorporated herein by reference to Annex I to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

2.2	—	Plan and Agreement of Merger dated December 17, 2001, between T-3 Energy Services, Inc. (“the Company”) and T-3 Combination Corp (incorporated herein by referenced to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

4.2	—	Warrants to purchase 30,000 shares of the Company’s Common Stock at $12.50 per share issued to SJMB, L.P. in connection with the acquisition of OF Acquisition, L.P. (incorporated herein by reference to Exhibit 4.3 to Industrial Holdings, Inc. Proxy Statement on Schedule 14A dated August 15, 2000).

4.3	—	Warrants to purchase 40,000 shares of the Company’s Common Stock for $12.50 per share issued to SJMB, LP in consideration of a bank guaranty provided on behalf of Industrial Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 – Exhibit A to Industrial Holdings, Inc. Proxy Statement on Schedule 14A dated August 15, 2000).

4.4	—	Warrants to purchase 75,000 shares of the Company’s Common Stock for $12.50 per share issued to SJMB, L.P. as compensation for consulting services (incorporated herein by reference to Exhibit 4.9 to the Company’s 2001 Annual Report on Form 10-K).

4.5	—	Warrants to purchase 30,000 shares of the Company’s Common Stock for $12.50 per share issued to Robert E. Cone as compensation (incorporated herein by reference to Exhibit 4.10 to the Company’s 2001 Annual Report on Form 10-K).

4.6	—	Form of warrant to purchase 325,000 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

10.1+	—	Employment Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.2+	—	Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s 2001 Annual Report on Form 10-K).

Exhibit
Number		Identification of Exhibit
10.3	—	Registration Rights Agreement dated December 17, 2001, among Industrial Holdings, Inc. and the Stockholders thereto (incorporated herein by reference to Exhibit 10.1 to Industrial Holdings, Inc. Report on Form 8-K dated December 31, 2001).

10.4	—	Asset Purchase Agreement dated October 26, 2001 among IHI, American Rivet Company, Inc. and ARC Acquisition Corp (incorporated herein by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated December 31, 2001).

10.5	—	Stock Purchase Agreement dated November 14, 2001 between IHI and GHX Acquisition Corp (incorporated herein by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated December 31, 2001).

10.6	—	Asset Purchase Agreement dated November 6, 2001 among IHI, Landreth Metal Forming, Inc. and Landreth Fastener Corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Report on Form 8-K dated December 31, 2001).

10.7	—	Stock Purchase Agreement dated November 15, 2001, among IHI, Donald Carlin and Robert E. Cone with respect to disposition of Beaird Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Report on Form 8-K dated December 31, 2001).

10.8	—	Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc. dated May 7, 2001 (incorporated herein by reference to Exhibit 2.1 to Industrial Holdings, Inc. Report on Form 10-Q dated May 15, 2001).

10.9+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to the Company’s Form S-8 filed November 18, 2002).

10.10	—	Purchase and Sale of Assets Agreement among Lone Star Fasteners, LP; LSS-Lone Star-Houston, Inc., Bolt Manufacturing Co., Inc. d/b/a Walker Bolt Manufacturing Company and WHIR Acquisition, Inc. d/b/a Ameritech Fastener Manufacturing and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 9, 2004).

10.11	—	Asset Purchase Agreement for Moores Machine Shop Assets dated as of May 31, 2004, among Moores Machine Shop, L.L.C., Moores Pump & Services, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 14, 2004).

10.12	—	Asset Purchase Agreement dated as of June 1, 2004, among TPS Acquisition, LLC, TPS Total Power Systems, Inc., Total Power Systems, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to

Exhibit
Number		Identification of Exhibit
Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 14, 2004).

10.13	—	Asset Purchase Agreement for Moores Pump & Services, Inc. Assets dated as of August 4, 2004, among Cormier-Millin, Inc., Moores Pump & Services, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 13, 2004).

10.14	—	First Amended and Restated Credit Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower, Wells Fargo Bank, National Association as Issuing Bank, as a Bank and as Lead Arranger and Agent for the Banks and the Banks (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.15	—	Amended and Restated Loan Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower and Wells Fargo Energy Capital, Inc. as Lender and as Agent for the Lenders and the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.16	—	First Amended and Restated Subordination and Intercreditor Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.17	—	Stock Purchase Agreement By and Among David Cannings, Linda Cannings, Southwoods Ranching & Developments Inc. (collectively, the Sellers) and T-3 Energy Services Canada, Inc. (the Purchaser) dated as of October 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2004).

14.1	—	Senior Executive Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s 2003 Annual Report on Form 10-K).

21.1*	—	Subsidiaries of the Company.

23.1*	—	Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* +	Filed herewith. Management contract or compensatory plan or arrangement