Form 10-Q
period 2005-03-31
T-3 ENERGY SERVICES INC
filed 2005-05-05
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number: 000-19580

T-3 ENERGY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0697390
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

7135 Ardmore, Houston, Texas (Address of Principal Executive Offices)	77054 (Zip Code)

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

     At May 5, 2005, the registrant had 10,581,986 shares of common stock outstanding.

FORM 10-Q

PART I

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$566	$95
Accounts receivable – trade, net	19,510	21,145
Inventories	18,181	16,399
Notes receivable, current portion	689	1,173
Deferred income taxes	2,189	2,086
Prepaids and other current assets	2,203	3,194

Total current assets	43,338	44,092

Property and equipment, net	19,336	19,632
Notes receivable, less current portion	365	365
Goodwill, net	73,070	73,229
Other intangible assets, net	3,238	3,445
Other assets	1,503	1,578

Total assets	$140,850	$142,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$11,150	$10,383
Accrued expenses and other	7,265	6,428
Current maturities of long-term debt	45	44

Total current liabilities	18,460	16,855

Long-term debt, less current maturities	15,024	18,824
Other long-term liabilities	118	130
Deferred income taxes	2,280	2,216

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 10,581,986 shares issued and outstanding at March 31, 2005 and December 31, 2004	11	11
Warrants, 517,862 issued and outstanding at March 31, 2005 and December 31, 2004	853	853
Additional paid-in capital	122,963	122,962
Retained deficit	(19,163)	(19,933)
Accumulated other comprehensive income	304	423

Total stockholders’ equity	104,968	104,316

Total liabilities and stockholders’ equity	$140,850	$142,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Products	$20,725	$17,434
Services	8,677	5,856

	29,402	23,290

Cost of revenues:
Products	12,178	12,462
Services	8,474	3,543

	20,652	16,005

Gross profit	8,750	7,285

Operating expenses	6,915	5,589

Income from operations	1,835	1,696

Interest expense	531	778

Interest income	23	14

Other (income) expense, net	16	(15)

Income from continuing operations before provision for income taxes	1,311	947

Provision for income taxes	574	360

Income from continuing operations	737	587

Income (loss) from discontinued operations, net of tax	33	(124)

Net income	$770	$463

Basic earnings (loss) per common share:
Continuing operations	$.07	$.05
Discontinued operations	—	(.01)

Net income per common share	$.07	$.04

Diluted earnings (loss) per common share:
Continuing operations	$.07	$.05
Discontinued operations	—	(.01)

Net income per common share	$.07	$.04

Weighted average common shares outstanding:
Basic	10,582	10,582

Diluted	10,634	10,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$770	$463
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(33)	124
Bad debt expense	79	128
Depreciation and amortization	878	630
Amortization of deferred loan costs	90	413
Loss on sale of assets	18	36
Deferred taxes	295	425
Amortization of stock compensation	1	2
Changes in assets and liabilities:
Accounts receivable – trade	1,539	2,586
Inventories, net	(1,796)	(1,301)
Prepaids and other current assets	988	89
Notes receivable	484	68
Other assets	(29)	6
Accounts payable – trade	761	730
Accrued expenses and other	849	(736)
Assets held for sale, net	—	(32)

Net cash provided by operating activities	4,894	3,631

Cash flows from investing activities:
Purchases of property and equipment	(472)	(216)
Proceeds from sales of property and equipment	54	91

Net cash used in investing activities	(418)	(125)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(3,788)	1,199
Payments on long-term debt	(11)	(12,246)

Net cash used in financing activities	(3,799)	(11,047)

Effect of exchange rate changes on cash and cash equivalents	(3)	—

Net cash provided by (used in) discontinued operations	(203)	7,775

Net increase in restricted cash	—	(99)

Net increase in cash and cash equivalents	471	135
Cash and cash equivalents, beginning of period	95	17

Cash and cash equivalents, end of period	$566	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net income	$770	$463

Other comprehensive income:
Foreign currency translation adjustment	(119)	—

Comprehensive income	$651	$463

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (“T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to reflect discontinued operations and to make them consistent with the current presentation format.

Stock-Based Compensation

     At March 31, 2005, the Company had a stock option plan, which is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$770	$463
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66)	(70)

Net income, as adjusted	$704	$393

Basic EPS:
As reported	$.07	$.04
As adjusted	$.07	$.04

Diluted EPS:
As reported	$.07	$.04
As adjusted	$.07	$.04

     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended March 31, 2005 and 2004 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.12%, respectively, expected volatility of 38.91% and 42.44%, respectively, expected life of 4 years for each period and no expected dividends. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions that may vary materially as a result of actual events.

2. DISCONTINUED OPERATIONS

     During the first quarter of 2004, the Company sold certain non-core assets within its Products segment. The Company received $7.4 million in cash at closing that was immediately used to pay down the term loan under its senior credit facility.

     During the second and third quarters of 2004, the Company sold all of the remaining assets within its Products segment, except for certain assets related to the Company’s custom coatings business, along with certain assets within its Pressure Control segment for approximately $2.5 million.

     The assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2005 and 2004. Due to the sale of substantially all of the assets of the Company’s Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Company’s Pressure Control segment, the Company realigned its operating segments during 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. See Note 2 to the Company’s consolidated financials statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information.

     Net revenues from discontinued operations for the three months ended March 31, 2005 and 2004 were $0 million and $6.3 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes was approximately $0.1 million and $(0.2) million, respectively.

3. INVENTORIES

     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$3,664	$3,197
Work in process	4,251	2,985
Finished goods and component parts	10,266	10,217

	$18,181	$16,399

4. DEBT

     On September 30, 2004, the Company amended and restated its senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can increase by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. The Company has capitalized $0.6 million of deferred loan costs in connection with the amended and restated senior credit facility. The Company expects to use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. As of March 31, 2005, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company’s assets.

     The amended and restated subordinated term loan increased the Company’s $12 million subordinated term loan with an additional advance of $3 million. The Company has capitalized $0.3 million of deferred loan costs in connection with the amended and restated subordinated term loan. The subordinated term loan bears interest at a fixed rate of 10% per annum and matures on September 30, 2008. The subordinated term loan provides, among other restrictions, that the Company comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. Also, the Company is not permitted to make principal payments on the subordinated term loan while the senior credit facility is outstanding. As of March 31, 2005, the Company was in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of the Company’s assets.

5. NEWLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that abnormal amounts be recognized as current period charges in all circumstances. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe the implementation of SFAS 151 will have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach to accounting for share-based payments in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123 (R) is effective at the beginning of the annual period beginning after June 15, 2005. The Company expects to adopt the standard on January 1, 2006. The Company is currently evaluating the impact this will have, but does not expect it to have a material impact on its financial condition, results of operations and cash flows.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109 and provides that the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under SFAS 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. The Company is currently evaluating the impact the adoption of FSP 109-1 and FSP 109-2 will have on its financial position, results of operations or cash flows.

6. EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.

     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three months ended March 31, 2005 and 2004, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Income from continuing operations	$737	$587
Income (loss) from discontinued operations	33	(124)

Net income	$770	$463

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	52	10

Weighted average common shares outstanding and Assumed conversions — diluted	10,634	10,592

Basic earnings (loss) per common share:
Continuing operations	$.07	$.05
Discontinued operations	—	(.01)

Net income per common share	$.07	$.04

Diluted earnings (loss) per common share:
Continuing operations	$.07	$.05
Discontinued operations	—	(.01)

Net income per common share	$.07	$.04

     For the three months ended March 31, 2005, there were 294,945 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2004, there were 584,379 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

7. REPORTABLE SEGMENTS

     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.

     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada. As discussed in Note 2, the Company sold substantially all of the assets of its Products segment, except for certain assets related to the Company’s custom coatings business, and accordingly, its results of operations for 2005 and 2004 have been reported as discontinued operations. In 2004, the Company realigned its operating segments due to the sale of substantially all of the assets of its Products reporting segment. Since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control reporting segment, the three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. Segment information for the three months ended

March 31, 2005 and 2004 is as follows:

		(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Three months ended March 31:
2005
Revenues	$19,782	$9,620	$—	$29,402
Depreciation and amortization	617	64	197	878
Income (loss) from operations	2,999	211	(1,375)	1,835
Capital expenditures	366	50	56	472
2004
Revenues	$15,256	$8,034	$—	$23,290
Depreciation and amortization	380	69	181	630
Income (loss) from operations	2,861	142	(1,307)	1,696
Capital expenditures	111	8	97	216

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

     At March 31, 2005, the Company had $1.3 million of letters of credit outstanding. This primarily consists of a $1.2 million standby letter of credit issued by Wells Fargo to secure the HSBC Bank Operating Loan, which is the revolving line of credit used for the Oilco Group of Canada’s (“Oilco”) daily operating requirements. This letter of credit has an effective date of December 2, 2004 and a maturity date of June 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of our historical results of operations and financial condition for the three months ended March 31, 2005 and 2004 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

     We have historically operated in three segments; however, during 2004, the Company sold substantially all of the assets of its Products segment, except for certain assets related to the Company’s custom coatings business. Accordingly, the Products segment’s results of operations have been reported as discontinued operations. Due to the sale of substantially all of the assets of the Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Pressure Control segment, the Company realigned its operating segments during 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. Our Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coatings to customers’ products used primarily in the oil and gas industry. Our Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. Our products and services have historically been sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region and Canada.

     The following table sets forth certain statistics that are reflective of recent historical market conditions:

	WTI	Henry Hub	United States	Gulf of Mexico	Canada
Quarter Ended:	Oil(1)	Gas(2)	Rig Count(3)	Rig Count (3)	Rig Count(3)
December 31, 2003	$31.18	$5.45	1,109	102	408
March 31, 2004	$34.77	$5.72	1,121	95	528
June 30, 2004	$38.32	$6.15	1,164	92	202
September 30, 2004	$43.89	$5.56	1,229	90	326
December 31, 2004	$48.30	$7.26	1,249	95	420
March 31, 2005	$49.90	$6.47	1,279	95	521

(1)	Source: Average price per barrel for the quarter calculated by us using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2)	Source: Average price per MM/BTU for the quarter calculated by us using daily data published on www.oilnergy.com.

(3)	Source: Average United States, Gulf of Mexico and Canada Rig Counts for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.

     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold, and to a lesser degree, Canada. The level of exploration and production, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling. The United States drilling rig count has increased steadily throughout 2004 and 2005. However, the average Gulf of Mexico rig counts remained relatively flat during 2004 and 2005.

     Our revenue growth will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico. The extent and timing of any recovery in the Gulf of Mexico market and gains in market share outside the Gulf of Mexico are not predictable. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that activity levels will increase throughout the remainder of 2005.

     We expect that we will be able to maintain our market share in the Gulf of Mexico and high-pressure gas markets. Because of the volatility of those markets, key aspects of our strategy to build stockholder value include expanding into international markets through agency agreements or acquisitions; acquiring products and services that complement our existing Pressure Control products and services in the manufacturing and aftermarket service arenas; emphasizing inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; completing strategic add-on Pressure Control acquisitions both domestically and internationally; and internally growing the Distribution segment domestically. By diversifying our revenue base to lessen our dependence on the Gulf of Mexico market, and expanding our products and services offered to both the domestic and international onshore drilling and production markets, we will seek to enhance our revenues and profitability. We expanded into the Canadian market with the acquisition of Oilco during the fourth quarter of 2004 and are beginning to see the benefits of this acquisition in 2005. We have increased our Pressure Control segment’s technical sales staff to improve our ability to service our customers and have begun to introduce new high quality pressure equipment in both the domestic and international onshore and offshore oil and gas markets. We will seek to increase market penetration and revenue increases during 2005 from these new products and service capabilities.

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

     These estimates may change as events occur, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2004.

Results of Operations

     The following table sets forth certain operating statement data for each of our segments for each of the periods presented (in thousands). Reclassifications have been made for discontinued operations to previously reported amounts to make them consistent with current presentation format.

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Pressure Control	$19,782	$15,256
Distribution	9,620	8,034

	29,402	23,290

Cost of revenues:
Pressure Control	13,376	10,110
Distribution	7,276	5,895

	20,652	16,005

Gross profit:
Pressure Control	6,406	5,146
Distribution	2,344	2,139

	8,750	7,285

Selling, general and administrative expenses:
Pressure Control	3,407	2,285
Distribution	2,133	1,997
Corporate	1,375	1,307

	6,915	5,589

Income (loss) from operations:
Pressure Control	2,999	2,861
Distribution	211	142
Corporate	(1,375)	(1,307)

	$1,835	$1,696

Three Months ended March 31, 2005 Compared with Three Months ended March 31, 2004

     Revenues. On a consolidated basis, revenues increased $6.1 million, or 26.2%, in 2005 compared to 2004. This increase was primarily attributable to increased revenues from certain Pressure Control products and services resulting from an improved United States onshore rig count, the purchase of Oilco during the fourth quarter of 2004, and increased pipe and valve distribution sales due to the addition of new distribution facilities during the third quarter of 2004 and improved market conditions during 2005.

     Revenues for the Pressure Control segment increased $4.5 million, or 29.7%, in 2005 compared to 2004. The increase was primarily attributable to increased revenues resulting from an improved United States onshore rig count and the purchase of Oilco during the fourth quarter of 2004.

     Revenues for the Distribution segment increased $1.6 million, or 19.7%, in 2005 compared to 2004 due to increased pipe and valve distribution sales due to the addition of new distribution facilities during the third quarter of 2004 and improved market conditions during 2005.

     Cost of Revenues. On a consolidated basis, cost of revenues increased $4.7 million, or 29.0%, in 2005 compared to 2004 as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 29.8% in 2005 compared to 31.3% in 2004. Gross profit margin was slightly lower on a consolidated basis in 2005 due to continued pricing pressure and the product mix sold and services performed in both segments. This decrease in gross profit margin was partially offset by the slightly improved margins from our onshore products and services.

     Cost of revenues for the Pressure Control segment increased $3.3 million, or 32.3%, in 2005 compared to 2004. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 32.4% in 2005 compared to 33.7% in 2004. Gross profit margin was lower in 2005 due to pricing pressure and the product mix sold and services performed during 2005. This decrease in gross profit margin was partially offset by the improved margins from our onshore products and services.

     Cost of revenues for the Distribution segment increased $1.4 million, or 23.4%, in 2005 compared to 2004, primarily due to the increase in revenues in 2005. Gross profit as a percentage of revenues was 24.4% in 2005 compared to 26.6% in 2004. Gross profit margin was lower in 2005 due to continued pricing pressure and the volume and mix of pipe and valve sales.

     Operating expenses. On a consolidated basis, operating expenses increased $1.3 million, or 23.7%, in 2005 compared to 2004. This increase was due to the increase in revenues described above. Operating expenses as a percentage of revenues were 23.5% in 2005 compared to 24.0% in 2004. This decrease in operating expenses as a percentage of revenues is due to cost reduction strategies, including lower overall self-insured medical costs, partially offset by increased external reporting and consulting costs.

     Operating expenses for the Pressure Control segment increased $1.1 million, or 49.1%, in 2005 compared to 2004. This increase was due to the increase in revenues described above. Operating expenses as a percentage of revenues were 17.2% in 2005 compared to 15.0% in 2004. The increase in operating expenses as a percentage of revenues was primarily a result of increased external reporting and consulting costs, increased allocation of self-insured medical costs and an increase in headcount.

     Operating expenses for the Distribution segment increased $0.1 million, or 6.8%, in 2005 compared to 2004. This increase was due to the increase in revenues described above. As a percentage of revenues, operating expenses decreased from 24.9% in 2004 to 22.2% in 2005, primarily because operating expenses did not increase proportionally with increases in revenues, and also as a result of decreased costs due to cost reduction strategies such as headcount reductions. This decrease was partially offset by increased external reporting and consulting costs and increased allocation of self-insured medical costs.

     Operating expenses for Corporate operations increased $0.1 million, or 5.2%, in 2005 compared to 2004. This increase was primarily attributable to increased external reporting and consulting costs. This increase was partially offset by cost reduction strategies, including lower self-insured medical costs.

     Interest Income. Interest income primarily was generated from seller notes receivable that arose in conjunction with the sale by Industrial Holdings, Inc. of several business units in 2001.

     Income Taxes. Income tax expense for 2005 was $0.6 million as compared to $0.4 million in 2004. The effective tax rate was 43.8% in 2005 compared to 38.0% in 2004, resulting from the effect of non-deductible expenses, primarily amortization of other intangible assets, and state income taxes, net of the Federal benefit provided.

     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $0.7 million in 2005 compared with $0.6 million in 2004 as a result of the foregoing factors.

     Discontinued operations. During 2004, we sold certain non-core assets within our Products segment. These assets constituted businesses and thus their results of operations have been reported in discontinued operations in 2005 and 2004.

Liquidity and Capital Resources

     At March 31, 2005, we had working capital of $24.9 million, current maturities of long-term debt of $0.05 million, long-term debt of $15.0 million and stockholders’ equity of $105.0 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to affiliates of First Reserve Corporation) and internally generated funds.

     Net Cash Provided by Operating Activities. For the three months ended March 31, 2005, net cash provided by operating activities was $4.9 million compared to $3.6 million provided in the same period in 2004. Cash provided by operations increased in 2005 as compared to 2004 because of decreased prepaids and other current assets, increased accrued expenses and other, and payments received on notes receivable. This increase was partially offset by increases in certain inventories, primarily work in process at March 31, 2005.

     Net Cash Used in Investing Activities. Principal uses of cash for the three months ended March 31, 2005 and 2004 were for capital expenditures. Investing activities used cash of $0.4 million in the three months ended March 31, 2005 compared to $0.1 million in the same period in 2004. For the three months ended March 31, 2005 and 2004, we made capital expenditures of approximately $0.5 million and $0.2 million, respectively.

     Net Cash Used in Financing Activities. Principal uses of cash in financing activities for the three months ended March 31, 2005 and 2004 included payments under credit facilities. Financing activities used net cash of $3.8 million in the three months ended March 31, 2005 compared to $11.0 million used in the same period in 2004. During 2005, we made net repayments on our revolving credit facility of $3.8 million compared to borrowings of $1.2 million in 2004. We also made principal payments of $0.01 million on our long-term debt, exclusive of our revolving credit facility, compared to $12.2 million in 2004.

     Net Cash Provided by (Used In) Discontinued Operations. For the three months ended March 31, 2005, net cash used in discontinued operations was $0.2 million compared to $7.8 million provided by discontinued operations in the same period in 2004. Cash was provided by discontinued operations in 2004 primarily due to our receipt of $7.4 million in cash in February 2004 upon the sales of assets of these operations.

     Principal Debt Instruments. As of March 31, 2005, we had an aggregate of $15.1 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of March 31, 2005, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for our senior credit facility, our availability under our revolving credit facility was limited to $35.0 million.

     On September 30, 2004, we amended and restated our senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We have capitalized $0.6 million of deferred loan costs in connection with the amended and restated senior credit facility. We expect to use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At March 31, 2005, the senior credit facility bore interest at 6.5%, with interest payable quarterly. The effective interest rate, including amortization of deferred loan costs, was 30.9%. The effective interest rate, excluding amortization of deferred loan costs, was 12.0%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. As of March 31, 2005, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.

     The amended and restated subordinated term loan increased our $12 million subordinated term loan with an additional advance of $3 million. We have capitalized $0.3 million of deferred loan costs in connection with the amended and restated subordinated term loan. The subordinated term loan bears interest at a fixed rate of 10% per annum and matures on September 30, 2008. The effective interest rate, including amortization of deferred loan costs, was 10.7%. The subordinated term loan provides, among other restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. Also, we are not permitted to make principal payments on the subordinated term loan while the senior credit facility is outstanding. As of March 31, 2005, we were in compliance with the covenants under the subordinated term loan. The subordinated term loan is collateralized by a second lien on substantially all of our assets.

     We believe that cash generated from operations and amounts available under our amended and restated senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

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

     A summary of our outstanding contractual obligations and other commercial commitments at March 31, 2005 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
Long-term debt	$15,069	$45	$24	$15,000	$—
Letters of credit	1,304	1,304	—	—	—
Operating leases	5,420	1,622	2,536	1,094	168

Total contractual obligations	$21,793	$2,971	$2,560	$16,094	$168

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

     Our ability to deliver our growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to innovate our products and services, and to obtain technologically advanced products through internal research and development and/or acquisitions. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our forward-looking statements in this regard have assumed successful commercialization of, and growth from, these new products and services.

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill.

     As of March 31, 2005, we had approximately $73.1 million of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in impairment charges and therefore adversely affect our results.

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

     We are exposed to some market risk due to the floating interest rate under our amended and restated revolving credit facility. As of March 31, 2005, our revolving credit facility, whose interest rate floats with prime or LIBOR, did not have a balance. A 1.0% increase in interest rates would not result in any increase in interest expense on the existing principal balances.

     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.1 million adjustment to our equity account for the three months ended March 31, 2005 to reflect the net impact of the change in foreign currency exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

     There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     The Company is involved in various claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to currently determine the ultimate costs that may be incurred, the Company believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May 2005.

T-3 ENERGY SERVICES, INC.
By:	/s/ MICHAEL T. MINO

Michael T. Mino (Chief Financial Officer and Vice President)

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