Form 10-Q
period 2005-06-30
T-3 ENERGY SERVICES INC
filed 2005-08-04
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___to ___
Commission file number: 000-19580
T-3 ENERGY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0697390
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

7135 Ardmore, Houston, Texas	77054
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s telephone number, including area code): (713) 996-4110
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 4, 2005, the registrant had 10,581,986 shares of common stock outstanding.

FORM 10-Q
PART I

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313	$95
Accounts receivable – trade, net	23,139	21,145
Inventories	19,657	16,399
Notes receivable, current portion	490	1,173
Deferred income taxes	2,072	2,086
Prepaids and other current assets	1,237	3,194

Total current assets	46,908	44,092

Property and equipment, net	19,014	19,632
Notes receivable, less current portion	352	365
Goodwill, net	72,935	73,229
Other intangible assets, net	3,038	3,445
Other assets	1,116	1,578

Total assets	$143,363	$142,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$12,834	$10,383
Accrued expenses and other	6,955	6,428
Current maturities of long-term debt	289	44

Total current liabilities	20,078	16,855

Long-term debt, less current maturities	13,685	18,824
Other long-term liabilities	106	130
Deferred income taxes	2,235	2,216

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized at June 30, 2005 and 50,000,000 shares authorized at December 31, 2004, 10,581,986 shares issued and outstanding at June 30, 2005 and December 31, 2004	11	11
Warrants, 327,862 issued and outstanding at June 30, 2005 and 517,862 issued and outstanding at December 31, 2004	644	853
Additional paid-in capital	123,174	122,962
Retained deficit	(16,796)	(19,933)
Accumulated other comprehensive income	226	423

Total stockholders’ equity	107,259	104,316

Total liabilities and stockholders’ equity	$143,363	$142,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Products	$23,090	$22,379	$43,815	$39,864
Services	11,054	5,860	19,731	11,665

	34,144	28,239	63,546	51,529

Cost of revenues:
Products	15,674	15,869	30,725	28,387
Services	6,683	4,032	12,284	7,519

	22,357	19,901	43,009	35,906

Gross profit	11,787	8,338	20,537	15,623

Operating expenses	7,319	6,274	14,234	11,863

Income from operations	4,468	2,064	6,303	3,760

Interest expense	793	558	1,324	1,336

Interest income	31	99	54	113

Other (income) expense, net	3	73	19	58

Income from continuing operations before provision for income taxes	3,703	1,532	5,014	2,479

Provision for income taxes	1,331	597	1,905	957

Income from continuing operations	2,372	935	3,109	1,522

Income (loss) from discontinued operations, net of tax	(5)	(2,441)	28	(2,565)

Net income (loss)	$2,367	$(1,506)	$3,137	$(1,043)

Basic earnings (loss) per common share:
Continuing operations	$.22	$.09	$.29	$.14

Discontinued operations	$—	$(.23)	$.01	$(.24)

Net income (loss) per common share	$.22	$(.14)	$.30	$(.10)

Diluted earnings (loss) per common share:
Continuing operations	$.22	$.09	$.29	$.14

Discontinued operations	$—	$(.23)	$.01	$(.24)

Net income (loss) per common share	$.22	$(.14)	$.30	$(.10)

Weighted average common shares outstanding:
Basic	10,582	10,582	10,582	10,582

Diluted	10,620	10,587	10,624	10,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,137	$(1,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(28)	2,565
Bad debt expense	140	246
Depreciation and amortization	1,747	1,271
Amortization of deferred loan costs	173	590
Write-off of deferred loan costs	370	—
Loss on sale of assets	18	137
Write-down of other intangible assets, net	—	150
Deferred taxes	254	(530)
Amortization of stock compensation	3	3
Changes in assets and liabilities:
Accounts receivable – trade	(2,183)	(1,729)
Inventories, net	(3,287)	(3,517)
Prepaids and other current assets	1,958	1,196
Notes receivable	696	106
Other assets	(109)	11
Accounts payable – trade	2,438	2,625
Accrued expenses and other	545	(52)
Assets held for sale, net	—	119

Net cash provided by operating activities	5,872	2,148

Cash flows from investing activities:
Purchases of property and equipment	(833)	(998)
Proceeds from sales of property and equipment	58	491

Net cash used in investing activities	(775)	(507)

Cash flows from financing activities:
Net borrowings under revolving credit facility	10,128	1,295
Payments on long-term debt	(15,022)	(12,256)

Net cash used in financing activities	(4,894)	(10,961)

Effect of exchange rate changes on cash and cash equivalents	17	—

Net cash provided by (used in) discontinued operations	(2)	9,258

Net decrease in restricted cash	—	72

Net increase in cash and cash equivalents	218	10
Cash and cash equivalents, beginning of period	95	17

Cash and cash equivalents, end of period	$313	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$2,367	$(1,506)	$3,137	$(1,043)

Other comprehensive income (loss):
Foreign currency translation adjustment	(78)	—	(197)	—

Comprehensive income (loss)	$2,289	$(1,506)	$2,940	$(1,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (“T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. A reclassification has been made to the condensed consolidated statement of operations for the six months ended June 30, 2005 to conform to prior-year presentation. Certain cost of revenues of $2,873,000 have been reclassified from services to products for the three months ended March 31, 2005, and have been reflected in the six months ended June 30, 2005 condensed consolidated statement of operations. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
     At June 30, 2005, the Company had a stock option plan, which is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$2,367	$(1,506)	$3,137	$(1,043)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	542	14	476	(56)

Net income (loss), as adjusted	$2,909	$(1,492)	$3,613	$(1,099)

Basic EPS:
As reported	$.22	$(.14)	$.30	$(.10)
As adjusted	$.27	$(.14)	$.34	$(.10)

Diluted EPS:
As reported	$.22	$(.14)	$.30	$(.10)
As adjusted	$.27	$(.14)	$.34	$(.10)
     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended June 30, 2005 and 2004 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.12%, respectively, expected volatility of 38.91% and 42.44%, respectively, expected life of 4 years for each period and no expected dividends. The following assumptions for the six months ended June 30, 2005 and 2004 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.12%, respectively, expected volatility of 38.91% and 42.44%, respectively, expected life of 4 years for each period and no expected dividends. For the three and six months ended June 30, 2005, the effect on stock-based employee compensation was a benefit due to forfeitures of 185,000 options during the three months ended June 30, 2005. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions that may vary materially as a result of actual events.
Newly Issued Accounting Standards
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
     In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its consolidated financial statements.
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
     The assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2005 and 2004. Due to the sale of substantially all of the assets of the Company’s Products segment and since the Company’s custom coatings business is insignificant to the consolidated results of the Company and also has similar economic characteristics, customers and products to the Company’s Pressure Control segment, the Company realigned its operating segments during 2004. The three historical reporting segments of Pressure Control, Products and Distribution now operate under two reporting segments: Pressure Control and Distribution. Accordingly, all historical segment results reflect the new operating structure. See Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information.
     Net revenues from discontinued operations for the three months ended June 30, 2005 and 2004 were $0 million and $2.5 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes was approximately $0 million and $(3.5) million, respectively. Net revenues from discontinued operations for the six months ended June 30, 2005 and 2004 were $0 million and $8.8 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes was approximately $0.1 million and $(3.7) million, respectively.

3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$3,894	$3,197
Work in process	5,026	2,985
Finished goods and component parts	10,737	10,217

	$19,657	$16,399

4. DEBT
     During May 2005, the Company received consents from its senior lenders to repay the Company’s $15 million amended and restated subordinated term loan using advances made from its amended and restated senior credit facility. This debt extinguishment resulted in a write-down of deferred loan costs of approximately $0.4 million and such costs have been classified as interest expense in the Company’s 2005 results of operations.
     The Company’s amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. As of June 30, 2005, the Company had $13.7 million borrowed under its senior credit facility. See Note 6 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information related to the Company’s debt.
5. EARNINGS (LOSS) PER SHARE
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three and six months ended June 30, 2005 and 2004, as follows (in thousands except per share data):

	Three Months Ended
	June 30,
	2005	2004
Numerator:
Income from continuing operations	$2,372	$935
Income (loss) from discontinued operations	(5)	(2,441)

Net income (loss)	$2,367	$(1,506)

Denominator:
Weighted average common shares outstanding – basic	10,582	10,582
Shares for dilutive stock options	38	5

Weighted average common shares outstanding and Assumed conversions – diluted	10,620	10,587

Basic earnings (loss) per common share:
Continuing operations	$.22	$.09
Discontinued operations	—	(.23)

Net income (loss) per common share	$.22	$(.14)

Diluted earnings (loss) per common share:
Continuing operations	$.22	$.09
Discontinued operations	—	(.23)

Net income (loss) per common share	$.22	$(.14)

     For the three months ended June 30, 2005, there were 159,336 options and 327,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2004, there were 584,379 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2005	2004
Numerator:
Income from continuing operations	$3,109	$1,522
Income (loss) from discontinued operations	28	(2,565)

Net income (loss)	$3,137	$(1,043)

Denominator:
Weighted average common shares outstanding – basic	10,582	10,582
Shares for dilutive stock options	42	6

Weighted average common shares outstanding and Assumed conversions – diluted	10,624	10,588

Basic earnings (loss) per common share:
Continuing operations	$.29	$.14
Discontinued operations	.01	(.24)

Net income (loss) per common share	$.30	$(.10)

Diluted earnings (loss) per common share:
Continuing operations	$.29	$.14
Discontinued operations	.01	(.24)

Net income (loss) per common share	$.30	$(.10)

     For the six months ended June 30, 2005, there were 159,336 options and 327,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2004, there were 584,379 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
6. REPORTABLE SEGMENTS
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.
     The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segments. Inter-segment revenues are not material. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada. The Company operates under two reporting segments: Pressure Control and Distribution. Segment information for the three and six months ended June 30, 2005 and 2004 is as follows:

		(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Three months ended June 30:
2005
Revenues	$25,039	$9,105	$—	$34,144
Depreciation and amortization	603	66	200	869
Income (loss) from operations	6,128	144	(1,804)	4,468
Capital expenditures	163	36	162	361
2004
Revenues	$16,783	$11,456	$—	$28,239
Depreciation and amortization	390	65	186	641
Income (loss) from operations	2,877	842	(1,655)	2,064
Capital expenditures	249	360	173	782

		(dollars in thousands)
	Pressure
	Control	Distribution	Corporate	Consolidated
Six months ended June 30:
2005
Revenues	$44,821	$18,725	$—	$63,546
Depreciation and amortization	1,220	130	397	1,747
Income (loss) from operations	9,127	355	(3,179)	6,303
Capital expenditures	529	86	218	833
2004
Revenues	$32,039	$19,490	$—	$51,529
Depreciation and amortization	770	134	367	1,271
Income (loss) from operations	5,738	984	(2,962)	3,760
Capital expenditures	360	368	270	998
7. CONTINGENCIES
     The Company is, from time to time, involved in various legal actions arising in the normal course of business. In December 2001, a lawsuit was filed against the Company in the 14th Judicial District Court of Calcasieu Parish, Louisiana. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $5 million related to repairs and activities associated with the product failure and have also claimed unspecified damages with respect to certain expenses, loss of production and damage to the reservoir. In June 2003, a lawsuit was filed against the Company in the 61st Judicial District of Harris County, Texas. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective. The plaintiffs initially alleged repair and replacement damages of $0.3 million. During the three months ended June 30, 2005, the plaintiffs alleged production damages in the range of $3 to $5 million. The Company has tendered the defense of these claims under its comprehensive general liability insurance policy and its umbrella policy. Management does not believe that the outcomes of such legal actions involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. T-3 has been identified as a potentially responsible party with respect to one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act and similar state laws. The Company’s involvement at this site is believed to have been minimal. Because it is early in the process, no determination of the Company’s actual liability can be made at this time. As such, management has not currently accrued for any future remediation costs related to this site. However, based upon the Company’s involvement with this site, management does not expect that its share of remediation costs will have a material impact on its financial position, results of operations or cash flows.
     In July 2001, the Company discovered preliminary information concerning deep soil contamination at one of its leased facilities. This preliminary information is limited, and the contamination source has not yet been identified. The Company has informed the landlord of the existence of the contamination and has requested that it remediate the property as required by the lease. Management expects that the landlord will comply with its obligations under the lease to investigate the environmental condition and take any action required under applicable laws. Management does not believe that the Company has contributed to or is responsible for remediation of the site.
     At June 30, 2005, the Company had $1.3 million of letters of credit outstanding. This primarily consists of a $1.2 million standby letter of credit issued by Wells Fargo to secure the HSBC Bank Operating Loan, which is the revolving line of credit used for the Oilco Group of Canada’s (“Oilco”) daily operating requirements. This letter of credit has an effective date of December 2, 2004 and a maturity date of September 15, 2005.

8. STOCKHOLDERS’ EQUITY
Authorized Shares
     At the 2005 Annual Meeting of stockholders held on June 1, 2005, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock from 50,000,000 to 25,000,000. At June 30, 2005, the Company’s authorized capital stock consisted of 25,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock, par value $.001 per share.
Warrants
     During June 2005, warrants to acquire 190,000 shares of the Company’s common stock expired. At June 30, 2005, warrants to acquire 327,862 shares of common stock at $12.80 per share remain outstanding. These outstanding warrants are currently exercisable and expire on December 17, 2011.
9. RECENT EVENTS
     On June 20, 2005, the Company announced that it had retained Simmons & Company International to assist in evaluating strategic alternatives to enhance stockholder value. There can be no assurance that any transaction will be entered into or completed as a result of this process.
     On July 20, 2005, the Company completed a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. The Company and SYMMSA have agreed to incorporate T-3 Energy Services Mexico, S. de R.L. de C.V. (the “Joint Venture”), which will be operated and controlled by both parties in equal percentages. Under the terms of the agreement, the Company will provide the Joint Venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA will provide the Joint Venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and will assist the Joint Venture in its marketing and sales efforts in Mexico.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of our historical results of operations and financial condition for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K.
     We operate under two reporting segments: Pressure Control and Distribution. Our Pressure Control segment manufactures, remanufactures and repairs high pressure, severe service products, including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coatings to customers’ products used primarily in the oil and gas industry. Our Distribution segment engages in the specialty distribution of pipes, valves, stud bolts, gaskets and other ancillary products. Our products and services have historically been sold primarily to customers in the upstream and downstream oil and gas industry located in the Texas and Louisiana Gulf Coast region and Canada.
     The following table sets forth certain statistics that are reflective of recent historical market conditions:

	WTI	Henry Hub	United States	Gulf of Mexico	Canada
Quarter Ended:	Oil(1)	Gas(2)	Rig Count(3)	Rig Count(3)	Rig Count(3)
December 31, 2003	$31.18	$5.45	1,109	102	408
March 31, 2004	$34.77	$5.72	1,121	95	528
June 30, 2004	$38.32	$6.15	1,164	92	202
September 30, 2004	$43.89	$5.56	1,229	90	326
December 31, 2004	$48.30	$7.26	1,249	95	420
March 31, 2005	$49.90	$6.47	1,279	95	521
June 30, 2005	$53.11	$6.95	1,336	90	241

(1)	Source: Average price per barrel for the quarter calculated by us using daily data published by the United States Department of Energy on its website, www.eia.doe.gov.

(2)	Source: Average price per MM/BTU for the quarter calculated by us using daily data published on www.oilnergy.com.

(3)	Source: Average United States, Gulf of Mexico and Canada Rig Counts for the quarter calculated by us using weekly data published by Baker Hughes Incorporated.
     Demand for our products and services is cyclical and dependent upon activity in the oil and gas industry and the profitability, cash flow and willingness of oil and gas companies and drilling contractors to spend capital on the exploration, development and production of oil and gas reserves in the Gulf of Mexico and the United States Gulf Coast regions where our products and services are primarily sold, and to a lesser degree, Canada and Mexico. The level of exploration and production, especially in the Gulf of Mexico, is highly sensitive to current and projected oil and natural gas prices, which have historically been characterized by significant volatility. Over the last several years, the United States drilling rig count has fluctuated due to world economic and political trends that influence the supply and demand for energy, the price of oil and natural gas and the level of exploration and drilling. The United States drilling rig count has increased steadily throughout 2004 and 2005. However, the average Gulf of Mexico rig counts remained relatively flat during 2004 and 2005.
     Our revenue growth will continue to be heavily dependent upon the timing and strength of the recovery in the Gulf of Mexico market and our gains in market share outside the Gulf of Mexico, including our Canadian operations and any future revenues generated from our newly formed joint participation agreement with SYMMSA. The extent and timing of any recovery in the Gulf of Mexico market and gains in market share outside the Gulf of Mexico are not predictable. As illustrated in the table above, the market price of oil and gas alone is not an indicator of a recovery in these markets. Many external factors, including world economic and political conditions, quotas established by OPEC (Organization of Petroleum Exporting Countries) and weather conditions, will influence the recovery and continued strength of the industry. Based on our assessment of external factors and our current levels of inquiry and quotation, we believe that activity levels will increase throughout the remainder of 2005.
     We expect that we will be able to maintain our market share in the Gulf of Mexico and Canada, and the high-pressure gas markets. Because of the volatility of those markets, key aspects of our strategy to build stockholder value include expanding into international markets through joint ventures, agency agreements or acquisitions; acquiring products and services that complement our existing Pressure Control products and services in the manufacturing and aftermarket service arenas; emphasizing inter-company coordination through bundled products and services, combined sales efforts and inter-company purchases; completing strategic add-on Pressure Control acquisitions both domestically and internationally; and internally growing the Distribution segment domestically. By diversifying our revenue base to lessen our dependence on the Gulf of Mexico market, and expanding our products and services offered to both the domestic and international onshore drilling and production markets, we will seek to enhance our revenues and profitability. We expanded into the Canadian market with the acquisition of Oilco during the fourth quarter of 2004 and began to see the benefits of this acquisition during the first half of 2005. We have increased our Pressure Control segment’s technical sales staff to improve our ability to service our customers and have begun to introduce new high quality pressure equipment in both the domestic and international onshore and offshore oil and gas markets. We continue to seek to increase market penetration and revenue increases during 2005 from these new products and service capabilities. During July 2005, we expanded into Mexico by entering into a joint participation agreement with SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico.
     On June 20, 2005, we announced that the Company had retained Simmons & Company International to assist in evaluating strategic alternatives to enhance stockholder value. There can be no assurance that any transaction will be entered into or completed as a result of this process.
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

Results of Operations
     The following table sets forth certain operating statement data for each of our segments for each of the periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Pressure Control	$25,039	$16,783	$44,821	$32,039
Distribution	9,105	11,456	18,725	19,490

	34,144	28,239	63,546	51,529

Cost of revenues:
Pressure Control	15,361	11,228	28,737	21,338
Distribution	6,996	8,673	14,272	14,568

	22,357	19,901	43,009	35,906

Gross profit:
Pressure Control	9,678	5,555	16,084	10,701
Distribution	2,109	2,783	4,453	4,922

	11,787	8,338	20,537	15,623

Operating expenses:
Pressure Control	3,550	2,678	6,957	4,963
Distribution	1,965	1,941	4,098	3,938
Corporate	1,804	1,655	3,179	2,962

	7,319	6,274	14,234	11,863

Income (loss) from operations:
Pressure Control	6,128	2,877	9,127	5,738
Distribution	144	842	355	984
Corporate	(1,804)	(1,655)	(3,179)	(2,962)

	$4,468	$2,064	$6,303	$3,760

Three Months ended June 30, 2005 Compared with Three Months ended June 30, 2004
     Revenues. On a consolidated basis, revenues increased $5.9 million, or 20.9%, in 2005 compared to 2004. This increase was primarily attributable to increased revenues from Pressure Control products and services resulting from increased activity in the oil and gas industry and the purchase of Oilco during the fourth quarter of 2004. This increase was partially offset by decreased pipe and valve distribution sales due to increased competition.
     Revenues for the Pressure Control segment increased $8.3 million, or 49.2%, in 2005 compared to 2004. The increase was primarily attributable to increased revenues resulting from increased activity in the oil and gas industry and the purchase of Oilco during the fourth quarter of 2004.
     Revenues for the Distribution segment decreased $2.4 million, or 20.5%, in 2005 compared to 2004 due to decreased pipe and valve distribution sales. These decreased sales are primarily a result of increased competition in two major market areas and the loss of a few key customers due to this competition .
     Cost of Revenues. On a consolidated basis, cost of revenues increased $2.4 million, or 12.3%, in 2005 compared to 2004 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 34.5% in 2005 compared to 29.5% in 2004. Gross profit margin was higher on a consolidated basis in 2005 due to improved pricing as a result of the increase in activity in the oil and gas industry for our Pressure Control products and services, the mix between products and service revenues, and cost reduction strategies taking effect in 2005, including lower self-insured medical costs. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004. The gross profit margin improvement in 2005 attributable to the Pressure Control products and services was partially offset by a decrease in margin in the volume and mix of pipe and valve sales.
     Cost of revenues for the Pressure Control segment increased $4.1 million, or 36.8%, in 2005 compared to 2004. The increase is primarily a result of the increase in revenues described above. Gross profit as a percentage of revenues was 38.7% in 2005 compared to 33.1% in 2004. Gross profit margin was higher in 2005 due to improved pricing as a result of the increase in activity in the oil and gas industry for our products and services, the mix between products and service revenues, and cost reduction strategies taking effect in 2005, including lower self-insured medical costs. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004.
     Cost of revenues for the Distribution segment decreased $1.7 million, or 19.3%, in 2005 compared to 2004, primarily due to the decrease in revenues in 2005. Gross profit as a percentage of revenues was 23.2% in 2005 compared to 24.3% in 2004. Gross profit margin was slightly lower in 2005 due to the volume and mix of pipe and valve sales.
     Operating expenses. On a consolidated basis, operating expenses increased $1.0 million, or 16.7%, in 2005 compared to 2004. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 21.4% in 2005 compared to 22.2% in 2004. This decrease in operating expenses as a percentage of revenues is due to cost reduction strategies having more of an effect in 2005, including lower overall self-insured medical costs, partially offset by increased regulatory requirements and consulting costs.
     Operating expenses for the Pressure Control segment increased $0.9 million, or 32.6%, in 2005 compared to 2004. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 14.2% in 2005 compared to 16.0% in 2004. The decrease in operating expenses as a percentage of revenues was primarily a result of cost reduction strategies having more of an effect in 2005, including lower overall self-insured medical costs, partially offset by increased regulatory requirements and consulting costs.
     Operating expenses for the Distribution segment were consistent between 2005 and 2004. As a percentage of revenues, operating expenses increased from 16.9% in 2004 to 21.6% in 2005, primarily because operating expenses did not decrease proportionally with decreases in revenues, and also as a result of increased regulatory requirements and consulting costs.
     Operating expenses for Corporate operations increased $0.1 million, or 9.0%, in 2005 compared to 2004. This increase was primarily attributable to increased regulatory requirements and consulting costs. This increase was partially offset by cost reduction strategies having more of an effect in 2005, including lower self-insured medical costs.
     Interest Expense. Interest expense for 2005 was $0.8 million compared to $0.6 million in 2004. The increase was primarily attributable to the write-down of deferred loan costs of $0.4 million resulting from the repayment of the subordinated term loan in May 2005.
     Income Taxes. Income tax expense for 2005 was $1.3 million as compared to $0.6 million in 2004. The increase was primarily due to an increase in income before taxes. The effective tax rate was 35.9% in 2005 compared to 39.0% in 2004, resulting from a lower effective tax rate attributable to our foreign operations.
     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $2.4 million in 2005 compared with $0.9 million in 2004 as a result of the foregoing factors.

     Discontinued operations. During 2004, we sold certain non-core assets within our Products segment. These assets constituted businesses and thus their results of operations have been reported as discontinued operations in 2005 and 2004.
Six Months ended June 30, 2005 Compared with Six Months ended June 30, 2004
     Revenues. On a consolidated basis, revenues increased $12.0 million, or 23.3%, in 2005 compared to 2004. This increase was primarily attributable to increased revenues from Pressure Control products and services resulting from increased activity in the oil and gas industry and the purchase of Oilco during the fourth quarter of 2004. This increase was partially offset by decreased pipe and valve distribution sales due to increased competition.
     Revenues for the Pressure Control segment increased $12.8 million, or 39.9%, in 2005 compared to 2004. The increase was primarily attributable to increased revenues resulting from increased activity in the oil and gas industry and the purchase of Oilco during the fourth quarter of 2004.
     Revenues for the Distribution segment decreased $0.8 million, or 3.9%, in 2005 compared to 2004 due to decreased pipe and valve distribution sales. These decreased sales are primarily a result of increased competition in two major market areas and the loss of a few key customers due to this competition.
     Cost of Revenues. On a consolidated basis, cost of revenues increased $7.1 million, or 19.8%, in 2005 compared to 2004 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 32.3% in 2005 compared to 30.3% in 2004. Gross profit margin was higher on a consolidated basis in 2005 due to improved pricing as a result of the increase in activity in the oil and gas industry for our Pressure Control products and services, the mix between products and service revenues, and cost reduction strategies taking effect in 2005, including lower self-insured medical costs. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004.
     Cost of revenues for the Pressure Control segment increased $7.4 million, or 34.7%, in 2005 compared to 2004. The increase is primarily due to the increase in revenues described above. Gross profit as a percentage of revenues was 35.9% in 2005 compared to 33.4% in 2004. Gross profit margin was higher in 2005 due to improved pricing as a result of the increase in activity in the oil and gas industry for our products and services, the mix between products and service revenues, and cost reduction strategies taking effect in 2005, including lower self-insured medical costs. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004.
     Cost of revenues for the Distribution segment decreased $0.3 million, or 2.0%, in 2005 compared to 2004, primarily due to the decrease in revenues in 2005. Gross profit as a percentage of revenues was 23.8% in 2005 compared to 25.3% in 2004. Gross profit margin was lower in 2005 due to the volume and mix of pipe and valve sales.
     Operating expenses. On a consolidated basis, operating expenses increased $2.4 million, or 20.0%, in 2005 compared to 2004. This increase was primarily due to the increase in revenues described above. Operating expenses as a percentage of revenues were 22.4% in 2005 compared to 23.0% in 2004. This decrease in operating expenses as a percentage of revenues is due to cost reduction strategies having more of an effect in 2005, including lower overall self-insured medical costs, partially offset by increased regulatory requirements and consulting costs.
     Operating expenses for the Pressure Control segment increased $2.0 million, or 40.2%, in 2005 compared to 2004. This increase was primarily due to the increase in revenues described above. Operating expenses as a percentage of revenues were 15.5% in 2005 and 2004.
     Operating expenses for the Distribution segment increased $0.2 million, or 4.0%, in 2005 compared to 2004. As a percentage of revenues, operating expenses increased from 20.2% in 2004 to 21.9% in 2005, primarily because operating expenses did not decrease proportionally with decreases in revenues, and also as a result of increased regulatory requirements and consulting costs.
     Operating expenses for Corporate operations increased $0.2 million, or 7.3%, in 2005 compared to 2004. This increase was primarily attributable to increased regulatory requirements and consulting costs. This increase was partially offset by cost reduction strategies having more of an effect in 2005, including lower self-insured medical costs.
     Interest Expense. Interest expense was $1.3 million for both 2005 and 2004. Interest expense for 2005 included the write-down of deferred loan costs of $0.4 million, which was offset by lower interest rates and debt levels during 2005.
     Income Taxes. Income tax expense for 2005 was $1.9 million as compared to $1.0 million in 2004. The increase was primarily due to an increase in income before taxes. The effective tax rate was 38.0% in 2005 compared to 38.6% in 2004.
     Income from Continuing Operations. On a consolidated basis, net income from continuing operations was $3.1 million in 2005 compared with $1.5 million in 2004 as a result of the foregoing factors.
     Discontinued operations. During 2004, we sold certain non-core assets within our Products segment. These assets constituted businesses and thus their results of operations have been reported as discontinued operations in 2005 and 2004.
Liquidity and Capital Resources
     At June 30, 2005, we had working capital of $26.8 million, current maturities of long-term debt of $0.3 million, long-term debt of $13.7 million and stockholders’ equity of $107.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to affiliates of First Reserve Corporation) and internally generated funds.
     Net Cash Provided by Operating Activities. For the six months ended June 30, 2005, net cash provided by operating activities was $5.9 million compared to $2.1 million provided in the same period in 2004. Cash provided by operations increased in 2005 as compared to 2004 because of increased sales activity and improved collections of accounts receivable.
     Net Cash Used in Investing Activities. Principal uses of cash for the six months ended June 30, 2005 and 2004 were for capital expenditures. Investing activities used cash of $0.8 million in the six months ended June 30, 2005 compared to $0.5 million in the same period in 2004. For the six months ended June 30, 2005 and 2004, we made capital expenditures of approximately $0.8 million and $1.0 million, respectively.
     Net Cash Used in Financing Activities. Principal uses of cash in financing activities for the six months ended June 30, 2005 and 2004 included payments on our long-term debt. Financing activities used net cash of $4.9 million in the six months ended June 30, 2005 compared to $11.0 million used in the same period in 2004. During 2005, we made principal payments of $15.0 million on our subordinated term loan compared to $12.3 million on our long-term debt in 2004. We also made net borrowings on our revolving credit facility of $10.1 million during 2005 compared to borrowings of $1.3 million in 2004.
     Net Cash Provided by (Used In) Discontinued Operations. For the six months ended June 30, 2005, net cash used in discontinued operations was $2,000 compared to $9.3 million provided by discontinued operations in the same period in 2004. Cash was provided by discontinued operations in 2004 primarily due to our receipt of $7.4 million in cash in February 2004, $1.0 million in cash in May 2004 and $0.4 million in cash in June 2004 upon the sales of these operations.

     Principal Debt Instruments. As of June 30, 2005, we had an aggregate of $14.0 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of June 30, 2005, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for our senior credit facility, our availability under our revolving credit facility was limited to $28.9 million.
     During May 2005, we received consents from our senior lenders to repay the $15 million amended and restated subordinated term loan using advances made from our amended and restated senior credit facility. Our amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million). As of June 30, 2005, we had $13.7 million borrowed under our senior credit facility. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At June 30, 2005, the senior credit facility bore interest ranging from 5.06% to 6.75%, with interest payable quarterly. The effective interest rate, including amortization of deferred loan costs, was 14.9%. The effective interest rate, excluding amortization of deferred loan costs, was 9.9%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with certain financial covenants, including a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, maximum leverage and senior leverage ratios. As of June 30, 2005, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
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
     A summary of our outstanding contractual obligations and other commercial commitments at June 30, 2005 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$13,974	$289	$13,685	$—	$—
Letters of credit	1,290	1,290	—	—	—
Operating leases	5,006	1,591	2,400	916	99

Total contractual obligations	$20,270	$3,170	$16,085	$916	$99

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
     As of June 30, 2005, we had approximately $72.9 million of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, some of which are beyond our control. Any reduction in the value of our businesses may result in impairment charges and therefore adversely affect our results.
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
     We are exposed to some market risk due to the floating interest rate under our amended and restated revolving credit facility. As of June 30, 2005, our revolving credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $13.7 million. A 1.0% increase in interest rates could result in a $0.1 million increase in interest expense on the existing principal balances.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.2 million adjustment to our equity account for the six months ended June 30, 2005 to reflect the net impact of the change in foreign currency exchange rate.
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

PART II
Item 1. Legal Proceedings
     The Company is involved in various claims and litigation arising in the ordinary course of business. In June 2003, a lawsuit was filed against the Company in the 61st Judicial District of Harris County, Texas as Yuma Exploration and Production Company, Inc. v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective. The plaintiffs initially alleged repair and replacement damages of $0.3 million. During the three months ended June 30, 2005, the plaintiffs alleged production damages in the range of $3 to $5 million. The Company has tendered the defense of this claim under its comprehensive general liability insurance policy and its umbrella policy. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to currently determine the ultimate costs that may be incurred, the Company believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
a.	The 2005 Annual Meeting of Stockholders of the Company was held on June 1, 2005.

b.	The following person was elected at that meeting as the only Class I director:

	Number of Votes
Name of Nominee	For	Withheld
Gus D. Halas	10,181,170	81,021
c.	The result of the vote to approve the amendment to the Certificate of Incorporation to decrease the number of authorized shares of common stock from 50,000,000 to 25,000,000 was as follows:

Number of Votes
For	Against	Abstain
10,248,720	13,124	347
Item 5. Other Information
     None

Item 6. Exhibits

Exhibit Number	Identification of Exhibit
3.1	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001)

3.2	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August 2005.

T-3 ENERGY SERVICES, INC.

By:	/s/ MICHAEL T. MINO

Michael T. Mino (Chief Financial
Officer and Vice President)

INDEX TO EXHIBITS

Exhibit
Number	Identification of Exhibit
3.1	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001)

3.2*	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.