Form 10-Q
period 2005-09-30
T-3 ENERGY SERVICES INC
filed 2005-11-14
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number: 000-19580
T-3 ENERGY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0697390
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

13111 Northwest Freeway, Suite 500
Houston, Texas	77040
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s telephone number, including area code): (713) 996-4110
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 14, 2005, the registrant had 10,581,986 shares of common stock outstanding.

FORM 10-Q
 i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523	$95
Accounts receivable – trade, net	16,619	13,296
Inventories	17,377	11,861
Notes receivable, current portion	491	1,160
Deferred income taxes	2,180	2,086
Prepaids and other current assets	3,312	3,114
Current assets of discontinued operations	13,305	18,226

Total current assets	53,807	49,838

Property and equipment, net	17,890	18,746
Notes receivable, less current portion	327	365
Goodwill, net	69,017	68,393
Other intangible assets, net	2,442	3,445
Other assets	882	1,554

Total assets	$144,365	$142,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,375	$6,355
Accrued expenses and other	10,673	6,408
Current maturities of long-term debt	47	44
Current liabilities of discontinued operations	4,467	4,048

Total current liabilities	24,562	16,855

Long-term debt, less current maturities	12,578	18,824
Other long-term liabilities	94	130
Deferred income taxes	993	2,216

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized at September 30, 2005 and 50,000,000 shares authorized at December 31, 2004, 10,581,986 shares issued and outstanding at September 30, 2005 and December 31, 2004	11	11
Warrants, 335,362 issued and outstanding at September 30, 2005 and 517,862 issued and outstanding at December 31, 2004	644	853
Additional paid-in capital	123,174	122,962
Retained deficit	(18,548)	(19,933)
Accumulated other comprehensive income	857	423

Total stockholders’ equity	106,138	104,316

Total liabilities and stockholders’ equity	$144,365	$142,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Products	$16,464	$10,566	$41,554	$31,066
Services	9,327	5,881	29,058	17,420

	25,791	16,447	70,612	48,486

Cost of revenues:
Products	10,634	6,770	27,087	20,728
Services	6,140	3,687	18,424	11,067

	16,774	10,457	45,511	31,795

Gross profit	9,017	5,990	25,101	16,691

Operating expenses	5,578	3,800	15,714	11,725

Income from operations	3,439	2,190	9,387	4,966

Interest expense	146	548	1,219	1,884

Interest income	15	57	69	170

Other (income) expense, net	(10)	53	19	120

Income from continuing operations before provision for income taxes	3,318	1,646	8,218	3,132

Provision for income taxes	1,214	686	3,052	1,228

Income from continuing operations	2,104	960	5,166	1,904

Income (loss) from discontinued operations, net of tax	(3,856)	169	(3,781)	(1,818)

Net income (loss)	$(1,752)	$1,129	$1,385	$86

Basic earnings (loss) per common share:
Continuing operations	$.20	$.09	$.49	$.18
Discontinued operations	(.37)	.02	(.36)	(.17)

Net income (loss) per common share	$(.17)	$.11	$.13	$.01

Diluted earnings (loss) per common share:
Continuing operations	$.20	$.09	$.48	$.18
Discontinued operations	(.36)	.02	(.35)	(.17)

Net income (loss) per common share	$(.16)	$.11	$.13	$.01

Weighted average common shares outstanding:
Basic	10,582	10,582	10,582	10,582

Diluted	10,716	10,582	10,659	10,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,385	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	3,781	1,818
Bad debt expense	55	92
Depreciation and amortization	2,412	1,694
Amortization of deferred loan costs	235	767
Write-off of deferred loan costs	370	—
Loss on sale of assets	23	157
Write-down of other intangible assets, net	—	150
Deferred taxes	(1,989)	533
Amortization of stock compensation	3	6
Changes in assets and liabilities:
Accounts receivable – trade	(3,415)	1,253
Inventories, net	(5,461)	(3,207)
Prepaids and other current assets	(203)	2,113
Other assets	19	(38)
Accounts payable – trade	2,920	(1,107)
Accrued expenses and other	4,251	(51)
Assets held for sale, net	—	119

Net cash provided by operating activities	4,386	4,385

Cash flows from investing activities:
Purchases of property and equipment	(1,043)	(1,367)
Proceeds from sales of property and equipment	53	926

Net cash used in investing activities	(990)	(441)

Cash flows from financing activities:
Net borrowings under revolving credit facility	8,790	—
Payments on long-term debt	(15,033)	(12,266)
Debt financing costs	—	(320)
Collections on notes receivable	707	209

Net cash used in financing activities	(5,536)	(12,377)

Effect of exchange rate changes on cash and cash equivalents	15	—

Net cash provided by discontinued operations	2,553	10,427

Net decrease in restricted cash	—	102

Net increase in cash and cash equivalents	428	2,096
Cash and cash equivalents, beginning of period	95	17

Cash and cash equivalents, end of period	$523	$2,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,752)	$1,129	$1,385	$86

Other comprehensive income (loss):
Foreign currency translation adjustment	631	—	434	—

Comprehensive income (loss)	$(1,121)	$1,129	$1,819	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (“T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to reflect discontinued operations as discussed in Note 2 and to make them consistent with the current presentation format.
Equity Method Investments
     On July 20, 2005, the Company completed a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. Each party to the joint venture has equal operational control. Under the terms of the agreement, the Company will provide the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA will provide the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and will assist the joint venture in its marketing and sales efforts in Mexico. The Company will account for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of September 30, 2005, the Company did not yet have an investment in the joint venture as the joint venture had not yet begun operations.
Stock-Based Compensation
     At September 30, 2005, the Company had a stock option plan, which is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(1,752)	$1,129	$1,385	$86
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(95)	(27)	383	(83)

Net income (loss), as adjusted	$(1,847)	$1,102	$1,768	$3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic EPS:
As reported	$(.17)	$.11	$.13	$.01
As adjusted	$(.17)	$.10	$.17	$.00

Diluted EPS:
As reported	$(.16)	$.11	$.13	$.01
As adjusted	$(.17)	$.10	$.17	$.00
     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three months ended September 30, 2005 and 2004 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.12%, respectively, expected volatility of 38.91% and 42.44%, respectively, expected life of 4 years for each period and no expected dividends. The following assumptions for the nine months ended September 30, 2005 and 2004 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.12%, respectively, expected volatility of 38.91% and 42.44%, respectively, expected life of 4 years for each period and no expected dividends. For the nine months ended September 30, 2005, the effect on stock-based employee compensation was a benefit due to forfeitures of 185,000 options during the second quarter of 2005. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions that may vary materially as a result of actual events.
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
     On September 29, 2005, the Company, along with its wholly-owned subsidiary, A&B Bolt & Supply, Inc. (“A&B”), entered into an Asset Purchase Agreement under which the Company would sell substantially all the assets of its Distribution segment operated by A&B. A&B distributes products and supplies to the oil, gas and pipeline industries, including valves, pipe, fittings, fasteners and flanges. The transaction closed on October 12, 2005 for a purchase price of $8.8 million in cash, subject to a post-closing working capital adjustment. The Company recorded a pre-tax loss of $4.7 million during the three and nine months ended September 30, 2005 for the sale of its Distribution segment. This loss includes a goodwill impairment charge of $4.3 million and a long-lived asset impairment charge of $0.4 million.
     The Products and Distribution segments’ assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2005 and 2004. The Company now operates under the one remaining historical reporting segment, Pressure Control. Accordingly, all historical segment results reflect the remaining operating structure.

     In connection with the disposition of the Distribution segment, the Company reviewed its presentation of segment information and concluded that it has one reporting segment, Pressure Control. This segment classification is based on aggregation criteria defined in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Management now evaluates the operating results of its Pressure Control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. Accordingly, the Company has reevaluated its reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” based upon these three operating segments. Due to this reevaluation of reporting units, the Company assessed the realizability of its recorded goodwill in accordance with SFAS No. 142 at September 30, 2005. Goodwill was thus allocated based on the relative fair values of the three reporting units and then assessed for impairment. Management’s analysis indicated that goodwill was not impaired as the fair value of its reporting units was greater than the carrying value.
     Net revenues from discontinued operations for the three months ended September 30, 2005 and 2004 were $9.4 million and $11.9 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(5.8) million and $0.4 million, respectively. Net revenues from discontinued operations for the nine months ended September 30, 2005 and 2004 were $28.2 million and $40.1 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(5.7) million and $(2.3) million, respectively. Included in the loss before benefit for income taxes for the three and nine months ended September 30, 2005 is interest expense of $0.1 million and $0.4 million, respectively. The Company’s First Amended and Restated Credit Agreement dated as of September 30, 2004 requires the receipt of net cash proceeds from significant dispositions to be applied against outstanding principal balances under the senior credit facility. The Company’s policy is to only allocate interest to discontinued operations for interest on debt that is required to be repaid as a result of a disposal transaction or interest on debt that is assumed by the buyer. As a result, interest expense has been allocated to discontinued operations for the period October 1, 2004 through September 30, 2005.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$4,299	$3,197
Work in process	6,236	2,985
Finished goods and component parts	6,842	5,679

	$17,377	$11,861

4. DEBT
     During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by the Company’s leverage ratio and ranges from the Canadian prime rate plus 0.75% to the Canadian prime rate plus 2.00%. T-3 Oilco Energy Services Partnership, the Company’s Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by the Company and all of its material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership.

     During May 2005, the Company received consents from its senior lenders to repay the Company’s $15 million amended and restated subordinated term loan using advances made from its senior credit facility. This debt extinguishment resulted in a write-down of deferred loan costs of approximately $0.4 million and such costs have been classified as interest expense in the Company’s 2005 results of operations.
     The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. As of September 30, 2005, the Company had $12.6 million borrowed under its senior credit facility. See Note 6 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information related to the Company’s debt.
5. EARNINGS (LOSS) PER SHARE
     Basic income (loss) from continuing operations per common share is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income (loss) from continuing operations per common share is the same as basic but includes dilutive stock options and warrants using the treasury stock method.
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income (loss) for the three and nine months ended September 30, 2005 and 2004, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2005	2004
Numerator:
Income from continuing operations	$2,104	$960
Income (loss) from discontinued operations	(3,856)	169

Net income (loss)	$(1,752)	$1,129

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	134	—

Weighted average common shares outstanding and Assumed conversions — diluted	10,716	10,582

Basic earnings (loss) per common share:
Continuing operations	$.20	$.09
Discontinued operations	(.37)	.02

Net income (loss) per common share	$(.17)	$.11

Diluted earnings (loss) per common share:
Continuing operations	$.20	$.09
Discontinued operations	(.36)	.02

Net income (loss) per common share	$(.16)	$.11

     For the three months ended September 30, 2005, there were 21,613 options and 335,362 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2004, there were 581,345 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2005	2004
Numerator:
Income from continuing operations	$5,166	$1,904
Loss from discontinued operations	(3,781)	(1,818)

Net income	$1,385	$86

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582
Shares for dilutive stock options	77	2

Weighted average common shares outstanding and Assumed conversions — diluted	10,659	10,584

Basic earnings (loss) per common share:
Continuing operations	$.49	$.18
Discontinued operations	(.36)	(.17)

Net income per common share	$.13	$.01

Diluted earnings (loss) per common share:
Continuing operations	$.48	$.18
Discontinued operations	(.35)	(.17)

Net income per common share	$.13	$.01

     For the nine months ended September 30, 2005, there were 85,553 options and 335,362 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2004, there were 481,345 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
6. REPORTABLE SEGMENT
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers.
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada. As discussed in Note 2, the Company sold substantially all of the assets of its Products and Distribution segments except for certain assets related to the Company’s custom coatings business. The Products and Distribution segments’ assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2005 and 2004.
     In connection with the disposition of the Distribution segment, the Company reviewed its presentation of segment information and concluded that it has one reporting segment, Pressure Control. This segment classification is based on aggregation criteria defined in SFAS No. 131. Management now evaluates the operating results of its Pressure Control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The Company now operates under the one remaining historical reporting segment, Pressure Control. Accordingly, all historical segment results reflect the remaining operating structure. Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows:

	(dollars in thousands)
	Pressure
Three months ended September 30:	Control	Corporate	Consolidated
2005
Revenues	$25,791	$—	$25,791
Depreciation and amortization	587	208	795
Income (loss) from operations	5,240	(1,801)	3,439
Capital expenditures	212	84	296
2004
Revenues	$16,447	$—	$16,447
Depreciation and amortization	368	189	557
Income (loss) from operations	3,601	(1,411)	2,190
Capital expenditures	690	47	737

	(dollars in thousands)
	Pressure
Nine months ended September 30:	Control	Corporate	Consolidated
2005
Revenues	$70,612	$—	$70,612
Depreciation and amortization	1,807	605	2,412
Income (loss) from operations	14,367	(4,980)	9,387
Capital expenditures	741	302	1,043
2004
Revenues	$48,486	$—	$48,486
Depreciation and amortization	1,138	556	1,694
Income (loss) from operations	9,339	(4,373)	4,966
Capital expenditures	1,050	317	1,367
7. COMMITMENTS AND CONTINGENCIES
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
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claim that the bolts failed and they had to replace all bolts at a cost of approximately $4 million. The complaint names the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleges negligence on the part of all defendants. The Company has filed its motion to dismiss the lawsuit, denying responsibility for the claim. The Company has also filed a cross claim against its supplier. Management does not believe that the outcome of such legal action will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
     On June 20, 2005, the Company announced that it had retained Simmons & Company International to assist in evaluating strategic alternatives to enhance stockholder value. As part of this process, the Company sold its Distribution segment in October 2005, and after consideration of other alternatives decided to pursue an expansion strategy. The Company and Simmons & Company International terminated the engagement on November 11, 2005.
     On August 25, 2005, the Compensation Committee of the Board of Directors of the Company approved the First Amendment to Employment Agreement (the “Employment Agreement Amendment”) entered into between the Company and Gus D. Halas, the Company’s chairman, president and chief executive officer. The Employment Agreement Amendment provides for the payment by the Company to Mr. Halas of a transaction bonus in the event of a change in control of the Company on or prior to December 31, 2005, based on the “transaction value per share.” If the transaction value per share, or the aggregate amount received for each share of the Company’s common stock by the Company’s stockholders in connection with a change in control, equals $20.00, the transaction bonus will be equal to $5,230,769. In the event the transaction value per share is higher or lower than $20.00, the amount of the transaction bonus will be increased or reduced by the product of $461,538 and the difference between the transaction value per share and $20.00. For example, if the transaction value per share were $16.59, the closing price of the Company’s common stock on September 30, 2005, the transaction bonus would be approximately $3,656,924. If Mr. Halas’ employment is terminated by the Company other than for good cause (as defined in the Employment Agreement Amendment), by Mr. Halas for circumstances constituting a constructive termination (as defined in the Employment Agreement Amendment) or as a result of Mr. Halas’ death or disability, Mr. Halas will be entitled to receive the transaction bonus if the transaction bonus becomes payable as described above. If Mr. Halas’ employment is terminated by the Company for good cause or by Mr. Halas other than for circumstances constituting a constructive termination, Mr. Halas will not be entitled to receive the transaction bonus.
     In addition, the Employment Agreement Amendment provides that severance payments made to Mr. Halas in the event of the termination of Mr. Halas’ employment by the Company other than for good cause or by Mr. Halas for circumstances constituting a constructive termination, will be made in a lump sum instead of over the remaining term of the agreement as previously provided.
     On October 26, 2005, a shareholder derivative lawsuit (Berger v. Halas, et al., C.A. No. 1733-N) was filed in the Court of Chancery of the State of Delaware in New Castle County, against the Company (as a nominal defendant), Gus D. Halas, all other members of the Company’s Board of Directors, and First Reserve Fund VIII, L.P., the principal stockholder of the Company. This lawsuit relates to the filing by the Company of a preliminary registration statement on Form S-1 with the U.S. Securities and Exchange Commission on October 21, 2005. The complaint alleges a breach of the duty of loyalty and a bad faith breach of the duty of full disclosure by all defendants. In addition, the complaint alleges that the payment of a transaction bonus to Mr. Halas in connection with the offering contemplated by the preliminary registration statement is improper. The plaintiff seeks a temporary and a permanent injunction against the proposed sale and the payment of the transaction bonus. The plaintiff also seeks a judgment awarding costs and fees incurred in filing and prosecuting the case. The defendants intend to vigorously pursue their defense. Management believes that the ultimate resolution of the case will not have a material adverse impact on the financial condition or liquidity of the Company.
     On November 14, 2005, the Company entered into an agreement with First Reserve Fund VIII, L.P. and Mr.

Halas further amending Mr. Halas’ Employment Agreement to provide that the transaction bonus payable thereunder will also become payable upon the consummation of a sale by First Reserve Fund VIII, L.P. in a public offering, pursuant to a firm commitment underwriting, of at least 50% of the outstanding shares of the Company’s common stock. The agreement also extends the time period during which the change in control of the Company must occur in order for the transaction bonus to be payable from December 31, 2005 to January 31, 2006. In addition, pursuant to the terms of the agreement, First Reserve Fund VIII, L.P. will make a capital contribution to the Company in order to reimburse the Company for the payment of any transaction bonus to Mr. Halas, but only in the event of a public offering meeting the requirements described above. The amount of the capital contribution will be equal to the transaction bonus less the tax benefits the Company will receive from the related federal and state tax deductions. The Company will account for the payment of the transaction bonus, if any, as compensation expense in the period the obligation is incurred.
     At September 30, 2005, the Company had no significant letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Authorized Shares
     At the 2005 Annual Meeting of Stockholders held on June 1, 2005, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock from 50,000,000 to 25,000,000. At September 30, 2005, the Company’s authorized capital stock consisted of 25,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock, par value $.001 per share.
Warrants
     During June 2005, warrants to acquire shares of the Company’s common stock expired unexercised. At September 30, 2005, warrants to acquire 327,862 shares of common stock at $12.80 per share and 7,500 shares of common stock at $14.00 per share remain outstanding. These outstanding warrants are currently exercisable. The 327,862 warrants expire in December 2011 and the 7,500 warrants expire between November 2005 and February 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of our historical results of operations and financial condition for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K.
     On June 20, 2005, the Company announced that it had retained Simmons & Company International to assist in evaluating strategic alternatives to enhance stockholder value. As part of this process, the Company sold its Distribution segment in October 2005, and after consideration of other alternatives decided to pursue an expansion strategy. The Company and Simmons & Company International terminated the engagement on November 11, 2005.
     On September 29, 2005, we entered into an Asset Purchase Agreement under which we would sell substantially all the assets of our Distribution segment operated by A&B Bolt & Supply, Inc. (“A&B”). A&B distributes products and supplies to the oil, gas and pipeline industries, including valves, pipe, fittings, fasteners and flanges. The transaction closed on October 12, 2005 for a purchase price of $8.8 million in cash, subject to a post-closing working capital adjustment. We recorded a pre-tax loss of $4.7 million during the three and nine months ended September 30, 2005 for the sale of the Distribution segment. This loss includes a goodwill impairment charge of $4.3 million and a long-lived asset impairment charge of $0.4 million.
     We have historically operated under three reporting segments; however, during 2004 and October 2005, we sold substantially all of the remaining assets of our Products and Distribution segments, respectively. The Products and Distribution segments’ assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2005 and 2004. We now operate under the one remaining historical reporting segment, Pressure Control. Accordingly, all historical segment results reflect the remaining operating structure.
Strategy and Capital Requirements
     Our current business strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe that this increased activity will result in significant additional demand for our products and services. We plan to:
•	Expand our manufacturing capacity through facility expansions and improvements. Expand our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We expect to invest approximately $6.3 million over the next 24 months on this expansion effort. Our expansion plans include:
•	doubling our existing BOP manufacturing capacity from ten to 20 units per month by upgrading and expanding our machining capabilities at our existing facilities;

•	establishing manufacturing capacity for 12 multi-bowl wellhead units per month;

•	opening two facilities for our wellhead product line;

•	opening five facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in Canada.

•	Continue new product development. We recently introduced 16 new products, and we will continue to focus on new product development across all of our product lines, with a particular focus on pressure and flow control. We plan to introduce a comparable number of new products by the end of 2006.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin and the Fayetteville Shale in the Arkoma Basin. We are also evaluating expansion opportunities for our wellhead and pipeline product lines in the Rocky Mountain and the Appalachian regions.

•	Pursue strategic acquisitions. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in October 2004, we acquired Oilco, through which we entered the Canadian market, acquired complementary pressure control products, and expanded our product offerings to include elastomers.
How We Generate Our Revenue
     We manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Our products are used in both onshore and offshore applications. Our customer base, which operates in active oil and gas basins throughout the world, consists of leading drilling contractors, exploration and production companies and pipeline companies, including Grey Wolf Drilling, Nabors Drilling International, Diamond Offshore Drilling, Weatherford International and ExxonMobil, among others.
     We have three product lines within our pressure control reporting segment. Those product lines are pressure and flow control, wellhead and pipeline. Within each of those product lines, we sell new products and also provide aftermarket parts and services. New products are those we manufacture or have manufactured for us by others who use our new product designs. Aftermarket products and services include all remanufactured products and parts and repair and field services.
     Demand for our pressure and flow control and wellhead products and services is driven by exploration and development activity levels, which in turn are directly related to current and anticipated oil and gas prices. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline, gathering and transmission systems.
     We typically bid for new product sales and repair work. Field service work is offered at a fixed rate plus expenses.
How We Evaluate Our Operations
     Our management uses the following financial and operational measurements to analyze the performance of our products and services:
•	revenue and facility output;

•	material and labor expenses as a percentage of revenue;

•	selling, general and administrative expenses as a percentage of revenue;

•	EBITDA; and

•	financial and operational models.

Revenue and Facility Output
     We monitor our revenue and facility output and analyze trends to determine the relative performance of each of our facilities. Our analysis enables us to more efficiently operate our facilities and determine if we need to refine our processes and procedures at any one location to improve operational efficiency.
Material and Labor Expenses as a Percentage of Revenue
     Material and labor expenses are composed primarily of cost of materials, labor costs and the indirect costs associated with our products and services. With the exception of costs of materials used in our products, the cost of these expenses as a percentage of revenue has historically remained relatively stable.
     Our material costs primarily include the cost of inventory consumed in the manufacturing and remanufacturing of our products and in providing repair services. Increases in our material costs are frequently passed on to our customers. However, due to the timing of our marketing and bidding cycles, there generally is a delay of several weeks or months from the time that we incur an actual price increase until the time that we can pass on that increase to our customers.
     Our labor costs consist primarily of wages at our facilities. As a result of increased activity in the oil and gas industry, there have been recent shortages of qualified machinists at some of our facilities. We may have to raise wage rates to attract and train workers to expand our current work force.
Selling, General and Administrative Expenses as a Percentage of Revenue
     Our selling, general and administrative (“SG&A”) expenses include administrative and marketing costs, the costs of employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to our operations. Our management continually evaluates the level of our SG&A expenses in relation to our revenue because these expenses have a direct impact on our profitability. We believe that our SG&A expenses will increase in 2006 due to costs of complying with the Sarbanes-Oxley Act.
EBITDA
     We define EBITDA as income (loss) from continuing operations before net interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance that assists us in comparing our performance on a consistent basis because it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for budgeting and for evaluating actual results against our budgets;

•	to assess compliance with financial ratios and covenants included in our senior credit facility;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
Financial and Operational Models
     We couple our evaluation of financial data with performance data that tracks financial losses due to safety incidents, product warranty and quality control; customer satisfaction; employee productivity; and management system compliance. The information is collected in a proprietary statistical tracking program that automatically compiles and statistically analyzes real-time trends. This information helps us ensure that each of our facilities improves with respect to customer and market demands.
     Loss Management. We incur operational losses from employee injuries, product warranty claims and quality control costs. We track both incident rates and costs. We also track quality control and warranty expenses through specialized software. All direct expenses incurred due to warranty, quality control and safety incidents are statistically analyzed as a percentage of sales.
     Customer Satisfaction. We monitor our customers’ level of satisfaction regarding our delivery, product quality, and service through customer surveys and other data collection methods. All information collected from the customer satisfaction assessments is statistically compiled to track annual performance. All customer complaints are processed through a corrective action program.
     Employee Productivity. We have increased employee training since 2004. Each of our facilities is provided a benchmark under which its employees are evaluated through a collection of practical examinations, written examinations, presentations and in-house training videos. As the collected information is evaluated, deficiencies are identified and corrective actions are assessed.
     Management System Compliance. We currently use four management programs designed to consistently manage all aspects of our operations at each facility, while providing useful tools to limit operational liabilities and improve profitability. These programs incorporate various performance standards that are useful in the evaluation of operational performance in the pursuit of continual improvement. Compliance with the standards set forth in those programs is evaluated several times a year through a combination of customer audits, third party audits and internal audits. Each facility’s compliance with the standards is then evaluated and all deficiencies identified are analyzed and corrective actions assessed. Corrective actions at each facility are used to implement preventative action at the remaining facilities.
How We Manage Our Operations
     Our management team uses a variety of tools to monitor and manage our operations, including:
•	safety and environmental management systems;

•	quality management systems;

•	statistical tracking systems; and

•	inventory turnover rates.
Safety and Environmental Management Systems
     Our Safety Management System (“SMS”) monitors our training program as it relates to OSHA compliance. Through a collection of regulatory audits and internal audits, we can evaluate each facility’s compliance with regulatory requirements and take corrective actions necessary to ensure compliance.
     We also use our SMS to ensure that employee training is conducted on a regular basis. Several employee qualification programs are managed from our SMS to ensure that our employees perform their duties as safely as possible. All employees are individually evaluated with respect to their safety performance, and these evaluations are incorporated into all annual employee reviews.
     Similar to the SMS, our Environmental Management System monitors compliance with environmental laws. Each of our facilities is continually evaluated against collected data to identify possible deficiencies.
Quality Management Systems
     All processes, employee certification programs, and inspection activities are managed through our Quality Management Systems (“QMS”). Our QMS is based on several industrial standards and is coupled with performance models to ensure continual monitoring and improvement of the program. Each of our facilities has a quality management team that is charged with assuring that day-to-day operations are conducted consistently and within the protocols outlined in the QMS. Operational steps continually are monitored and evaluated against customer and industrial requirements. To ensure that all QMS elements are operating as designed and to provide an addition level of support at each facility, we have assigned a quality director at each facility who monitors individual facility performance and helps manage critical operations.

Statistical Tracking Systems
     We have developed a statistical tracking program that assists in the real time compilation of data from each facility and then automatically assesses the data through various data analysis tools. Facility managers and operational executives are provided summary reports, providing information about their performance and how it compares to industrial and internal benchmarks.
Inventory Turnover Rates
     The cost of our material inventory represents a significant portion of our cost of revenue from our product lines. As a result, maintaining an optimum level of inventory at each of our facilities in an important factor in managing our operations. We continually monitor the inventory turnover rates for each of our product lines and adjust the frequency of inventory orders as appropriate to maintain the optimum level of inventory based on activity level for each product line.
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
     These estimates may change as events occur, as additional information is obtained and as our operating environment changes. Except as disclosed elsewhere within this Form 10-Q, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2004.
Newly Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach to accounting for share-based payments in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123 (R) is effective at the beginning of the annual period beginning after June 15, 2005. We expect to adopt the standard on January 1, 2006. We are currently evaluating the impact this will have, but do not expect it to have a material impact on our financial condition, results of operations and cash flows.

Results of Operations
     The following table sets forth certain operating statement data for our segment for each of the periods presented (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Pressure Control	$25,791	$16,447	$70,612	$48,486

	25,791	16,447	70,612	48,486

Cost of revenues:
Pressure Control	16,774	10,457	45,511	31,795

	16,774	10,457	45,511	31,795

Gross profit:
Pressure Control	9,017	5,990	25,101	16,691

	9,017	5,990	25,101	16,691

Operating expenses:
Pressure Control	3,777	2,389	10,734	7,352
Corporate	1,801	1,411	4,980	4,373

	5,578	3,800	15,714	11,725

Income (loss) from operations:
Pressure Control	5,240	3,601	14,367	9,339
Corporate	(1,801)	(1,411)	(4,980)	(4,373)

	$3,439	$2,190	$9,387	$4,966

Three Months ended September 30, 2005 Compared with Three Months ended September 30, 2004
     Revenues. Revenues increased $9.3 million, or 56.8%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily attributable to increased activity in the oil and gas industry, the purchase of Oilco during the fourth quarter of 2004 which allows us to recognize the full benefit of Oilco’s products and services being offered in Canada, and the willingness of drilling contractors and oil and gas companies to spend increased capital for their projects worldwide. In prior periods, the acceptance of our new products was limited to a few of our current major customers and was isolated primarily to the Gulf of Mexico region. Our T-3 brand identity has now been accepted by substantially all the major drilling contractors for use throughout the world. This increase was partially offset by down time caused by Hurricanes Katrina and Rita. We estimate that this down time delayed revenues of approximately $2.6 million for the three months ended September 30, 2005 to future periods
     Cost of Revenues. Cost of revenues increased $6.3 million, or 60.4%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 35.0% in the three months ended September 30, 2005 compared to 36.4% in the three months ended September 30, 2004. Gross profit margin was lower in 2005 primarily due to the down time caused by Hurricanes Katrina and Rita. We estimate that this down time resulted in approximately $0.6 million of costs related to lost absorption, downtime payroll and minor property damages for the three months ended September 30, 2005.
     Operating Expenses. Operating expenses increased $1.8 million, or 46.8%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 21.6% in the three months ended September 30, 2005 compared to 23.1% in the three months ended September

30, 2004. This decrease in operating expenses as a percentage of revenues is due to increased sales activity and cost reduction strategies having more of an effect in 2005, partially offset by increased regulatory requirements and consulting costs and down time caused by Hurricanes Katrina and Rita.
     Operating expenses for the Pressure Control segment increased $1.4 million, or 58.1%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 14.6% in the three months ended September 30, 2005 compared to 14.5% in the three months ended September 30, 2004. The slight increase in operating expenses as a percentage of revenues was primarily a result of down time caused by Hurricanes Katrina and Rita, partially offset by increased sales activity and cost reduction strategies having more of an effect in 2005.
     Operating expenses for Corporate operations increased $0.4 million, or 27.6%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily attributable to increased regulatory requirements and consulting costs. This increase was partially offset by cost reduction strategies having more of an effect in 2005.
     Interest Expense. Interest expense for the three months ended September 30, 2005 was $0.1 million compared to $0.5 million in the three months ended September 30, 2004. The decrease was primarily attributable to decreased debt levels and interest rates during 2005 and the allocation of $0.1 million of interest expense to discontinued operations during 2005.
     Income Taxes. Income tax expense for the three months ended September 30, 2005 was $1.2 million as compared to $0.7 million in the three months ended September 30, 2004. The increase was primarily due to an increase in income before taxes. The effective tax rate was 36.6% in the three months ended September 30, 2005 compared to 41.7% in the three months ended September 30, 2004. The higher rate in the 2004 period resulted from the write-off of non-deductible goodwill and the effect of non-deductible expenses during 2004.
     Income from Continuing Operations. Income from continuing operations was $2.1 million in the three months ended September 30, 2005 compared with $1.0 million in the three months ended September 30, 2004 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our Products and Distribution segments, respectively. These assets constituted businesses and thus their results of operations have been reported as discontinued operations in the three months ended September 30, 2005 and 2004. Income (loss) from discontinued operations, net of tax for the three months ended September 30, 2005 was ($3.9) million as compared to $0.2 million in the three months ended September 30, 2004. The decrease in income is primarily attributable to the pre-tax loss of $4.7 million for the sale of the Distribution segment during 2005.
Nine Months ended September 30, 2005 Compared with Nine Months ended September 30, 2004
     Revenues. Revenues increased $22.1 million, or 45.6%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily attributable to increased activity in the oil and gas industry, the purchase of Oilco during the fourth quarter of 2004 which allows us to recognize the full benefit of Oilco’s products and services being offered in Canada, and the willingness of drilling contractors and oil and gas companies to spend increased capital for their projects worldwide. In prior periods, the acceptance of our new products was limited to a few of our current major customers and was isolated primarily to the Gulf of Mexico region. Our T-3 brand identity has now been accepted by substantially all the major drilling contractors for use throughout the world. This increase was partially offset by down time caused by Hurricanes Katrina and Rita. We estimate that this down time delayed revenues of approximately $2.6 million for the nine months ended September 30, 2005 to future periods.
     Cost of Revenues. Cost of revenues increased $13.7 million, or 43.1%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 35.5% in the nine months ended September 30, 2005 compared to 34.4% in the nine months ended September 30, 2004. Gross profit margin was higher in 2005 due to improved pricing as a result of the increase in activity in the oil and gas industry, the mix between products and service revenues, and cost reduction strategies having more of an effect in 2005, partially offset by down time caused by Hurricanes Katrina and Rita. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004.
     Operating Expenses. Operating expenses increased $4.0 million, or 34.0%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily due to the increase in revenues described above. Operating expenses as a percentage of revenues were 22.3% in the nine months ended September 30, 2005 compared to 24.2% in the nine months ended September 30, 2004. This decrease in operating expenses as a percentage of revenues is due to increased sales activity and cost reduction strategies having more of an effect in 2005, partially offset by increased regulatory requirements and consulting costs and down time caused by Hurricanes Katrina and Rita.
     Operating expenses for the Pressure Control segment increased $3.4 million, or 46.0%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily due to the increase in revenues described above. Operating expenses as a percentage of revenues was 15.2% in the nine months ended September 30, 2005 and 2004.
     Operating expenses for Corporate operations increased $0.6 million, or 13.9%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily attributable to increased regulatory requirements and consulting costs. This increase was partially offset by cost reduction strategies having more of an effect in 2005.
     Interest Expense. Interest expense was $1.2 million in the nine months ended September 30, 2005 compared to $1.9 million in the nine months ended September 30, 2004. The decrease was primarily attributable to decreased debt levels and interest rates during 2005 and the allocation of $0.4 million of interest expense to discontinued operations during the nine months ended September 30, 2005.
     Income Taxes. Income tax expense for the nine months ended September 30, 2005 was $3.1 million as compared to $1.2 million in the nine months ended September 30, 2004. The increase was primarily due to an increase in income before taxes. The effective tax rate was 37.1% in the nine months ended September 30, 2005 compared to 39.2% in the nine months ended September 30, 2004. The higher tax rate in the 2004 period resulted from the write-off of non-deductible goodwill and the effect of non-deductible expenses during 2004.
     Income from Continuing Operations. Income from continuing operations was $5.2 million in the nine months ended September 30, 2005 compared with $1.9 million in the nine months ended September 30, 2004 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our Products and Distribution segments, respectively. These assets constituted businesses and thus their results of operations have been reported as discontinued operations in the nine months ended September 30, 2005 and 2004. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2005 was ($3.8) million as compared to ($1.8) million in the nine months ended September 30, 2004. The increase in loss is primarily attributable to the pre-tax loss of $4.7 million for the sale of the Distribution segment during 2005, partially offset by the loss on sale of a portion of the Products segment during 2004.
Liquidity and Capital Resources
     At September 30, 2005, we had working capital of $29.2 million, current maturities of long-term debt of $50,000, long-term debt (net of current maturities) of $12.6 million and stockholders’ equity of $106.1 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under long-term debt arrangements and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve Fund VIII, L.P., our majority stockholder), debt from sellers and internally generated funds.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $4.4 million for both the nine months ended September 30, 2005 and 2004. Although the totals are the same, the components differed between periods. Cash flow has decreased due to increased accounts receivable and inventory purchases. This is offset by decreased prepaids, increased customer deposits and increased accounts payable.
     Net Cash Used in Investing Activities. Principal uses of cash for the nine months ended September 30, 2005 and 2004 were for capital expenditures. Investing activities used cash of $1.0 million in the nine months ended September 30, 2005 compared to $0.4 million in the same period in 2004. For the nine months ended September 30, 2005 and 2004, we made capital expenditures of approximately $1.0 million and $1.4 million, respectively.
     Net Cash Used in Financing Activities. Principal uses of cash in financing activities for the nine months ended September 30, 2005 and 2004 included payments on our long-term debt. Financing activities used net cash of $5.5 million in the nine months ended September 30, 2005 compared to $12.4 million used in the same period in 2004. During 2005, we made principal payments of $15.0 million on our long–term debt compared to $12.3 million in 2004. We also made net borrowings (repayments) on our senior credit facility of $8.8 million during 2005.
     Net Cash Provided by (Used In) Discontinued Operations. For the nine months ended September 30, 2005, net cash provided by discontinued operations was $2.6 million compared to $10.4 million in the same period in 2004. Cash was provided by discontinued operations in 2004 primarily due to our receipt of $8.8 million in cash upon the sales of the Product segment’s assets.
     Principal Debt Instruments. As of September 30, 2005, we had an aggregate of $12.6 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of September 30, 2005, availability under our revolving credit facility was $29.7 million.
     During May 2005, we received consents from our senior lenders to repay the $15 million amended and restated subordinated term loan using advances made from our senior credit facility. Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million). As of September 30, 2005, we had $12.6 million borrowed under our senior credit facility. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility to refinance indebtedness, for working capital purposes, capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At September 30, 2005, the senior credit facility bore interest ranging from 5.13% to 7.50%, with interest payable quarterly or as LIBOR advances mature. The effective interest rate, including amortization of deferred loan costs, was 13.40%. The effective interest rate, excluding amortization of deferred loan costs, was 9.08%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of September 30, 2005, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     On August 25, 2005, we amended our senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and ranges from the Canadian prime rate plus 0.75% to the Canadian prime rate plus 2.00%. T-3 Oilco Energy

Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership.
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, including the planned expansion of our manufacturing capacity, continued product development and expansion of our geographic areas of operation, and financing obligations.
     The timing, size or success of any strategic acquisition and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but we may also issue additional equity either directly or in connection with an acquisition. There can be no assurance that acquisition funds may be available at terms acceptable to us.
     On November 14, 2005, we entered into an agreement with First Reserve Fund VIII, L.P. and Mr. Halas amending Mr. Halas’ current employment agreement to provide that the transaction bonus payable thereunder will also become payable upon the consummation of a sale by First Reserve Fund VIII, L.P. in a public offering, pursuant to a firm commitment underwriting, of at least 50% of the outstanding shares of our common stock. The agreement also extends the time period during which a change in control of the Company must occur in order for the transaction bonus to be payable from December 31, 2005 to January 31, 2006. In addition, pursuant to the terms of the agreement, First Reserve Fund VIII, L.P. will make a capital contribution to the Company in order to reimburse us for the payment of any transaction bonus to Mr. Halas, but only in the event of a public offering meeting the requirements described above. The amount of the capital contribution will be equal to the transaction bonus less the tax benefits we will receive from the related federal and state tax deductions. We will account for the payment of the transaction bonus, if any, as compensation expense in the period the obligation is incurred.
     A summary of our outstanding contractual obligations and other commercial commitments at September 30, 2005 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$12,625	$47	$12,578	$—	$—
Letters of credit	64	64	—	—	—
Operating leases	4,484	1,469	2,131	854	30

Total contractual obligations	$17,173	$1,580	$14,709	$854	$30

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
If we are unable to successfully manage our growth and implement our business plan, our results of operations will be adversely affected.
     We have experienced significant growth in the last twelve months. To maintain our advantage of delivering new products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
•	inability to integrate operations between existing and new or expanded facilities;

•	shortage of operating equipment and raw materials necessary to operate our expanded business;

•	lack of a sufficient number of qualified technical and operating personnel; and

•	managing the increased costs associated with our expansion.
Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control.
     We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas. Industry conditions are influenced by numerous factors over which we have no control, such as:
•	the level of drilling activity;

•	the level of oil and gas production;

•	the demand for oil and gas related products;

•	domestic and worldwide economic conditions;

•	political instability in the Middle East and other oil producing regions;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price of foreign imports of oil and gas, including liquefied natural gas;

•	weather conditions;

•	technological advances affecting energy consumption;

•	the level of oil and gas inventories;

•	the cost of producing oil and gas;

•	the price and availability of alternative fuels;

•	merger and divestiture activity among oil and gas producers; and

•	governmental regulation.
     The volatility of the oil and gas industry and the consequent impact on drilling activity could reduce the level of drilling and workover activity by some of our customers. Any such reduction could cause a decline in the demand for our products and services.
A decline in or substantial volatility of oil and gas prices could adversely affect the demand and prices for our products and services.
     The demand for our products and services is substantially influenced by current and anticipated oil and gas prices and the related level of drilling activity and general production spending in the areas in which we have operations. Volatility or weakness in oil and gas prices (or the perception that oil and gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending for existing wells. This, in turn, could result in lower demand and prices for our products and services.
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as approximately $10 per Bbl to over $65 per Bbl. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.
     Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of our Chairman, President and Chief Executive Officer, Gus D. Halas, and the managers of our wellhead and pipeline product lines, Alvin Dueitt and Jimmy Ray, respectively, could be adverse to our business. Although we have employment and non-competition agreements with Mr. Halas and some of our other key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death or disability of our key employees.
Shortages of raw materials may restrict our operations.
     The forgings and castings necessary for us to make our products are in high demand from our competitors and from participants in other industries. There can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices. Shortages could result in increased prices that we may be unable to pass on to customers. In addition, during periods of shortages, delivery times may be substantially longer. Any significant delay in our obtaining raw materials would have a corresponding delay in the manufacturing and delivery of our products. Any such delay might jeopardize our relationships with our customers and result in a loss of future business.
Our industry has recently experienced shortages in the availability of qualified personnel. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.
     Our operations require the services of employees having technical training and experience in our business. As a result, our operations depend on the continuing availability of such personnel. Shortages of qualified personnel are occurring in our industry. If we should suffer any material loss of personnel to competitors, or be unable to employ additional or replacement personnel with the requisite level of training and experience, our operations could be adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both.

We intend to expand our business through strategic acquisitions. Our acquisition strategy exposes us to various risks, including those relating to difficulties in identifying suitable acquisition opportunities and integrating businesses and the potential for increased leverage or debt service requirements.
     We have pursued and intend to continue to pursue strategic acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:
•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	our ability to properly maintain effective internal controls over an acquired company to comply with recently adopted public reporting requirements; and

•	risk of entering markets in which we have limited prior experience.
     Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have an adverse effect on our business.
     In addition, we may incur indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Debt service requirements could represent a burden on our results of operations and financial condition and the issuance of additional equity securities could be dilutive to our existing stockholders.
The oilfield service industry in which we operate is highly competitive, which may result in a loss of market share or a decrease in revenue or profit margins.
     Many of our competitors have greater financial and other resources than we do. Our products and services are subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include timely delivery of products and services, reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. Any failure to adapt to a changing competitive environment may result in a loss of market share and a decrease in revenue and profit margins.
If we do not develop and commercialize new competitive products, our revenue may decline.
     To remain competitive in the market for pressure control products and services, we must continue to develop and commercialize new products. If we are not able to develop commercially competitive products in a timely manner in response to industry demands, our business and revenues will be adversely affected. Our future ability to develop new products depends on our ability to:
•	design and commercially produce products that meet the needs of our customers;

•	successfully market new products; and

•	protect our proprietary designs from our competitors.
     We may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services. Our competitors may introduce new products before we do and achieve a competitive advantage.
     Additionally, the time and expense invested in product development may not result in commercial products or provide revenues. We could be required to write off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill.
     Since 2003, we have had goodwill impairments related to continuing and discontinued operations totaling $31.0 million. As of September 30, 2005, we had approximately $69.0 million of goodwill after taking into account the impairment charges. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
We may be faced with product liability claims.
     Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations. Despite our quality assurance measures, defects may occur in our products. Any defects could give rise to liability for damages, including consequential damages, and could impair the market’s acceptance of our products. To mitigate our risk of liability for damages, we attempt to disclaim responsibility for consequential damages, but our disclaimers may not be effective. We carry product liability insurance as a part of our commercial general liability coverage of $1 million per occurrence with a $2 million general aggregate annual limit. Additional coverage may also be available under our umbrella policy. Our insurance may not adequately cover our costs arising from defects in our products or otherwise.
Liability to customers under warranties may materially and adversely affect our earnings.
     We provide warranties as to the proper operation and conformance to specifications of the products we manufacture. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims, and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.
Uninsured or underinsured claims or litigation or an increase in our insurance premiums could adversely impact our results.
     We maintain insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of our products. We carry comprehensive insurance, including business interruption insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. We do not believe any of the litigation to which we currently are subject will result in any material uninsured or underinsured losses. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured or underinsured and beyond the amounts we currently have reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on our results of operations. In addition, we may not be able to maintain adequate insurance coverage at rates we believe are reasonable.
Our operations are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
     Our operations in the U.S. and abroad are subject to stringent federal, state, provincial and local environmental laws and regulations governing the discharge of materials into the environment and environmental protection. These laws and regulations require us to acquire permits to conduct regulated activities, and to incur capital expenditures to limit or prevent releases of materials from our facilities, and to respond to liabilities for pollution resulting from our operations. Governmental authorities enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.
     There is inherent risk of incurring significant environmental costs and liabilities in our business. Joint and several, and strict liability may be incurred in connection with discharges or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, many of which have been used for industrial purposes for a number of years, oftentimes by third parties not under our control. Private parties who use our products and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations and for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly requirements could have a material adverse effect on our business. We may not be able to recover some or any of these costs from insurance.
We will be subject to political, economic and other uncertainties as we expand our international operations.
     We intend to continue our expansion into international oil and gas producing areas such as Mexico and Canada. Our international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:
•	political, social and economic instability;

•	currency fluctuations; and

•	government regulation that is beyond our control.
     Our operations have not yet been affected to any significant extent by such conditions or events, but as our international operations expand, the exposure to these risks will increase. To the extent we make investments in foreign facilities or receive revenues in currencies other than U.S. dollars, the value of our assets and our income could be adversely affected by fluctuations in the value of local currencies.
If we are unable to complete our assessment of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended December 31, 2006, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors. We are currently undertaking a comprehensive effort in preparation for compliance with Section 404. This effort includes the documentation and evaluation of our internal controls under the direction of our management. We have been making various changes to our internal control over financial reporting as a result of our review efforts. To date, we have not identified any material weaknesses in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board. Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements. If we are unable to successfully implement the requirements of Section 404, it will prevent our independent auditors from issuing an unqualified attestation report on a timely basis as required by Section 404. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
Risks Related to Our Common Stock
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
Our ability to issue preferred stock could adversely affect the rights of holders of our common stock.
     Our certificate of incorporation authorizes us to issue up to 25,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. Accordingly, we may issue shares of any series of preferred stock that would rank senior to the common stock as to voting or dividend rights or rights upon our liquidation, dissolution or winding up.
Certain provisions in our charter documents have anti-takeover effects.
     Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us. Such provisions, including those regulating the nomination and election of directors and limiting who may call special stockholders’ meetings, together with the possible issuance of our preferred stock without stockholder approval, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rates under our senior credit facility and our Canadian credit facility. As of September 30, 2005, our revolving line of credit under the senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $12.6 million. A 1.0% increase in interest rates could result in a $0.1 million increase in interest expense on the existing principal balances. As of September 30, 2005, our Canadian credit facility did not have a principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.4 million adjustment to our equity account for the nine months ended September 30, 2005 to reflect the net impact of the change in foreign currency exchange rate.
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

PART II
Item 1. Legal Proceedings
     On October 26, 2005, a shareholder derivative lawsuit (Berger v. Halas, et al., C.A. No. 1733-N) was filed in the Court of Chancery of the State of Delaware in New Castle County, against the Company (as a nominal defendant), Gus D. Halas, all other members of the Company’s Board of Directors, and First Reserve Fund VIII, L.P., the principal stockholder of the Company. This lawsuit relates to the filing by the Company of a preliminary registration statement on Form S-1 with the U.S. Securities and Exchange Commission on October 21, 2005. The complaint alleges a breach of the duty of loyalty and a bad faith breach of the duty of full disclosure by all defendants. In addition, the complaint alleges that the payment of a transaction bonus to Mr. Halas in connection with the offering contemplated by the preliminary registration statement is improper. The plaintiff seeks a temporary and a permanent injunction against the proposed sale and the payment of the transaction bonus. The plaintiff also seeks a judgment awarding costs and fees incurred in filing and prosecuting the case. The defendants intend to vigorously pursue their defense. Management believes that the ultimate resolution of the case will not have a material adverse impact on the financial condition or liquidity of the Company.
     On July 15, 2003, a lawsuit was filed by Chevron U.S.A., Inc. against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claim that the bolts failed and they had to replace all bolts at a cost of approximately $4 million. The complaint names the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleges negligence on the part of all defendants. The Company has filed its motion to dismiss the lawsuit, denying responsibility for the claim. The Company has also filed a cross claim against its supplier. Management does not believe that the outcome of such legal action will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On November 14, 2005, the Company entered into an agreement with First Reserve Fund VIII, L.P. and Mr. Halas amending Mr. Halas’ employment agreement to provide that the transaction bonus payable thereunder will also become payable upon the consummation of a sale by First Reserve Fund VIII, L.P. in a public offering, pursuant to a firm commitment underwriting, of at least 50% of the outstanding shares of the Company’s common stock. The agreement also extends the time period during which a change in control of the Company must occur in order for the transaction bonus to be payable from December 31, 2005 to January 31, 2006. In addition, pursuant to the terms of the agreement, First Reserve Fund VIII, L.P. will make a capital contribution to the Company in order to reimburse the Company for the payment of any transaction bonus to Mr. Halas, but only in the event of a public offering meeting the requirements described above. The amount of the capital contribution will be equal to the transaction bonus less the tax benefits the Company will receive from the related federal and state tax deductions.
     On March 23, 2005, our subsidiary, T-3 Management Services, L.P. (“T-3 Services”), entered into an employment agreement with Keith A. Klopfenstein, our Vice President of Operations, which terminates on May 31, 2006. The agreement provides for an annual base salary of $127,200 and contains standard confidentiality covenants with respect to our trade secrets and non-competition covenants until the later of (i) the first anniversary of the date of termination or resignation or (ii) such time as Mr. Klopfenstein no longer receives any payments under the agreement. If Mr. Klopfenstein is terminated for any reason other than due to death, disability or cause (as defined in the agreement), T-3 Services is required to make monthly severance payments equal to his monthly base salary on termination for the lesser of one year or the remaining term of his employment. In addition, if within 18 months of a change of control transaction, Mr. Klopfenstein has a material demotion in his title or responsibilities or is transferred outside of Houston, Texas, and he resigns within 60 days after that demotion or transfer, the resignation will be deemed a termination without cause for purposes of the severance payments described above.
Item 6. Exhibits

Exhibit Number	Identification of Exhibit
10.1
First Amendment to First Amended and Restated Credit Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2005 (File No. 000-19580)).

10.2
Intercreditor Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005 (File No. 000-19580)).

10.3
First Amendment to Employment Agreement dated August 25, 2005, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005 (File No. 000-19580)).

10.4
Asset Purchase Agreement dated September 29, 2005, by and between A&B Valve and Piping Systems, L.P., T-3 Energy Services, Inc. and A&B Bolt & Supply, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 (File No. 000-19580)).

10.5	Third Employment Agreement dated March 23, 2005, by and between T-3 Management Services, L.P. and Keith A. Klopfenstein.

10.6	Letter Agreement dated November 14, 2005, among First Reserve Fund VIII, L.P., T-3 Energy Services, Inc. and Gus D. Halas.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2005.

T-3 ENERGY SERVICES, INC.
By:	/s/ MICHAEL T. MINO
Michael T. Mino (Chief Financial
Officer and Vice President)

INDEX TO EXHIBITS

Exhibit
Number	Identification of Exhibit
10.1
First Amendment to First Amended and Restated Credit Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2005 (File No. 000-19580)).

10.2
Intercreditor Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005 (File No. 000-19580)).

10.3
First Amendment to Employment Agreement dated August 25, 2005, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005 (File No. 000-19580)).

10.4
Asset Purchase Agreement dated September 29, 2005, by and between A&B Valve and Piping Systems, L.P., T-3 Energy Services, Inc. and A&B Bolt & Supply, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 5, 2005 (File No. 000-19580)).

10.5*	Third Employment Agreement dated March 23, 2005, by and between T-3 Management Services, L.P. and Keith A. Klopfenstein.

10.6*	Letter Agreement dated November 14, 2005, among First Reserve Fund VIII, L.P., T-3 Energy Services, Inc. and Gus D. Halas.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.