Form 10-K
period 2005-12-31
T-3 ENERGY SERVICES INC
filed 2006-03-15
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19580
T-3 ENERGY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0697390
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13111 Northwest Freeway, Suite 500, Houston, Texas	77040
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 996-4110
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
     The aggregate market value of common stock held by non-affiliates was $14,862,807 at June 30, 2005. As of March 13, 2006, there were 10,583,984 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant’s proxy statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with respect to the 2006 annual meeting of stockholders, is incorporated by reference into Part III of this report on Form 10-K.

FORM 10-K

i

     Unless otherwise indicated, all references to “we,” “us,” “our,” “our company” or “T-3” include T-3 Energy Services, Inc. and all of its subsidiaries.
PART I
Item 1. Business
Corporate History
     We were formerly a Texas corporation named Industrial Holdings, Inc., or IHI, which was a public company with its common stock traded on The Nasdaq National Market. Our predecessor, T-3 Energy Services, Inc., or former T-3, was incorporated in Delaware in October 1999 and initially was capitalized by First Reserve Fund VIII, L.P., or First Reserve Fund VIII, in 2000. Former T-3 began operations in the first half of 2000 by acquiring and merging with Cor-Val, Inc. and Preferred Industries, Inc.
     In December 2001, former T-3 merged into IHI, with IHI as the surviving entity. Immediately after the merger, the combined company was reincorporated in Delaware under the name “T-3 Energy Services, Inc.” and completed a one for ten reverse split of its common stock, which began trading on The Nasdaq National Market under the symbol “TTES” on the day after the merger. First Reserve Fund VIII made a subsequent equity investment of $10.0 million in March 2002. As of December 31, 2005, First Reserve Fund VIII owned approximately 86% of our common stock.
     We historically operated in three segments, pressure control, distribution and products. In mid-year 2003, we hired Gus D. Halas as our new chief executive officer and president. At that time, Mr. Halas commenced an in-depth evaluation of our businesses and adopted a plan to position us for future growth. As part of the plan, we hired new senior operating management, and undertook an initiative to improve our manufacturing and engineering capabilities. In addition, we sold our products business in 2004 and our distribution business in October 2005. We are now focused on our pressure control business, and while service revenues remain an important component of our revenue stream, we are increasing our attention to the products we design or manufacture, which we call “new products.”
Overview
     We design, manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Our products are used in both onshore and offshore applications. Our customer base, which operates in active oil and gas basins throughout the world, consists of leading drilling contractors, exploration and production companies and pipeline companies, including Pride International, Grey Wolf Drilling, Nabors Drilling International, Diamond Offshore Drilling, Weatherford International, GlobalSantaFe, Marathon Petroleum Company and Exxon Mobil Corporation, among others.
     We have 13 strategically located manufacturing facilities as of December 31, 2005. We focus on providing our customers rapid response times for our products and services. In 2005, we experienced increased demand, and we intend to significantly expand our manufacturing capacity to meet our customers’ needs.
     We have introduced 16 new products since April 2003, and plan to introduce a comparable number of new products during 2006 and 2007. We believe that our new products, together with the T-3 brand, have gained market acceptance, resulting in greater sales to customers that use our products in international operations.
     The information below highlights our results of operations for the year ending December 31, 2005 as compared to the same period in 2004:
•	Our revenues increased approximately 53% to $103.2 million from $67.4 million;

•	Our new product revenues increased approximately 90%;

•	Our income from operations increased approximately 115% to $13.8 million from $6.4 million; and

•	Our backlog increased approximately 785% to $30.1 million from $3.4 million.
     Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 72%, 20% and 8% of our total revenue, respectively, for the year ended December 31, 2005. We offer new products and aftermarket parts and services for each product line. New products generated 57% and aftermarket parts and services generated 43% of our total revenue, respectively, for the year ended December 31, 2005.
     Pressure and Flow Control. We design, manufacture and service pressure and flow control products used in the drilling, completion, production and workover of onshore and offshore oil and gas wells. Our pressure and flow control products include blow-out preventers, or BOPs, BOP control systems, elastomer products, production, drilling and well service chokes, manifolds and control valves. We have recently experienced increased demand for new pressure and flow control products. For example, BOP and BOP control systems shipments have increased 500% and 180%, respectively, in 2005 as compared to 2004.
     Wellhead. We design, manufacture and service wellhead equipment used for onshore oil and gas production. Wellhead products are sold to oil and gas producers and are used during the drilling and completion phase of an oil or gas well and during the productive life of a well. Our wellhead products and services are focused on product remanufacturing, installation and repair.
     Pipeline. We design, manufacture and service a wide variety of valves primarily for onshore pipeline applications. Our pipeline valves and related products are used in field or gathering systems and in interstate pipeline transmission systems. Our pipeline products and services are focused on product remanufacturing, installation and repair.
Recent Developments
     During January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming increasing our total number of manufacturing facilities to 14. KC Machine is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. The acquisition of KC Machine continues our expansion of our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region.
     During January 2006, we also expanded into the East Texas region by opening a facility to provide wellhead and pipeline products, repairs and field services for oil and gas and pipeline production and transmission companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk field.
Our Industry
     Demand for our products and services is tied to activity levels in the oil and gas industry, particularly natural gas drilling activity, in our core markets. Market conditions have resulted in a significant increase in demand for drilling and production equipment and services. Over 250 new or refurbished offshore and onshore drilling rigs are scheduled for delivery in the markets we serve over the next several years. Many of these drilling rigs will require the pressure control products and services we provide.
     We believe our business will benefit from the following:
•	Increased decline rates in natural gas basins in the U.S. As the chart below shows, even though the number of U.S. natural gas wells drilled has increased approximately 227% over the past decade, a corresponding increase in production has not been realized. We believe that supply has not increased, in part, because of the accelerating decline rates of production from new wells drilled. A study published by the National Petroleum Council in September 2003 concluded that as a result of domestic natural gas decline rates, 80% of natural gas production in ten years will be from wells that have not yet been drilled. We believe this should create incentives to increase drilling activities in the U.S., which will increase the market for our products and services.

•	Need for increased drilling activity as U.S. hydrocarbon demand growth outpaces U.S. supply growth. According to the Energy Information Administration, or EIA, from 1994 to 2003, demand for natural gas in the U.S. grew at an annual rate of 0.6% while the U.S. domestic supply grew at an annual rate of 0.2%. The EIA recently estimated that U.S. domestic consumption of natural gas exceeded domestic production by 17% in 2004, a gap that the EIA forecasts will expand to 24% by 2010.
•	Trend towards drilling and developing unconventional oil and gas resources. As a result of improvements in extraction technologies along with general increases in hydrocarbon prices, oil and gas companies increasingly are exploring for and developing “unconventional” oil and gas resources, such as tight sands, shales and coalbed methane. This type of drilling activity is frequently done on tighter acreage spacing and requires that more wells be drilled.
•	High oil and gas prices. While U.S. oil and gas prices are volatile, 2005 marks the third consecutive year of increases in the yearly average NYMEX near month oil and gas contract prices, as shown on the chart below. We believe that high oil and gas prices in the U.S. should result in more exploration and development drilling activity, and thus more drilling and completion activity.

Our Strategy
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in significant additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We plan to expand our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We expect to invest approximately $9.7 million over 2006 and 2007 on this expansion effort. Our expansion plans include:
•	increasing our existing BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities;

•	establishing manufacturing capacity for 12 multi-bowl wellhead units per month;

•	opening two facilities for our wellhead product line;

•	opening five facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
For example, in January 2006, we expanded into the East Texas region by opening a facility to provide wellhead and pipeline products, repairs and field services for companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk fields. See “Recent Developments.”

•	Continue new product development. We have introduced 16 new products since April 2003, and we will continue to focus on new product development across all of our product lines, with a particular focus on pressure and flow control. We plan to introduce a comparable number of new products during 2006 and 2007.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin and the Appalachian regions. For example, in January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region. See “Recent Developments.”

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to the Rocky Mountain region. See “Recent Developments.” In addition, in July 2005, we entered into a joint participation agreement with SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
Our Products and Services
     We manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells and the production and transportation of oil and gas. These products include the following:
•	BOPs. A BOP is a large pressure valve located at the top of a well. During drilling operations, a series of BOPs is installed to provide pressure control. When activated, BOPs seal the well and prevent fluids and gases from escaping, protecting the safety of the crew and maintaining the integrity of the rig and wellbore.

•	BOP control systems. Our BOP control systems are actuators that are used to remotely open and close BOPs utilizing hydraulic pressure.

•	Elastomer products. Elastomer products, which are constructed of molded rubber and metal, are the sealing elements in BOPs and wellhead equipment. Elastomer products require frequent replacement in order to ensure proper BOP functioning.

•	Chokes. A choke is a valve used to control fluid flow rates or reduce system pressure. Chokes are used in oil and gas production, drilling and well servicing applications and are often susceptible to erosion from exposure to abrasive and corrosive fluids. Chokes are available for both fixed and adjustable modes of operation.

•	Manifolds and control valves. Manifolds are arrangements of piping and valves used to control, distribute and monitor fluid flow. Control valves, which can be manually, hydraulically or electrically actuated, are valves used to control flow in a wide variety of oilfield and industrial applications. Our manifolds and control valves are used in oil and gas production, drilling and well servicing applications.

•	Custom coatings. Our protective coatings consist of thin liquid or powder material that once applied over a structure prevents corrosion, wear and leakage problems. Our protective coatings are applied to a wide variety of oilfield and industrial products.

•	Wellhead products. Our wellhead equipment includes wellheads, production chokes and production valves used for onshore oil and gas production. Wellhead equipment is installed directly on top of a completed well to ensure the safe and efficient flow of oil or gas from the wellbore to downstream separation and pipeline equipment. Wellhead equipment generally consists of a complex series of flanges, fittings and valves.

•	Pipeline products. Our pipeline products include a wide variety of valves for pipeline applications. Pipeline valves and related products are used in gathering systems (pipelines connecting individual wellheads to a larger pipeline system) and interstate pipelines (pipelines used to deliver oil, gas and refined products over long distances).

•	Aftermarket parts and services. Equipment used in the oil and gas industry operates in harsh conditions and frequently requires new parts, ongoing refurbishment and repair services. Our aftermarket parts and services are focused on repair and remanufacture of BOPs, valves and other products and the installation and repair of wellhead and pipeline products. We provide aftermarket services for our products as well as other brands, including BOPs sold by our major competitors.
Customers and Markets
          Our products are used in both onshore and offshore applications. Our customer base, which operates in active oil and gas basins throughout the world, consists of leading drilling contractors, exploration and production companies and pipeline companies. Demand for our pressure and flow control and wellhead products and services is driven by exploration and development activity levels, which in turn are directly related to current and anticipated oil and gas prices. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline, gathering and transmission systems. No single customer accounted for greater than 10% of our total revenues during 2005, 2004 or 2003.
Marketing
     We market our products through a direct sales force, which consisted of 39 persons at December 31, 2005. We believe that our proximity to customers is a key to maintaining and expanding our business. Almost all of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on negotiated terms appropriate to the order. International sales typically are made with agent or representative arrangements, and significant sales are secured by letters of credit. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business.
Suppliers and Raw Materials
     In each of our product lines, new and used inventory and related equipment and parts are acquired from suppliers, including individual brokers, remanufacturing companies and original equipment manufacturers. The loss of any single supplier would not be significant to our business. We have not experienced and do not expect a shortage of products that we sell or incorporate into our manufactured products.
     There is presently a strong demand for forgings and castings necessary for us to make our products. There can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices.
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
Competition
     Our products are sold in highly competitive markets. Our primary competitors, who are dominant in our business, are Cooper Cameron Corporation, Hydril Company and National Oilwell Varco, Inc. We also have numerous smaller competitors. We believe the principal competitive factors are timely delivery of products and services, reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability.
Backlog
     As of December 31, 2005 and 2004, we had a backlog of $30.1 million and $3.4 million, respectively, consisting of written orders or commitments believed to be firm contracts for products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that substantially all of the orders and commitments included in backlog at December 31, 2005 will be completed by December 31, 2006.
Patents and Trademarks
     Our business has historically relied upon technical know-how and experience rather than patented technology. We own, or have a license to use, a number of patents covering a variety of products. Although these patents are important, no single patent is essential to our business.
     We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees, partners and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our trade secrets.
Environmental and Other Regulations
     We operate facilities in the U.S. and abroad that are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations can affect our operations in many ways, such as requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring capital expenditures to maintain compliance with laws; and imposing substantial liabilities on us for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing our activities.
     The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this trend will continue in the future.
     In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or Superfund, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons considered to be responsible for the release of a hazardous substance into the environment. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up hazardous substances released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of the hazardous substances into the environment. We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, which imposes requirements related to the handling and disposal of solid and hazardous wastes. We generate materials in the course of our operations that may be regulated as hazardous substances and/or solid or hazardous wastes.
     We currently own or lease, and have in the past owned or leased, properties that for many years have been used as manufacturing facilities for industrial purposes. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under such properties owned, leased or used by us or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. While we have been identified as a potentially responsible party, or PRP, with respect to one site designated for cleanup, we believe that our involvement at that site has been minimal, and that our liability for this matter will not have a material adverse effect on our business.
     The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into waters of the U.S. or the states. Such discharges are prohibited, except in accord with the terms of a permit. Discharges in violation of the Clean Water Act could result in penalties, as well as significant remedial obligations. We believe that we hold all necessary permits for discharges for our U.S. facilities and that we are in substantial compliance with this act.
     The Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources in the U.S., including paint booths, and may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. We believe that our U.S. operations are in substantial compliance with the Clean Air Act.
     Our U.S. operations are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our U.S operations are in substantial compliance with these OSHA requirements.
     Our operations outside of the U.S. are potentially subject to similar regulation governing the discharge of material into the environment and environmental protection. We believe that our foreign operations are in substantial compliance with current requirements of those governmental entities, and that continued compliance with these existing requirements will not materially affect our results of operations or finances.
Employees
     As of December 31, 2005, we had 465 employees, 124 of whom were salaried and 341 of whom were paid on an hourly basis. The entire work force is employed within the United States and Canada. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.
Available Information
     Access to our filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission, or SEC, may be obtained through the Investor Relations section of our website (http://www.t3energyservices.com). Our website provides a hyperlink to a third party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this report.
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

Item 1A. Risk Factors
Risks Relating to the Oil and Gas Industry and Our Business
If we are unable to successfully manage our growth and implement our business plan, our results of operations will be adversely affected.
     We have experienced significant revenue growth in 2005. To maintain our advantage of delivering new products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     We have pursued and intend to continue to pursue strategic acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:
•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	our ability to properly maintain effective internal controls over an acquired company; and

•	risk of entering markets in which we have limited prior experience.
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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of December 31, 2005, we had approximately $69.6 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended December 31, 2007, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors. We are currently undertaking a comprehensive effort in preparation for compliance with Section 404. This effort includes the documentation and evaluation of our internal controls under the direction of our management. We have been making various changes to our internal control over financial reporting as a result of our review efforts. To date, we have not identified any material weaknesses in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board. Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements. If we are unable to successfully implement the requirements of Section 404, it will prevent our independent auditors from issuing an unqualified attestation report on a timely basis as required by Section 404. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
Risks Relating to Our Common Stock
The market price of our common stock may be volatile or may decline regardless of our operating performance.
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2005, the sale prices of our common stock on The Nasdaq National Market has ranged from a low of $6.62 to a high of $18.43 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
•	actual or anticipated variations in quarterly operating results;

•	announcements of technological advances by us or our competitors;

•	current events affecting the political and economic environment in the United States;

•	conditions or trends in our industry, including demand for our products and services, technological advances and governmental regulations;

•	litigation involving or affecting us;

•	changes in financial estimates by us or by any securities analysts who might cover our stock; and

•	additions or departures of our key personnel.
     The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by variations in oil and gas prices, because demand for our services is closely related to those prices.
Two of our directors may have conflicts of interest because they are also officers or employees of First Reserve Corporation. The resolution of these conflicts of interest may not be in our or our stockholders’ best interests.
     Two of our directors, Joseph R. Edwards and Ben A. Guill, are also officers or employees of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, our majority stockholder. This may create conflicts of interest because these directors have responsibilities to First Reserve Fund VIII and its owners.

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
Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.
     We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Additionally, certain of our debt agreements restrict the payment of dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2. Properties
     We operated 13 manufacturing facilities, 11 of which are located in the Gulf Coast region and two of which are located in Canada as of December 31, 2005. Our facilities range in size from 3,000 square feet to approximately 189,000 square feet of manufacturing and related space, or an aggregate of approximately 435,000 square feet. Of this total, 310,000 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2011.

	Size
Manufacturing Facility	(Square Feet)	Leased/Owned
Houma, Louisiana—Main	39,200	Owned
Houma, Louisiana—Venture	61,000	Owned/Leased
Houston, Texas—Ardmore	189,000	Leased
Houston, Texas—Cypress	29,000	Owned
Houston, Texas—East Houston	9,500	Leased
Jennings, Louisiana	25,000	Leased
Lafayette, Louisiana	9,250	Leased
Midland, Texas	4,800	Leased
Nisku, Alberta, Canada	33,000	Leased
Nisku, Alberta, Canada	13,000	Leased
Perryton, Texas	3,000	Leased
Robstown, Texas	10,000	Leased
Shreveport, Louisiana	8,600	Leased
     We also maintain our principal executive offices at 13111 Northwest Freeway, Suite 500, Houston, Texas 77040. We believe this property is adequate to meet our needs for the foreseeable future.
     We plan to expand our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We expect to invest approximately $9.7 million over 2006 and 2007 on this expansion effort. Our expansion plans include:
•	to increase our existing BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities;

•	establishing manufacturing capacity for 12 multi-bowl wellhead units per month;

•	opening two facilities for our wellhead product line;

•	opening five facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
     For example, in January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region. In addition, also in January 2006, we also expanded into the East Texas region by opening a facility to provide wellhead and pipeline products, repairs and field services for companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk fields. These expansions have increased our total number of manufacturing facilities to 15. See “Business – Recent Developments.”
Item 3. Legal Proceedings
     We are involved in various claims and litigation arising in the ordinary course of business. In June 2003, a lawsuit was filed against us in the 61st Judicial District of Harris County, Texas as Yuma Exploration and Production Company, Inc. v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by our wholly owned subsidiary was defective. The plaintiffs initially alleged repair and replacement damages of $0.3 million. During the second quarter of 2005, the plaintiffs alleged production damages in the range of $3 to $5 million. Discovery is ongoing in this lawsuit, which is scheduled to go to trial in May 2006.
     In addition, in December 2001, a lawsuit was filed against us in the 14 th Judicial District Court of Calcasieu Parish, Louisiana as Aspect Energy LLC v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by United Wellhead Services, Inc. was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $5 million related to repairs and activities associated with the product failure and have also claimed unspecified damages with respect to certain expenses, loss of production and damage to the reservoir.
     We have tendered the defense of the above claims under our comprehensive general liability insurance policy and our umbrella policy. We do not believe that the outcome of these legal actions will have a material adverse effect on our business.
     In July 2003, a lawsuit was filed against us in the U.S. District Court, Eastern District of Louisiana as Chevron U.S.A. Inc. v. Aker Maritime, Inc. The lawsuit alleges that one of our wholly owned subsidiaries failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claim that the bolts failed and they had to replace all bolts at a cost of approximately $4 million. The complaint names the plaintiff’s contractor and seven of its suppliers and subcontractors (including our subsidiary) as the defendants and alleges negligence on the part of all defendants. We have filed our motion to dismiss the lawsuit, denying responsibility for the claim. We have also filed a cross claim against our supplier. We do not believe that the outcome of this legal action will have a material adverse effect on our business.
     On October 26, 2005, a shareholder derivative lawsuit, Berger v. Halas, et al., C.A. No. 1733-N, was filed in the Court of Chancery of the State of Delaware in New Castle County, against us (as a nominal defendant), Gus D. Halas, all other members of our Board of Directors, and First Reserve Fund VIII, L.P., our majority stockholder. This lawsuit relates to the initial filing by us of a registration statement on Form S-1 with the Commission on October 21, 2005. The complaint alleges a breach of the duty of loyalty and a bad faith breach of the duty of full disclosure by all defendants. In addition, the complaint alleges that the payment of a transaction bonus to Mr. Halas in connection with the offering contemplated by the preliminary registration statement would be improper. The plaintiff seeks a temporary and a permanent injunction against the proposed sale and the payment of the transaction bonus. The plaintiff also seeks a judgment awarding costs and fees incurred in filing and prosecuting the case. On January 17, 2006, we announced that a decision had been made not to proceed at this time with the public offering. The plaintiff has indicated that he will not pursue the alleged claims if there are no further material developments.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders in the fourth quarter of 2005.

PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The Nasdaq National Market under the symbol “TTES.” The following table sets forth, for each of the periods indicated, the high and low sale prices per share of our common stock on The Nasdaq National Market:

	Price Range
	High	Low
2004
First Quarter	$7.39	$5.59
Second Quarter	$7.05	$5.90
Third Quarter	$6.40	$5.41
Fourth Quarter	$7.25	$5.45
2005
First Quarter	$10.34	$6.77
Second Quarter	$13.00	$6.62
Third Quarter	$18.43	$9.01
Fourth Quarter	$16.88	$8.90
     On March 13, 2006, there were approximately 130 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks.
Dividend Policy
     We have not paid or declared dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to support our operations and growth. Any future dividends will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. In addition, our senior credit facility restricts the payment of dividends.
Issuer Purchases of Equity Securities
     We made no repurchases of our common stock during the year ended December 31, 2005.

Item 6. Selected Financial Data
     The following selected consolidated financial data for each of the five years in the period ended December 31, 2005 has been derived from our audited annual consolidated financial statements. Reclassifications have been made for discontinued operations of our distribution and product segments to previously reported amounts to make them consistent with current presentation format. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except for per share amounts)
Operating Data:
Revenues	$103,218	$67,428	$71,462	$65,097	$43,412

Income from operations (1)	13,813	6,425	5,222	7,602	6,373

Income (loss) from continuing operations (1),(2),(3),(4)	8,055	2,872	(2,248)	3,124	143

Income (loss) from discontinued operations, net of tax (5)	(3,542)	(1,353)	(26,031)	1,446	1,779

Net income (loss)	$4,513	$1,519	$(28,279)	$4,570	$1,922

Basic earnings (loss) per common share:
Continuing operations	$0.76	$0.27	$(0.21)	$0.30	$0.07
Discontinued operations	(0.33)	(0.13)	(2.46)	0.14	0.78

Net income (loss) per common share	$0.43	$0.14	$(2.67)	$0.44	$0.85

Diluted earnings (loss) per common share: (6)
Continuing operations	$0.75	$0.27	$(0.21)	$0.30	$0.28
Discontinued operations	(0.33)	(0.13)	(2.46)	0.14	0.48

Net income (loss) per common share	$0.42	$0.14	$(2.67)	$0.44	$0.76

Weighted average common shares outstanding:
Basic	10,582	10,582	10,582	10,346	2,271
Diluted (6)	10,670	10,585	10,582	10,347	3,715

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	140,788	142,341	145,537	186,599	199,728
Long-term debt, less current maturities	7,058	18,824	14,263	26,441	43,897

(1)	In 2003, we recorded a $1.0 million charge to continuing operations for the impairment of goodwill related to the Company’s custom coatings business.

(2)	In 2003, we wrote-off a $3.5 million note receivable.

(3)	In 2003, we recorded a $0.3 million charge to other expense for repairs to a leased facility damaged by flooding.

(4)	In 2001, we recorded a charge of $0.8 million related to the write-off of unamortized deferred loan costs.

(5)	In 2005, we completed the sale of substantially all of the assets of our distribution segment. In 2004 and 2003, we committed to dispose of substantially all of the assets within our products segment, except for certain assets related to our custom coatings business, along with certain assets within our pressure control segment. The results of operations attributable to those assets are reported as discontinued operations. This resulted in $2.8 million, $0.5 million and $25.4 million goodwill and other intangibles impairment charges in 2005, 2004 and 2003, respectively, and $0.8 million, $2.4 million and $2.3 million long-lived asset impairment charges in 2005, 2004 and 2003, respectively.

(6)	For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, there were 85,553, 451,945, 577,979, 480,575 and 282,829 options, respectively, and 332,862, 517,862, 517,862, 3,489,079 and 3,489,079 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Information” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Corporate History
     We were formerly a Texas corporation named Industrial Holdings, Inc., or IHI, which was a public company with its common stock traded on The Nasdaq National Market. Our predecessor, T-3 Energy Services, Inc., or former T-3, was incorporated in Delaware in October 1999. Former T-3 began operations in the first half of 2000 by acquiring and merging with Cor-Val, Inc. and Preferred Industries, Inc.
     In December 2001, former T-3 merged into IHI, with IHI as the surviving entity. Immediately after the merger, the combined company was reincorporated in Delaware under the name “T-3 Energy Services, Inc.,” and the combined company completed a one for ten reverse split of its common stock. Our common stock began trading on The Nasdaq National Market under the symbol “TTES” on the day after the merger.
     As part of the merger:
•	IHI divested substantially all of its non-energy-related subsidiaries;

•	IHI stockholders converted $3.6 million of IHI debt into shares of IHI common stock;

•	First Reserve Fund VIII converted $25.3 million of former T-3 debt into shares of former T-3 common stock; and

•	First Reserve Fund VIII purchased an additional $46.8 million of shares of former T-3 common stock.
     From inception until the merger, former T-3 completed five acquisitions for approximately $51.9 million in cash, plus liabilities assumed and the issuance of shares of former T-3 common stock. The cash portion of all of these acquisitions was financed through sales of former T-3 common stock to First Reserve Fund VIII and debt financing provided by the sellers or third parties.
     During October 2004, we acquired Oilco for approximately $10.4 million, through which we entered the Canadian market, acquired complementary pressure control products and expanded our product offerings to include elastomers.
     During July 2005, we expanded into Mexico by entering into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V., or SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico.
     We historically operated in three segments, which were pressure control, distribution and products. However, in a series of transactions described below between the first quarter of 2004 and October 12, 2005, we sold substantially all of the assets of our products and distribution businesses.
     In 2004, we:
•	sold our non-core fastener businesses for approximately $7.4 million;

•	sold the remaining assets of our products segment, except for certain assets related to our custom coatings business, along with certain assets of our pressure control business, for approximately $2.5 million; and

•	sold certain assets of the spray weld division of O&M Equipment, L.P. for approximately $0.3 million.

     In October 2005, we sold our distribution business for a purchase price of approximately $8.8 million, which purchase price was subsequently reduced by $0.4 million pursuant to a post-closing adjustment.
     As a result of these dispositions, our focus now is on our pressure control business, which is our only remaining reporting segment.
     The sale of our products and distribution segments constituted sales of businesses. Our results of operations for our distribution and products segments have been reported as discontinued operations in the periods presented.
     In January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming to continue to expand our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region. In addition, also in January 2006, we also expanded into the East Texas region by opening a facility to provide wellhead and pipeline products, repairs and field services for companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk fields. See “Business – Recent Developments.”
Evaluation of Strategic Alternatives
     We were capitalized by First Reserve Fund VIII, a private equity fund and our majority stockholder, in 2000. First Reserve Fund VIII made subsequent equity investments of $72.1 million in December 2001 and $10.0 million in March 2002. In March 2005, with the approval of our board of directors, representatives of First Reserve Fund VIII contacted Simmons & Company International in connection with a possible engagement in which it would assist us in exploring and evaluating strategic alternatives designed to enhance stockholder value. In April 2005, we engaged Simmons as a financial advisor for that purpose.
     Simmons conducted a review of our existing business and opportunities, and evaluated our relative strengths and challenges. Following the review, our board of directors decided to market the entire company for sale and to also consider offers for our distribution business on a stand-alone basis. Simmons began marketing our distribution business in late May 2005 and the entire company in June 2005.
     Simmons contacted a number of potential acquirers regarding the sale of T-3 and the distribution business. In October 2005, based on the results of the marketing process, our board of directors concluded that retaining and expanding the pressure control business was in the best interest of T-3 and its stockholders, and subsequently terminated the engagement with Simmons. As for the sale of the distribution business, we received four written indications of interest for the distribution business. One of these indications of interest resulted in the sale of the distribution business in October 2005.
How We Generate Our Revenue
     We design, manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Our products are used in both onshore and offshore applications. Our customer base, which operates in active oil and gas basins throughout the world, consists of leading drilling contractors, exploration and production companies and pipeline companies.
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
Selling, General and Administrative Expenses as a Percentage of Revenue
     Our selling, general and administrative expenses, or SG&A, expenses, include administrative and marketing costs, the costs of employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to our operations. Our management continually evaluates the level of our SG&A expenses in relation to our revenue because these expenses have a direct impact on our profitability. We believe that our SG&A expenses will increase in 2006 due to costs of complying with the Sarbanes-Oxley Act.
EBITDA
     We define EBITDA as income (loss) from continuing operations before interest expense, net of interest income, provision for income taxes and depreciation and amortization expense. Our management uses EBITDA:
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
     Customer Satisfaction. We monitor our customers’ level of satisfaction regarding our delivery, product quality, and service through customer surveys and other data collection methods. All information collected from the customer satisfaction assessments are statistically compiled to track annual performance. All customer complaints are processed through a corrective action program.
     Employee Productivity. We have increased employee training. Each of our facilities is provided a benchmark under which its employees are evaluated through a collection of practical examinations, written examinations, presentations and in-house training videos. As the collected information is evaluated, deficiencies are identified and corrective actions are assessed.
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
Safety and Environmental Management Systems
     Our Safety Management System, or SMS, monitors our training program as it relates to OSHA compliance. Through a collection of regulatory audits and internal audits, we can evaluate each facility’s compliance with regulatory requirements and take corrective actions necessary to ensure compliance.
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
Quality Management Systems
     All processes, employee certification programs, and inspection activities are managed through our Quality Management Systems, or QMS. Our QMS is based on several industrial standards and is coupled with performance models to ensure continual monitoring and improvement of the program. Each of our facilities has a quality management team that is charged with assuring that day-to-day operations are conducted consistently and within the protocols outlined in the QMS. Operational steps continually are monitored and evaluated against customer and industrial requirements. To ensure that all QMS elements are operating as designed and to provide an addition level of support at each facility, we have assigned a quality director at each facility who monitors individual facility performance and helps manage critical operations.
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
Inventory Turnover Rates
     The cost of our material inventory represents a significant portion of our cost of revenue from our product lines. As a result, maintaining an optimum level of inventory at each of our facilities in an important factor in managing our operations. We continually monitor the inventory turnover rates for each of our product lines and adjusts the frequency of inventory orders as appropriate to maintain the optimum level of inventory based on activity level for each product line.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. We evaluate our estimates on an on-going basis; however, actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in our consolidated financial statements included in this Annual Report on Form 10-K beginning on page F-1. The accounting policies we believe to be the most critical to our reporting of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments and estimates are described below.
     Revenue Recognition. Our products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. We record revenue at the time the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed in accordance with the related contract provisions. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.
     Accounts Receivable. Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. Our receivables are exposed to concentrations of credit risk since a majority of our business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast region and Canada. We continually monitor collections and evaluate the financial strength of our customers but do not require collateral to support our domestic customer receivables. We may require collateral to support our international customer receivables, if any. We provide an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable. We cannot assure you that we will continue to experience the same credit loss rates we have in the past or that our losses will not exceed the amount reserved.
     Inventory. We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory to write down the recorded cost of inventory to its fair market value. This analysis is based primarily on the length of time the item has remained in inventory and management’s consideration of current and expected market conditions.
     Long-Lived Assets. We review our long-lived assets to determine whether any events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. No significant impairments occurred for assets of continuing operations for the years ended December 31, 2005, 2004 and 2003.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses and represents a significant portion of our assets. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.
     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” This standard changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.
     Our annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The fair values of our reporting units are determined based on each reporting unit’s projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses. During 2005, 2004 and 2003, we completed the annual impairment tests required by SFAS No. 142. Our annual impairment calculations for 2005 and 2004 indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired.
     During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our products segment. At December 31, 2003, the assets held for sale constituted a business and thus were classified as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a goodwill impairment charge of $10.2 million related to the disposal of these assets.
     In connection with the disposition of these non-core assets, we re-evaluated our expectations for the earnings, growth and contribution of our products segment for 2004 and concluded that the segment would continue to contribute positively to our consolidated results of operations and cash flows but at a much-reduced level. This determination took into account softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues generated from larger fabricated equipment and component sales. In addition, we expected lower revenues from our electrical motor and generator repair and storage business.

     Accordingly, at December 31, 2003, we assessed the realizability of our recorded goodwill and other intangibles under SFAS No. 142. Our analysis indicated that goodwill was impaired for the remaining businesses within the products segment. We then performed a discounted cash flow analysis and used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $16.2 million, of which $1.0 million was attributable to our custom coatings business, was impaired.
     During the second quarter of 2004, we again re-evaluated our expectations for the earnings, growth and contribution of the products segment. As part of this re-evaluation, we decided to sell substantially all of the remaining assets within our products segment, except for certain assets related to our custom coatings business, along with certain assets within our pressure control segment. At June 30, 2004, pressure control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million in discontinued operations during the second quarter of 2004, related to the assets being sold within our pressure control segment.
     On October 12, 2005, we completed the sale of substantially all of the assets of our distribution segment. This resulted in a goodwill impairment charge of $2.8 million in discontinued operations during 2005. In connection with the disposition of the distribution segment, we reviewed our presentation of segment information and concluded that we have one remaining reporting segment, pressure control. This segment classification is based on aggregation criteria defined in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. We now evaluate the operating results of our pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. Our operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. Accordingly, we have reevaluated our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” based upon these three operating segments. Due to this reevaluation of reporting units, we assessed the realizability of our recorded goodwill in accordance with SFAS No. 142 at September 30, 2005. Goodwill was thus allocated based on the relative fair values of the three reporting units and then assessed for impairment. Our analysis indicated that goodwill was not impaired as the fair value of our reporting units was greater than carrying value.
     Self Insurance. We are self-insured up to certain levels for our group medical coverage. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is possible that our estimates of these liabilities may change over the near term as circumstances develop.
     Income Taxes. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2005 and 2004 were 35% and 31%, respectively. We recorded a provision for income taxes of $0.8 million during 2003 on a $1.5 million loss from continuing operations before provision for income taxes due to the write-off of non-deductible goodwill and the effect of non-deductible expenses.
     We operate in several domestic tax jurisdictions and certain foreign tax jurisdictions. As a result, we are subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we must pay during any given year.
     We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.
     As of December 31, 2005, we had gross deferred tax assets of $8.4 million offset by a valuation allowance of $4.6 million.
New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach to accounting for share-based payments in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123 (R) is effective at the beginning of the first annual period beginning after June 15, 2005. We plan to adopt the provisions of the new standard effective January 1, 2006. As a result of adoption and the 402,000 stock options granted in January 2006, we expect to recognize approximately $1 million of additional pre-tax expense in 2006.

Outlook
     Changes in the current and expected future prices of oil and gas influence the level of energy industry spending. Changes in spending result in an increase or decrease in demand for our products and services. Therefore, our results are dependant on, among other things, the level of worldwide oil and gas drilling activity, capital spending by other oilfield service companies and drilling contractors and pipeline maintenance activity. Key industry indicators for the years ending December 31, 2005, 2004 and 2003 include the following:

				% Change	% Change
Active Drilling Rigs:	2005	2004	2003	2005V2004	2004V2003
U.S	1,380	1,190	1,032	16%	15%
Canada	458	369	372	24%	(1%)
International	908	836	771	9%	8%

Worldwide	2,746	2,395	2,175	15%	10%
Active Workover Rigs:
U.S	1,354	1,235	1,129	10%	9%
Canada	654	615	350	6%	76%

North America	2,008	1,850	1,479	9%	25%
West Texas Intermediate Crude Prices ($/barrel).	$56.64	$41.51	$31.12	36%	33%
NYMEX Henry-Hub Natural Gas Prices ($/mmbtu)	$8.97	$6.17	$5.50	45%	12%

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Spot Price: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry-Hub Natural Gas Spot Price: (www.oilnergy.com).
     We believe our outlook for 2006 is favorable, as overall activity in the markets we operate in is expected to remain high and the Company’s backlog, especially for our pressure and flow control business, began to increase significantly in the third quarter of 2005. We expect that the high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will continue to drive significant levels of backlog.
     Over the next twelve months, we plan to significantly expand our manufacturing capacity through facility expansions and operational improvements, through several selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe this expansion will allow us to continue and improve our already rapid response time to customer demands and enable us to build market share worldwide.
     Looking into 2006 and beyond, we expect average rig activity to remain at high levels, and we expect our new products sales to increase compared to 2005 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. The Company’s actual results will also be dependent on the pace and level of activities in the markets served by the Company.

Results of Operations
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Revenues. Revenues increased $35.8 million, or 53.1%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. The Oilco acquisition, which was completed during the fourth quarter of 2004, accounted for 30.6% of this increase. The remaining increase is attributable to improved demand for our other products and services resulting from higher price levels for oil and natural gas and correspondingly higher levels of construction of drilling rigs that require the type of equipment we manufacture. We also believe that our new products, together with the T-3 brand, have gained market acceptance, resulting in greater sales to customers that use our products both domestically and in international operations. For example, BOP and BOP control systems shipments have increased 500% and 180%, respectively, in 2005 as compared to 2004.
     Cost of Revenues. Cost of revenues increased $21.2 million, or 46.9%, in the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 35.8% in the year ended December 31, 2005 compared to 33.1% in the year ended December 31, 2004. Gross profit margin was higher in 2005 primarily due to improved pricing and increased market share, partially offset by down time caused by Hurricanes Katrina and Rita. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004.
     Operating Expenses. Operating expenses increased $7.2 million, or 45.5%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to the increase in revenues described above. Operating expenses as a percentage of revenues were 22.4% in the year ended December 31, 2005 compared to 23.6% in the year ended December 31, 2004. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs with a higher sales volume, partially offset by increased regulatory requirements costs, consulting costs, professional fees of $0.6 million related to the terminated public offering and down time caused by Hurricanes Katrina and Rita.
     Operating expenses for the Pressure Control segment increased $4.4 million, or 42.3%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to the increase in revenues described above. Operating expenses as a percentage of revenues were 14.5% in the year ended December 31, 2005 compared to 15.6% in the year ended December 31, 2004. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs with a higher sales volume, partially offset by down time caused by Hurricanes Katrina and Rita.
     Operating expenses for Corporate operations increased $2.8 million, or 51.8%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily attributable to increased regulatory requirements costs, consulting costs and professional fees of $0.6 million related to the terminated public offering.
     Interest Expense. Interest expense was $1.5 million in the year ended December 31, 2005 compared to $2.3 million in the year ended December 31, 2004. The decrease was primarily attributable to repaying our subordinated term loan during May 2005.
     Income Taxes. Income tax expense for the year ended December 31, 2005 was $4.4 million as compared to $1.3 million in the year ended December 31, 2004. The increase was primarily due to an increase in income before taxes. The effective tax rate was 35.2% in the year ended December 31, 2005 compared to 31.2% in the year ended December 31, 2004. The higher tax rate in the 2005 period resulted from increased state income taxes during 2005 as compared to 2004. Also, the 2004 period included a larger reduction of the valuation allowance which reduced income tax expense as compared to 2005.
     Income from Continuing Operations. Income from continuing operations was $8.1 million in the year ended December 31, 2005 compared with $2.9 million in the year ended December 31, 2004 as a result of the foregoing factors.

     Discontinued Operations. During 2005 and 2004, we sold substantially all of the assets of our distribution and products segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the year ended December 31, 2005 was $3.5 million as compared to $1.4 million in the year ended December 31, 2004. The increase in loss is primarily attributable to the pre-tax loss of $3.6 million for the sale of the distribution segment during 2005, as compared to a loss of $2.9 million for the sale of a portion of the products segment during 2004.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
     Revenues. Revenues decreased $4.0 million, or 5.6%, in the year ended December 31, 2004 compared to the year ended December 31, 2003. Although United States drilling activity increased from year-to-year and oil and gas prices increased, revenues declined primarily as a result of softness in the Gulf of Mexico drilling rig count and increased pricing pressure for substantially all of our products and services. This decrease was offset by increased revenues from certain pressure control products and services resulting from an improved United States onshore rig count and the purchase of Oilco during the fourth quarter of 2004.
     Cost of Revenues. Cost of revenues decreased $3.5 million, or 7.2%, in the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease was primarily a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 33.1% in the year ended December 31, 2004 compared to 32.0% in the year ended December 31, 2003. Gross profit margin was higher during 2004 due to cost reduction strategies, including lower self-insured medical costs and slightly improved margins from some of our products and services resulting from an improved United States onshore rig count. This was partially offset by pricing pressure on other products.
     Operating Expenses. Operating expenses decreased $1.7 million, or 9.8%, in the year ended December 31, 2004 compared to the year ended December 31, 2003. As a percentage of revenues, operating expenses were 23.6% in the year ended December 31, 2004 compared to 24.7% in the year ended December 31, 2003. Operating expenses decreased primarily due to cost reduction strategies, including lower self-insured medical costs and personnel reductions, and a $1.0 million goodwill impairment charge during 2003 related to our custom coatings business. This decrease was partially offset by expenses associated with the growth and improvement of our engineering and technical sales support group and the purchase of Oilco during 2004.
     Operating expenses for our pressure control segment decreased $0.7 million, or 6.5%, in the year ended December 31, 2004 compared to the year ended December 31, 2003. As a percentage of revenues, operating expenses decreased from 15.7% in the year ended December 31, 2003 to 15.6% in the year ended December 31, 2004. The decrease was primarily the result of lower self-insured medical costs during 2004 and a goodwill impairment of $1.0 million during 2003. This decrease in 2004 was partially offset by the write-off of $0.2 million relating to other intangible assets associated with the disposition of certain spray welding assets, expenses associated with the growth and improvement of our engineering and technical sales support division, and the purchase of Oilco during 2004.
     Operating expenses for corporate operations decreased $1.0 million, or 15.7%, in the year ended December 31, 2004 compared to the year ended December 31, 2003. This was primarily attributable to cost reduction strategies and personnel reductions, offset partially by increased external reporting costs and consulting fees.
     Interest Expense. Interest expense decreased to $2.3 million in the year ended December 31, 2004 from $3.1 million in the year ended December 31, 2003, primarily as a result of lower debt levels and interest rates during 2004.
     Write-off of Acquired Note Receivable. In the year ended December 31, 2003, we wrote-off a $3.5 million note receivable that was acquired in conjunction with the disposal by IHI of Beaird Industries, Inc. before the completion of IHI’s merger with former T-3. During 2003, we were informed by the payor of the note of its inability to make payments and that its refinancing efforts had been unsuccessful.
     Income Taxes. Income tax expense for the year ended December 31, 2004 was $1.3 million as compared to $0.8 million in the year ended December 31, 2003. In 2004, the effective tax rate was 31.2% primarily due to a decrease in the valuation allowance on deferred tax assets, and state income taxes, net of the federal benefit provided, partially offset by the effect of non-deductible expenses. Income tax expense was $0.8 million in 2003 even though we had a loss from continuing operations before provision for income taxes of $1.5 million. This was primarily due to the write-off of non-deductible goodwill and the effect of non-deductible expenses.
     Income (Loss) from Continuing Operations. Income from continuing operations was $2.9 million in the year ended December 31, 2004 compared with a loss from continuing operations of $2.2 million in the year ended December 31, 2003 as a result of the foregoing factors.
     Discontinued Operations. During the fourth quarter of 2003, we committed to a formal plan to sell certain non-core assets within our products segment. The sale of these assets was consummated in February 2004. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, we recorded a loss of $11.3 million, net of tax. Included in this loss were a goodwill impairment charge of $10.2 million and a long-lived asset impairment of $2.3 million.
     Also during the fourth quarter of 2003, we re-evaluated our expectations for the earnings, growth and contribution of the remaining assets within our products segment. This resulted in an additional goodwill impairment charge of $15.2 million in 2003. We committed to formal plans to sell these remaining assets within our products segment, along with certain assets within our pressure control segment, during the second quarter of 2004 and recorded a loss of $2.9 million. Included in this loss was a goodwill impairment charge of $0.3 million, a $0.2 million charge to other intangible assets and a $2.4 million charge to tangible assets.
     All of the above asset sales constitute businesses and thus their results of operations are reported in discontinued operations for all periods presented.
Liquidity and Capital Resources
     At December 31, 2005, we had working capital of $26.6 million, current maturities of long-term debt of $36,000, long-term debt (net of current maturities) of $7.1 million and stockholders’ equity of $109.2 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve Fund VIII, L.P., our majority stockholder), debt from sellers and internally generated funds.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $4.0 million for the year ended December 31, 2005 compared to $5.6 million in 2004 and $6.1 million in 2003. The decrease of $1.6 million for 2005 as compared to 2004 was primarily attributable to increases in our receivables and inventory due to increased sales activity in 2005. The increases were partially offset by our improved cash management system resulting in the deferral of payment of vendor invoices consistent with industry practice as described below. Additionally, due to increased demand, our customers have shown a willingness to prepay for our products. The decrease of $0.5 million for 2004 as compared to 2003 was primarily attributable to increases in pressure and flow control inventories to take advantage of favorable raw material pricing, an increase in our pressure and flow control stocking levels and an increase in wellhead equipment inventories due to increased land drilling activity. In the fourth quarter of 2004, we implemented an improved cash management system. While our cash collections improved from prior years, we began to defer payment of vendor invoices consistent with industry practice, improving our cash flows. Accrued expenses and other decreased in 2004 primarily as a result of a reduction in employee compensation compared to 2003. Additionally, in 2004, we made fewer tax deposits resulting in a decrease in prepaid expenses and other current assets.
     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the years ended December 31, 2005, 2004 and 2003, we made capital expenditures of approximately $2.5 million, $1.9 million and $1.0 million, respectively. Cash consideration paid for acquisitions was $10.4 million in 2004 (see Note 2 to our consolidated financial statements). There were no acquisitions in 2005 or 2003.

     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Principal uses of cash include payments on long-term debt and the senior credit facility. Financing activities used $11.8 million, $6.4 million and $5.8 million of net cash in the years ended December 31, 2005, 2004 and 2003, respectively. We had proceeds from issuance of long-term debt of $3.0 million in 2004 and no such proceeds in 2005 or 2003. We made principal payments on long-term debt of $15.0 million, $12.3 million, and $3.5 million in the years ended December 31, 2005, 2004 and 2003, respectively. We also had net borrowings (repayments) on our senior credit facility of $3.3 million, $3.8 million, and ($2.1) million in the years ended December 31, 2005, 2004 and 2003, respectively.
     Net Cash Provided by (Used In) Discontinued Operations. For the years ended December 31, 2005, 2004, and 2003, net cash provided by (used in) discontinued operations was $10.6 million, $11.9 million and ($0.7) million, respectively. This consisted of operating cash flows of $1.8 million, $2.7 million, and ($0.4) million and investing cash flows of $8.8 million, $9.2 million, and ($0.3) million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no financing cash flows. Cash was provided by discontinued operations in 2005 primarily due to our receipt of $8.8 million for the sale of the distribution segment. The purchase price was subsequently reduced by $0.4 million pursuant to a post-closing adjustment . Cash was provided by discontinued operations in 2004 primarily due to our receipt of $9.2 million for the sale of the products segment.
     Principal Debt Instruments. As of December 31, 2005, we had an aggregate of $7.1 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of December 31, 2005, availability under our senior credit facility was $43.8 million.
     During May 2005, we received consents from our senior lenders to repay our $15 million subordinated term loan using advances made from our senior credit facility. Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. As of December 31, 2005, we had $7.1 million borrowed under our senior credit facility. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2005, the senior credit facility bore interest ranging from 6.19% to 8.00%, with interest payable quarterly or as LIBOR advances mature. The effective interest rate, including amortization of deferred loan costs, was 13.5%. The effective interest rate, excluding amortization of deferred loan costs, was 7.7%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of December 31, 2005, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
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
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, including the planned expansion of our manufacturing capacity, continued new product development and expansion of our geographic areas of operation, and financing obligations.
     We intend to make strategic acquisitions but the timing, size or success of any strategic acquisition and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but we may also issue additional equity either directly or in connection with an acquisition. There can be no assurance that acquisition funds may be available at terms acceptable to us.
     On November 14, 2005, we entered into an agreement with First Reserve Fund VIII, L.P. and Mr. Halas amending Mr. Halas’ current employment agreement to provide that the transaction bonus payable thereunder would also have become payable upon the consummation of a sale by First Reserve Fund VIII, L.P. in a public offering, pursuant to a firm commitment underwriting, of at least 50% of the outstanding shares of our common stock. The agreement also extended the time period during which a change in control of the Company must have occured in order for the transaction bonus to be payable from December 31, 2005 to January 31, 2006. In addition, pursuant to the terms of the agreement, First Reserve Fund VIII, L.P. would have made a capital contribution to the Company in order to reimburse us for the payment of any transaction bonus to Mr. Halas, but only in the event of a public offering meeting the requirements described above.
     On January 17, 2006, we announced a decision had been made not to proceed with the public offering. This decision was based on the anticipated offering price of our common stock and current market conditions. First Reserve Fund VIII informed us that, depending upon a variety of factors, including our financial condition and results of operations, as well as conditions in the equity and financial markets, they may in the future consider (i) holding their position in T-3 for a prolonged period of time, (ii) one or more sales of our shares, either in the open market or otherwise, (iii) one or more purchases of our shares, either in the open market or otherwise or (iv) participating in a strategic transaction involving T-3. As a result of the termination of the public offering, the transaction bonus provided for in the November 2005 employment agreement amendment of Mr. Halas will not be paid.
     A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2005 is as follows (in thousands):

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$7,094	$36	$7,058	$—	$—
Letters of credit	59	59	—	—	—
Operating leases	4,275	1,405	2,113	755	2

Total Contractual Obligations	$11,428	$1,500	$9,171	$755	$2

Related Parties
     We have transactions in the normal course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.
     We leased certain buildings under noncancelable operating leases from employees of the Company. We do not have any further lease commitments with related parties for 2006 and beyond. Rent expense to related parties was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Any future reportable transactions between related parties and us other than in the ordinary course of business will be reviewed and approved in advance by our Audit Committee.
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
     We are exposed to some market risk due to the floating interest rate under our senior credit facility. As of December 31, 2005, our senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $7.1 million. A 1.0% increase in interest rates could result in a $0.1 million increase in interest expense on the December 31, 2005 principal balance.
     We also are exposed to some market risk due to the floating interest rate under our Canadian revolving credit facility. As of December 31, 2005, our Canadian revolving credit facility, the interest rate of which floats with our leverage ratio and the Canadian prime rate, did not have a principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.4 million adjustment to our equity account for the year ended December 31, 2005 to reflect the net impact of the change in foreign currency exchange rate.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required hereunder are included in this report as set forth in the “Index to Consolidated Financial Statements” on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and Corporate CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
     Information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

See index to consolidated financial statements set forth on page F-1.

2.	Financial Statement Schedules

None.

3.	Exhibits

See the Exhibit Index appearing on page EX-1.
(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2006.

T-3 ENERGY SERVICES, INC.

By:	/s/ Michael T. Mino

Michael T. Mino (Chief Financial Officer and Vice President)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2006.

Signature		Title

By:	/s/ Gus D. Halas	President, Chief Executive Officer and Chairman

	Gus D. Halas	(Principal Executive Officer)

By:	/s/ Michael T. Mino	Vice President and Chief Financial Officer

	Michael T. Mino	(Principal Financial and Accounting Officer)

By:	/s/ Michael W. Press	Director

Michael W. Press

By:	/s/ Stephen A. Snider	Director

Stephen A. Snider

By:	/s/ Joseph R. Edwards	Director

Joseph R. Edwards

By:	/s/ Ben A. Guill	Director

Ben A. Guill

By:	/s/ James M. Tidwell	Director

James M. Tidwell

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
   T-3 Energy Services, Inc.:
     We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 3, 2006

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,162	$95
Accounts receivable – trade, net	21,527	13,296
Inventories	18,268	11,861
Notes receivable, current portion	480	1,160
Deferred income taxes	1,731	2,086
Prepaids and other current assets	5,887	3,114
Current assets of discontinued operations	—	18,226

Total current assets	49,055	49,838

Property and equipment, net	18,652	18,746
Notes receivable, less current portion	327	365
Goodwill, net	69,607	68,393
Other intangible assets, net	2,325	3,445
Other assets	822	1,554

Total assets	$140,788	$142,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$12,943	$6,355
Accrued expenses and other	9,439	6,408
Current maturities of long-term debt	36	44
Current liabilities of discontinued operations	—	4,048

Total current liabilities	22,418	16,855

Long-term debt, less current maturities	7,058	18,824
Other long-term liabilities	82	130
Deferred income taxes	2,018	2,216

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized at December 31, 2005 and 50,000,000 shares authorized at December 31, 2004, 10,581,986 shares issued and outstanding at December 31, 2005 and 2004	11	11
Warrants, 332,862 issued and outstanding at December 31, 2005
and 517,862 issued and outstanding at December 31, 2004	644	853
Additional paid-in capital	123,175	122,962
Retained earnings (deficit)	(15,420)	(19,933)
Accumulated other comprehensive income	802	423

Total stockholders’ equity	109,212	104,316

Total liabilities and stockholders’ equity	$140,788	$142,341

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Products	$65,635	$43,263	$46,420
Services	37,583	24,165	25,042

	103,218	67,428	71,462

Cost of revenues:
Products	42,397	29,567	32,371
Services	23,887	15,548	16,249

	66,284	45,115	48,620

Gross profit	36,934	22,313	22,842

Operating expenses:
Impairment of goodwill	—	—	1,034
Selling, general and administrative expenses	23,121	15,888	16,586

	23,121	15,888	17,620

Income from operations	13,813	6,425	5,222

Interest expense	1,491	2,319	3,121

Interest income	(83)	(205)	(244)

Write-off of acquired note receivable	—	—	3,491

Other (income) expense, net	(16)	134	349

Income (loss) from continuing operations before provision for income taxes	12,421	4,177	(1,495)

Provision for income taxes	4,366	1,305	753

Income (loss) from continuing operations	8,055	2,872	(2,248)

Loss from discontinued operations, net of tax	(3,542)	(1,353)	(26,031)

Net income (loss)	$4,513	$1,519	$(28,279)

Basic earnings (loss) per common share:
Continuing operations	$0.76	$0.27	$(0.21)
Discontinued operations	(0.33)	(0.13)	(2.46)

Net income (loss) per common share	$0.43	$0.14	$(2.67)

Diluted earnings (loss) per common share:
Continuing operations	$0.75	$0.27	$(0.21)
Discontinued operations	(0.33)	(0.13)	(2.46)

Net income (loss) per common share	$0.42	$0.14	$(2.67)

Weighted average common shares outstanding:
Basic	10,582	10,582	10,582

Diluted	10,670	10,585	10,582

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,513	$1,519	$(28,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	3,542	1,353	26,031
Bad debt expense	66	95	216
Depreciation and amortization	3,183	2,517	2,677
Amortization of deferred loan costs	299	675	983
Write-off of deferred loan costs	370	181	—
Loss on sale of assets	34	153	60
Deferred taxes	(302)	(88)	873
Amortization of stock compensation	4	8	36
Write-off of acquired note receivable	—	—	3,491
Write-off of other intangible assets, net	—	150	—
Impairment of goodwill	—	—	1,034
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	(8,271)	203	(1,270)
Inventories	(6,356)	(2,315)	939
Prepaids and other current assets	(2,609)	1,035	842
Other assets	(52)	(39)	153
Accounts payable – trade	6,440	842	(1,946)
Accrued expenses and other	3,129	(834)	186
Assets held for sale, net	—	119	31

Net cash provided by operating activities	3,990	5,574	6,057

Cash flows from investing activities:
Purchases of property and equipment	(2,523)	(1,929)	(961)
Proceeds from sales of property and equipment	59	1,031	66
Cash paid for acquisitions, net of cash acquired	—	(10,442)	—
Collections on notes receivable	718	307	555

Net cash used in investing activities	(1,746)	(11,033)	(340)

Cash flows from financing activities:
Proceeds from long-term debt	—	3,000	—
Net borrowings (repayments) under revolving credit facility	3,270	3,788	(2,079)
Payments on long-term debt	(15,044)	(12,276)	(3,469)
Debt financing costs	—	(926)	(214)

Net cash used in financing activities	(11,774)	(6,414)	(5,762)

Effect of exchange rate changes on cash and cash equivalents	23	(41)	—

Cash flows of discontinued operations (Revised – See note 1):
Operating cash flows	1,777	2,668	(393)
Investing cash flows	8,797	9,222	(297)
Financing cash flows	—	—	—

Net cash provided by (used in) discontinued operations	10,574	11,890	(690)

Net decrease (increase) in restricted cash	—	102	(102)

Net increase (decrease) in cash and cash equivalents	1,067	78	(837)
Cash and cash equivalents, beginning of year	95	17	854

Cash and cash equivalents, end of year	$1,162	$95	$17

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2005, 2004 and 2003
(in thousands)

									Accumulated
							Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Warrants		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2002	—	$—	10,582	$11	3,489	$938	$122,833	$6,827	$—	$130,609

Expiration of warrants	—	—	—	—	(2,971)	(85)	85	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	36	—	—	36
Net loss	—	—	—	—	—	—	—	(28,279)	—	(28,279)

Balance, December 31, 2003	—	—	10,582	11	518	853	122,954	(21,452)	—	102,366

Comprehensive income:
Net income	—	—	—	—	—	—	—	1,519	—	1,519
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	423	423

Comprehensive income	—	—	—	—	—	—	—	1,519	423	1,942
Amortization of stock compensation	—	—	—	—	—	—	8	—	—	8

Balance, December 31, 2004	—	—	10,582	11	518	853	122,962	(19,933)	423	104,316

Comprehensive income:
Net income	—	—	—	—	—	—	—	4,513	—	4,513
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	379	379

Comprehensive income	—	—	—	—	—	—	—	4,513	379	4,892
Expiration of warrants	—	—	—	—	(185)	(209)	209	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	4	—	—	4

Balance, December 31, 2005	—	$—	10,582	$11	333	$644	$123,175	$(15,420)	$802	$109,212

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.
Equity Method Investments
     On July 20, 2005, the Company entered into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. Each party to the joint venture has equal operational control. Under the terms of the agreement, the Company will provide the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA will provide the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and will assist the joint venture in its marketing and sales efforts in Mexico. The Company will account for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of December 31, 2005, the Company did not have an investment in the joint venture as the joint venture had not yet begun operations.
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2005 and 2004, there were no cash equivalents.
Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses and other approximate their respective fair values because of the short maturities of those instruments.
     Long term notes receivable, including current portion, are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying amounts of these notes receivable closely approximate their fair values.
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

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,	December 31,
	2005	2004	2003
Balance at beginning of year	$215	$326	$247
Charged to expense	66	95	216
Write-offs	(24)	(206)	(137)

Balance at end of year	$257	$215	$326

Inventories
     Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method is used to determine the cost of substantially all of the inventories. Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004
Raw materials	$4,420	$3,197
Work in process	6,891	2,985
Finished goods and component parts	6,957	5,679

	$18,268	$11,861

     The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. During 2005, 2004 and 2003, the Company recorded $636,000, $307,000 and $463,000, respectively, in charges to earnings to write down the recorded cost of inventory to its estimated fair market value.
Prepaids and Other Current Assets
     Prepaids and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004
Income tax deposits	$3,469	$1,071
Prepaid insurance	1,640	1,455
Other current assets	778	588

	$5,887	$3,114

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
     Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. For the years ended December 31, 2005, 2004 and 2003, no impairment had occurred for assets of continuing operations.
Goodwill and Indefinite-Lived Intangibles
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values. For the years ended December 31, 2005 and 2004, no impairment had occurred for goodwill and indefinite-lived intangibles of continuing operations. For the year ended December 31, 2003, goodwill of $1.0 million attributable to the Company’s custom coatings business was impaired.
Other Intangible Assets
     Other intangible assets include non-compete agreements, customer lists, patents and other similar items. Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Customer lists were acquired as part of the acquisition of Oilco and were recorded based upon their fair market value at the acquisition date. Customer lists are amortized over five years.
Deferred Loan Costs
     Deferred loan costs were incurred in connection with the arrangement of the Company’s amended and restated senior credit facility and subordinated term loan and the previous credit agreement (see Note 8). Net deferred loan costs of $460,000 and $1,104,000 are included in Other Assets on the December 31, 2005 and 2004 balance sheets, respectively. Deferred loan costs are amortized over the terms of the applicable loan agreements, which range from three to four years. Accumulated amortization was $3,428,000 and $2,759,000 at December 31, 2005 and 2004, respectively. Amortization of deferred loan costs for the years ended December 31, 2005, 2004 and 2003, which is classified as interest expense, was $299,000, $675,000 and $983,000, respectively. Accumulated amortization and interest expense also included the write-off of deferred loan costs of $370,000 and $181,000 for the years ended December 31, 2005 and 2004. These write-offs of deferred loan costs relate to the Company repaying its subordinated term loan during May 2005 and Wells Fargo term loan during February 2004.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Self-Insurance
     The Company is self-insured up to certain levels for its group medical coverage. The amounts in excess of the self-insured levels are fully insured, up to a limit. Liabilities associated with these risks are estimated by considering historical claims experience. Although management believes adequate reserves have been provided for expected liabilities arising from the Company’s self-insured obligations, there is a risk that the Company’s insurance may not be sufficient to cover any particular loss or that its insurance may not cover all losses. For example, while the Company maintains product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of the Company’s coverage. Finally, insurance rates have in the past been subject to wide fluctuation. Changes in coverage, insurance markets and the industry may result in increases in the Company’s cost and higher deductibles and retentions.
Income Taxes
     The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rates for 2005 and 2004 were 35% and 31%, respectively. The Company recorded income tax expense of $0.8 million during 2003 on a $1.5 million loss from continuing operations before provision for income taxes. The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that it provides during any given year.
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
     As of December 31, 2005, the Company had gross deferred tax assets of $8.4 million offset by a valuation allowance of $4.6 million. As of December 31, 2004, the Company had gross deferred tax assets of $10.1 million offset by a valuation allowance of $6.1 million. In 2005, we recorded a net reduction of $1.5 million to our valuation allowance. This reduction is primarily the result of a $1.4 million decrease in net operating loss carryforwards.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation
     At December 31, 2005, the Company had a stock option plan, which is described more fully in Note 14. As of December 31, 2005, the Company accounted for that plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans (dollars in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$4,513	$1,519	$(28,279)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	318	(130)	(517)

Net income (loss), as adjusted	$4,831	$1,389	$(28,796)

Basic EPS:
As reported	$0.43	$0.14	$(2.67)
As adjusted	$0.46	$0.13	$(2.72)

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004	2003
Diluted EPS:
As reported	$0.42	$0.14	$(2.67)
As adjusted	$0.45	$0.13	$(2.72)
     For the purpose of estimating the fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for 2005, 2004 and 2003, respectively, were computed on a weighted average basis: risk-free interest rate of 4.18%, 4.12% and 3.80%, expected volatility of 38.91%, 42.44% and 43.44%, expected life of 4 years and no expected dividends. For the year ended December 31, 2005, the effect on stock-based employee compensation was a benefit due to forfeitures of 185,000 options during the second quarter of 2005. The effects of applying SFAS No. 123 may not be indicative of future amounts since additional future awards are anticipated and the estimation of values involves subjective assumptions which may vary materially as a result of actual events.
Cash Flows
     Supplemental disclosures of cash flow information is presented in the following table (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Cash paid (received) during the period for:
Interest	$1,511	$1,187	$2,131
Income taxes	2,950	(375)	20
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
Reclassifications
     Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation. The Company reclassified collections on notes receivable from net cash provided by operating activities to net cash used in investing activities on the consolidated statements of cash flows for 2005, 2004 and 2003. Also, in 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Newly Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach to accounting for share-based payments in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123 (R) is effective at the beginning of the first annual period beginning after June 15, 2005. The Company plans to adopt the provisions of the new standard effective January 1, 2006. As a result of adoption and the 402,000 stock options granted in January 2006, the Company expects to recognize approximately $1 million of additional pre-tax expense in 2006.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. BUSINESS COMBINATIONS AND DISPOSITIONS:
Business Combinations
     On October 18, 2004, the Company completed the purchase of Oilco for approximately $10.4 million. Oilco manufactures accumulators, re-manufactures blowout preventors, performs field services on both accumulators and blowout preventors and manufactures rubber goods used in the oilwell control industry. The acquisition was funded from the Company’s working capital and the use of its senior credit facility and subordinated term loan.
     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition is included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the consolidated balance sheet at December 31, 2004 related to the above acquisition were based upon preliminary information and have changed as final asset and liability valuations were obtained during 2005. Final valuations of assets and liabilities have been obtained and recorded within one year from the date of acquisition. No material changes to the preliminary allocations were made during 2005 except for a $565,000 reclassification of excess purchase price from other intangibles to goodwill and the recognition of deferred tax liabilities related to the acquisition of Oilco. The Oilco acquisition was not material to the Company’s consolidated financial statements, and therefore pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
Fair value of tangible and intangible assets, net of cash acquired	$—	$6,740	$—
Goodwill recorded	—	5,109	—
Total liabilities assumed	—	(1,407)	—
Common stock issued	—	—	—

Cash paid for acquisitions, net of cash acquired	$—	$10,442	$—

Dispositions
     During the fourth quarter of 2003, the Company committed to a formal plan to sell certain non-core assets within its products segment. The sale of these assets was consummated in February 2004. The Company received $7.2 million in cash at closing that was immediately used to pay down its Well Fargo term loan. The assets sold comprised substantially all of the assets of LSS – Lone Star – Houston Inc., Bolt Manufacturing Co., Inc. (d/b/a Walker Bolt Manufacturing Company) and WHIR Acquisition, Inc. (d/b/a Ameritech Manufacturing), (collectively, the “Fastener Businesses”). The Fastener Businesses primarily manufactured and distributed a broad line of standard and metric fasteners, in addition to manufacturing specialty fasteners and parts in small quantities for the commercial and aerospace industries as well as the military.
     At December 31, 2003, the assets held for sale constituted a business and were classified as discontinued operations. Goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. For the year ended December 31, 2003, the Company recorded a loss of $11,329,000, net of tax, based upon a pending sales contract. Included in this loss was a goodwill impairment charge of $10,230,000 and a long-lived asset impairment charge of $2,254,000.
     In connection with the disposition of these non-core assets, the Company re-evaluated its expectations for the earnings, growth and contribution of the products segment for 2004 and concluded that the segment would

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
continue to contribute positively to T-3’s consolidated results of operations and cash flows but at a much reduced level. This determination took into account the continued softness in the Gulf of Mexico upstream and downstream oil and gas industry as well as lower revenues from the electrical motor and generator repair and storage business.
     Accordingly, at December 31, 2003, the Company assessed the realizability of its recorded goodwill. The Company’s analysis indicated that goodwill was impaired for the remaining businesses within the products segment and recorded a non-cash goodwill impairment charge of $16.2 million during the fourth quarter of 2003. Of this amount, $15.2 million has been reclassified to discontinued operations because during the second quarter of 2004, the Company again re-evaluated its expectations for the earnings, growth and contribution of the products segment. As part of this re-evaluation, we decided to sell substantially all of the remaining assets within the Company’s products segment, except for certain assets related to the Company’s custom coatings business. This resulted in a $0.1 million charge to other intangible assets and a $1.6 million charge to tangible assets during the second quarter of 2004. A portion of these remaining products segment assets were sold during May and June 2004 for $1.0 million and $0.4 million, respectively. The assets sold comprised substantially all of the assets of one of the two operating divisions of Moores Pump & Services, Inc., known as “Moores Machine Shop” and TPS Total Power Systems, Inc. (“TPS”). Moores Machine Shop was primarily engaged in the manufacture and production of downhole and completion products and equipment. TPS distributes new electric motors; provides complete rewinding, repair and rebuilding for used AC/DC electric motors and generators; and repairs and manufactures used flood pumps and waste disposal pumps for governmental entities in Louisiana and Texas. The remaining assets of Moores Pump & Services, Inc. (“Moores Pump”) were sold during the third quarter of 2004 for $0.6 million. Moores Pump is a pump distribution and remanufacturing business. These assets constituted businesses and were classified as discontinued operations. Accordingly, the results of operations of Moores Machine Shop, TPS, and Moores Pump for 2005, 2004, and 2003 have been reported as discontinued operations.
     As part of the above re-evaluation performed during the second quarter of 2004, the Company decided to also sell certain assets within its pressure control segment. Thus, at June 30, 2004, pressure control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million during the second quarter of 2004. In addition to the goodwill impairment charge, the Company recorded a $0.1 million charge to other intangible assets and a $0.8 million charge to tangible assets related to the pressure control disposition. The assets of Control Products of Louisiana, Inc. (“CPL”) were sold during the third quarter of 2004 for $0.5 million. CPL primarily repairs and manufactures control valves and related equipment. These assets constituted a business and were classified as discontinued operations. Accordingly, the results of operations of CPL for 2005, 2004, and 2003 have been reported as discontinued operations.
     On September 29, 2005, the Company, along with its wholly-owned subsidiary, A&B Bolt & Supply, Inc. (“A&B”), entered into an Asset Purchase Agreement under which the Company would sell substantially all the assets of its distribution segment operated by A&B. A&B distributes products and supplies to the oil, gas and pipeline industries, including valves, pipe, fittings, fasteners and flanges. The transaction closed on October 12, 2005 for a purchase price of $8.8 million, which purchase price was subsequently reduced by $0.4 million pursuant to a post-closing adjustment. The Company recorded a pre-tax loss of $3.6 million during the year ended December 31, 2005 for the sale of its distribution segment. This loss includes a goodwill impairment charge of $2.8 million and a long-lived asset impairment charge of $0.8 million.
     The products and distribution segments’ assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2005, 2004 and 2003. The Company now operates under the one remaining historical reporting segment, pressure control. Accordingly, all historical segment results reflect the remaining operating structure.
     In connection with the disposition of the distribution segment, the Company reviewed its presentation of segment information and concluded that it has one reporting segment, pressure control. This segment classification is based on aggregation criteria defined in SFAS No. 131, “Disclosure About Segments of an

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Enterprise and Related Information.” Management now evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. Accordingly, the Company re-evaluated its reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” based upon these three operating segments. Due to this re-evaluation of reporting units, the Company assessed the realizability of its recorded goodwill in accordance with SFAS No. 142 at September 30, 2005. Goodwill was allocated based on the relative fair values of the three reporting units and then assessed for impairment. Management’s analysis indicated that goodwill was not impaired as the fair value of its reporting units was greater than the carrying value.
     The related assets and liabilities included in the sale of these businesses, as detailed below, have been classified as current assets and liabilities of discontinued operations at December 31, 2004 as follows (dollars in thousands):

December 31,
2004
Current assets of discontinued operations:

Trade accounts receivable	$7,849
Inventories	4,538
Prepaid expenses and other	80
Notes receivable	13
Property & equipment	886
Goodwill	4,836
Other assets	24

Total current assets of discontinued operations	$18,226

Current liabilities of discontinued operations:
Accounts payable	4,028
Accrued expenses and other	20

Total current liabilities of discontinued operations	$4,048

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating results of discontinued operations are as follows (dollars in thousands):

	2005	2004	2003
Revenues	$29,231	$51,942	$76,062

Costs of revenues	22,893	40,480	60,354

Gross profit	6,338	11,462	15,708

Impairment charges	3,569	2,900	27,659

Operating expenses	7,661	9,801	15,074

Operating loss	(4,892)	(1,239)	(27,025)

Interest expense	379	144	—

Other (income) expense	—	123	71

Loss before benefit for income taxes	(5,271)	(1,506)	(27,096)

Benefit for income taxes	(1,729)	(153)	(1,065)

Loss from discontinued operations	$(3,542)	$(1,353)	$(26,031)

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
3. PROPERTY AND EQUIPMENT:
     A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2005	2004
Land	—	$570	$570
Buildings and improvements	3-40 years	6,723	6,349
Machinery and equipment	3-15 years	15,093	13,657
Vehicles	5-10 years	779	881
Furniture and fixtures	3-10 years	707	724
Computer equipment	3-7 years	4,411	3,956
Construction in progress	—	164	1

		28,447	26,138
Less — Accumulated depreciation		(9,795)	(7,392)

Property and equipment, net.		$18,652	$18,746

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $2,492,000, $2,270,000

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and $2,203,000, respectively. Included in computer equipment costs are capitalized computer software development costs of $1,059,000 and $875,000 at December 31, 2005 and 2004. Depreciation expense related to capitalized computer software development costs was $139,000, $119,000 and $100,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
4. GOODWILL:
     Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Prior to the adoption of SFAS No. 142 in 2002, goodwill was amortized on a straight line basis over the lesser of the estimated useful life or 40 years. In conjunction with the adoption of this statement, the Company discontinued the amortization of goodwill.
     As discussed in Note 2, goodwill impairments related to discontinued operations were $2.8 million, $0.3 million and $25.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no goodwill impairments related to continuing operations for 2005 and 2004. There was a $1.0 million goodwill impairment related to continuing operations for the year ended December 31, 2003.
     In connection with the disposition of the distribution segment, the Company reviewed its presentation of segment information and concluded that it has one remaining reporting segment, pressure control. This segment classification is based on aggregation criteria defined in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Management now evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. Accordingly, the Company re-evaluated its reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” based upon these three operating segments. Due to this re-evaluation of reporting units, the Company assessed the realizability of its recorded goodwill in accordance with SFAS No. 142 at September 30, 2005. Goodwill was allocated based on the relative fair values of the three reporting units and then assessed for impairment. Management’s analysis indicated that goodwill was not impaired as the fair value of its reporting units was greater than the carrying value.
     At December 31, 2005, the Company completed the annual impairment tests required by SFAS No. 142. Its calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. The fair values of the Company’s reporting units were determined based on the reporting units’ projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses. Certain estimates and judgments are required in the fair value calculations. The Company has determined no impairment exists; however, if for any reason the fair value of its goodwill or indefinite life intangible assets declines below the carrying value in the future, the Company may incur charges for the impairment. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance, December 31, 2003	$63,838
Adjustments	(246)
Impairment loss recognized in discontinued operations	(308)
Acquisition of Oilco	5,109

Balance, December 31, 2004	$68,393
Adjustments	1,214

Balance, December 31, 2005	$69,607

     During 2005, the Company increased goodwill by $1,214,000 primarily related to the recognition of deferred tax liabilities of $757,000 in connection with the acquisition of Oilco. Goodwill was also increased for a $565,000 reclassification of excess purchase price from other intangibles to goodwill related to the Company completing its purchase price allocation for Oilco. These increases were partially offset by a goodwill decrease related to the utilization of deferred tax assets previously identified and reserved through purchase accounting. During 2004, the Company reduced goodwill by $246,000 primarily related to a reduction in net operating loss valuation allowances partially offset by an increase in foreign currency exchange rates.
5. OTHER INTANGIBLE ASSETS:
     Other intangible assets include non-compete agreements, customer lists, patents and other similar items, as described below (in thousands):

	December 31,	December 31,
	2005	2004
Covenants not to compete	$4,669	$5,065
Customer lists	812	887
Other intangible assets	239	172

	5,720	6,124
Less: Accumulated amortization	(3,395)	(2,679)

	$2,325	$3,445

     Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Accumulated amortization was $3,098,000 and $2,563,000 at December 31, 2005 and 2004, respectively. Amortization expense for covenants not to compete was $523,000, $141,000, and $466,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Customer lists were acquired as part of the acquisition of Oilco and were recorded based upon their fair market value at the acquisition date. Customer lists are amortized over five years. Accumulated amortization was $214,000 and $36,000 at December 31, 2005 and 2004, respectively. Amortization expense was $166,000, $36,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes estimated aggregate amortization expense for other intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Year ending December 31 –
2006	$452
2007	452
2008	452
2009	339
2010	1
     Excluded from the above amortization expense is $0.6 million of covenants not to compete and patents for which the amortization period has not yet begun.
6. NOTES RECEIVABLE:
     Notes receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004
8.00% subordinated promissory note receivable with an effective rate of 12%, in the original face amount of $350,000, net of a $25,000 discount at December 31, 2005 and 2004, due in monthly installments of $7,100 through January 2007	$291	$291

Subordinated promissory note receivable with interest at the greater of 8.00% or LIBOR + 5.5%, in the original face amount of $1,500,000, due in installments of $550,000 in March 2005, $200,000 in June 2005 with a final payment in December 2005 of all outstanding principal and interest	430	1,101
Other notes receivable, unsecured	86	133

	807	1,525
Less — Current portion	(480)	(1,160)

	$327	$365

     During March 2005, the Company modified and replaced the original $1,500,000 subordinated promissory note receivable. An initial principal and interest payment of $550,000 was received upon the execution of the restated subordinated promissory note and an additional principal payment of $200,000 was received for the June 30, 2005 due date. Accrued interest payments at the greater of 8.00% or LIBOR + 5.5% have been paid on a quarterly basis commencing March 31, 2005 through September 30, 2005 with an outstanding interest balance of $7,000 at December 31, 2005. The remaining outstanding principal of $430,000 was due on December 16, 2005 and has not yet been paid. Management is currently in discussions with the payor to collect the final principal and interest payments and believes that the remaining balance will be collected.
     Prior to the merger of the Company and Industrial Holdings, Inc. (IHI), IHI sold a subsidiary, Beaird Industries Inc., to an entity controlled by Don Carlin and Robert Cone, and IHI received a $3.5 million promissory note from the former subsidiary as the purchase price. Mr. Carlin is a former director, and Mr. Cone is a former executive officer and director of the Company. During the first quarter of 2003, the Company was informed by the payor of the note of its inability to make timely interest payments and that efforts to restructure its debt obligations had so far been unsuccessful. Accordingly, the Company reserved approximately 50% of the note, because management believed that the note’s net realizable value was approximately $1.7 million. In the fourth quarter of 2003, the Company learned that efforts to refinance Beaird Industries Inc. had failed, and management determined that the note was uncollectible and wrote off the remaining balance of the note. These amounts appear in the 2003 Statement of Operations under the caption “Write-off of acquired note receivable.”

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. ACCRUED LIABILITIES:
     Accrued liabilities consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004
Accrued payroll and related benefits	$3,039	$2,121
Accrued medical costs	672	720
Accrued taxes	1,786	1,226
Customer deposits	1,642	48
Other accrued liabilities	2,300	2,293

	$9,439	$6,408

8. LONG-TERM DEBT:
     Long-term debt from financial institutions consists of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004
Wells Fargo revolver	$5,000	$1,500
Wells Fargo swing line	2,058	2,288
Wells Fargo Energy Capital subordinated term loan	—	15,000
Equipment loans and other	36	80

Total	7,094	18,868
Less — Current maturities of long-term debt	(36)	(44)

Long-term debt	$7,058	$18,824

     On September 30, 2004, the Company amended and restated its senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. As of December 31, 2005, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for the senior credit facility, the Company’s availability under its senior credit facility was $43.8 million. The Company intends to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At December 31, 2005, the senior credit facility bore interest ranging from 6.19% to 8.00%, with interest payable quarterly or as LIBOR advances mature. The senior credit facility’s effective interest rate, including amortization of loan costs, for the year ended December 31, 2005 was 13.5%. The effective interest rate, excluding amortization of deferred loan costs, was 7.7%. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of December 31, 2005, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the Company’s assets.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During May 2005, the Company received consents from its senior lenders to repay the Company’s $15 million amended and restated subordinated term loan using advances made from its senior credit facility. This debt extinguishment resulted in a write-off of deferred loan costs of approximately $0.4 million and such costs have been classified as interest expense in the Company’s 2005 results of operations.
     During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by the Company’s leverage ratio and ranges from the Canadian prime rate plus 0.75% to the Canadian prime rate plus 2.00%. T-3 Oilco Energy Services Partnership, the Company’s Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by the Company and all of its material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of December 31, 2005, the Canadian revolving credit facility did not have a balance.
     During October 2005, the Company sold substantially all the assets of its distribution segment operated by A&B for a purchase price of $8.8 million, which purchase price was subsequently reduced by $0.4 million pursuant to a post-closing adjustment. The proceeds from the sale were used to pay down the senior credit facility during the fourth quarter of 2005.
     The aggregate maturities of long-term debt during the five years subsequent to December 31, 2005, are as follows (dollars in thousands):

Year ending December 31 —
2006	$36
2007	7,058
2008	—
2009	—
2010	—
Thereafter	—

$7,094

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. EARNINGS PER SHARE:
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2005, 2004 and 2003, as follows (in thousands except per share data):

	2005	2004	2003
Numerator:
Income (loss) from continuing operations	$8,055	$2,872	$(2,248)
Loss from discontinued operations	(3,542)	(1,353)	(26,031)

Net income (loss)	$4,513	$1,519	$(28,279)

Denominator:
Weighted average common shares outstanding — basic	10,582	10,582	10,582
Shares for dilutive stock options	88	3	—

Weighted average common shares outstanding — diluted	10,670	10,585	10,582

Basic earnings (loss) per common share:
Continuing operations	$0.76	$0.27	$(0.21)
Discontinued operations	(0.33)	(0.13)	(2.46)

Net income (loss) per common share	$0.43	$0.14	$(2.67)

Diluted earnings (loss) per common share:
Continuing operations	$0.75	$0.27	$(0.21)
Discontinued operations	(0.33)	(0.13)	(2.46)

Net income (loss) per common share	$0.42	$0.14	$(2.67)

     For 2005, 2004 and 2003, there were 85,553, 451,945, and 577,979 options, respectively, and 332,862, 517,862 and 517,862 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
10. INCOME TAXES:
     The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2005	2004	2003
Federal —
Current	$4,220	$1,274	$(137)
Deferred	(86)	(41)	867

State —
Current	372	119	17
Deferred	(11)	(47)	6

Foreign —
Current	76	—	—
Deferred	(205)	—	—

Provision for income taxes from continuing operations	$4,366	$1,305	$753

Benefit for income taxes from discontinued operations	$(1,729)	$(153)	$(1,065)

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

	2005	2004	2003
Income tax expense (benefit) at the statutory federal rate	$4,223	$1,420	$(508)
Increase (decrease) resulting from -
Nondeductible goodwill and expenses	203	186	451
State income taxes, net of federal benefit	261	47	15
Change in valuation allowance	(275)	(465)	795
Other	(46)	117	—

	$4,366	$1,305	$753

     The components of deferred taxes as of December 31 are as follows (dollars in thousands):

	2005	2004
Deferred income tax assets –
Net operating loss carryforwards	$4,843	6,231
Accrued expenses	925	1,128
Inventories	1,154	1,048
Allowance for doubtful accounts	210	405
Writeoff of note receivable	1,254	1,232
Other	5	24

	8,391	10,068
Valuation allowance	(4,611)	(6,118)

Total deferred income tax assets	3,780	3,950

Deferred income tax liabilities –
Property and equipment	(2,803)	(2,862)
Intangible assets	(525)	(536)
Prepaid expenses	(558)	(495)
Other	(181)	(187)

Total deferred income tax liabilities	(4,067)	(4,080)

Net deferred income tax asset (liability)	$(287)	$(130)

     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards of approximately $13.9 million for federal income tax purposes that expire beginning in 2019 and are subject to annual limitations under Section 382 of the Internal Revenue Code. At December 31, 2005, the Company had NOL carryforwards of approximately $2.6 million for state income tax purposes that expire from 2006 through 2010. In 2005, the Company recorded a net reduction of $1,507,000 to its valuation allowance, of which $1,286,000 reduced goodwill as it was originally established through purchase accounting. The change in net operating loss carryforwards is principally a $1,045,000 reduction of net operating loss carryforwards, that were previously established through purchase accounting, but which are expected to expire unused due to the statutory limitations on the use of the acquired NOLs, and $399,000 of net operating loss carryforwards, including federal of $321,000 and state and foreign NOLs of $78,000 that can be utilized in 2005. In 2004, the Company recorded a net reduction of $356,000 to its valuation allowance. This reduction is the result of a $465,000 decrease in the valuation allowance to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities, partially offset by an increase in net operating loss carryforwards. Any reductions in the valuation allowance attributable to the use of these NOL carryforwards reduces goodwill only to the extent that the valuation allowance was originally established through purchase accounting.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year. The Company’s income from continuing operations before provision for income taxes is comprised of $12.6 million domestic income partially offset by a $0.2 million foreign loss for the year ended December 31, 2005.
     At December 31, 2005, the Company had $1,097,000 in goodwill, net of accumulated amortization, that will be tax deductible in future periods.
11. RELATED-PARTY TRANSACTIONS:
     The Company has transactions in the normal course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.
     The Company leased certain buildings under noncancelable operating leases from employees of the Company. The Company does not have any further lease commitments with related parties for 2006 and beyond. Rent expense to related parties was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
12. COMMITMENTS AND CONTINGENCIES:
Lease Commitments
     The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2005, 2004 and 2003 were $1,532,000, $1,251,000 and $1,295,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income from subleases assumed in the merger with IHI, are as follows (dollars in thousands):

Year ending December 31 –
2006	$1,405
2007	1,149
2008	964
2009	524
2010	231
Thereafter	2

Total minimum lease payments	$4,275
Less: minimum sublease income	(691)

Net minimum lease payments	$3,584

     In connection with the purchase accounting for the merger with IHI, the Company engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was determined that at the date of the merger, the contract rental rates associated with two of these leases exceeded the then fair market rental rate. Accordingly, the Company recorded a reserve based on this excess that is amortized over their lease terms. The reserve recorded for one of these leases has been fully amortized as of December 31, 2005 and 2004. The remaining reserve will be amortized over its remaining lease term of 3 years. The reserve balance was $124,000 and $172,000 at December 31, 2005 and 2004, respectively.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
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
     On August 25, 2005, the Compensation Committee of the Board of Directors of the Company approved the First Amendment to Employment Agreement (the “Employment Agreement Amendment”) entered into between the Company and Gus D. Halas, the Company’s chairman, president and chief executive officer. The Employment Agreement Amendment provided for the payment by the Company to Mr. Halas of a transaction bonus in the event of a change in control of the Company on or prior to December 31, 2005, based on the “transaction value per share.”
     On October 26, 2005, a shareholder derivative lawsuit (Berger v. Halas, et al., C.A. No. 1733-N) was filed in the Court of Chancery of the State of Delaware in New Castle County, against the Company (as a nominal defendant), Gus D. Halas, all other members of the Company’s Board of Directors, and First Reserve Fund VIII, L.P., the principal stockholder of the Company. This lawsuit relates to the filing by the Company of a preliminary registration statement on Form S-1 with the U.S. Securities and Exchange Commission on October

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21, 2005. The complaint alleges a breach of the duty of loyalty and a bad faith breach of the duty of full disclosure by all defendants. In addition, the complaint alleges that the payment of a transaction bonus to Mr. Halas in connection with the offering contemplated by the preliminary registration statement would be improper. The plaintiff seeks a temporary and a permanent injunction against the proposed sale and the payment of the transaction bonus. The plaintiff also seeks a judgment awarding costs and fees incurred in filing and prosecuting the case. On January 17, 2006, the Company announced a decision had been made not to proceed with the public offering. The plaintiff indicated that he will not pursue the alleged claims if there are no further material developments.
     On November 14, 2005, the Company entered into an agreement with First Reserve Fund VIII, L.P. and Mr. Halas further amending Mr. Halas’ Employment Agreement to provide that the transaction bonus payable thereunder would also have become payable upon the consummation of a sale by First Reserve Fund VIII, L.P. in a public offering, pursuant to a firm commitment underwriting, of at least 50% of the outstanding shares of the Company’s common stock. The agreement also extended the time period during which the change in control of the Company must have occured in order for the transaction bonus to be payable from December 31, 2005 to January 31, 2006. In addition, pursuant to the terms of the agreement, First Reserve Fund VIII, L.P. would have made a capital contribution to the Company in order to reimburse the Company for the payment of any transaction bonus to Mr. Halas, but only in the event of a public offering meeting the requirements described above. On January 17, 2006, the Company announced a decision had been made not to proceed with the public offering (see Note 17). As a result of the termination of the public offering, the transaction bonus provided for in the November 2005 employment agreement amendment of Mr. Halas will not be paid.
     At December 31, 2005, the Company had no significant letters of credit outstanding.
13. STOCKHOLDERS’ EQUITY:
Authorized Shares
     At the 2005 Annual Meeting of Stockholders held on June 1, 2005, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock from 50,000,000 to 25,000,000. At December 31, 2005, the Company’s authorized capital stock consisted of 25,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of preferred stock, par value $.001 per share.
Reserved Shares
     At December 31, 2005, the Company had approximately 1,333,000 shares reserved for issuance in connection with its outstanding stock options and warrants.
Warrants to acquire common stock
     The following table sets forth the 332,862 outstanding warrants to acquire 332,862 shares of common stock as of December 31, 2005:

Number of
common shares
Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 stockholders in connection with the merger with IHI, currently exercisable, expiring on December 17, 2011	327,862
Warrants to acquire common stock at $14.00 per share issued by IHI to one of its lenders, currently exercisable, expiring on February 1, 2006	5,000
     In connection with the merger with IHI, the Company valued the warrants using a Black-Scholes option-pricing model.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. EMPLOYEE BENEFIT PLANS:
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
     In 2000, the Company issued performance-based options under the Plan to purchase up to approximately 57,860 shares of the Company’s common stock at $11.01 per share which expired 10 years from the date of grant. In 2001, T-3 amended the options whereby the performance-based options were converted to time based options. These converted options vest at 33-1/3% on the third, fourth and fifth anniversaries of the date of employment. As a result of the amendment, the Company recorded a compensation charge in 2005, 2004 and 2003. At December 31, 2005, there was approximately $2,000 in deferred compensation expense to be recognized over the remaining vesting period of these options.
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
The following table summarizes information about T-3 employee stock options outstanding at December 31:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at the beginning of the year	595,579	$9.78	577,979	$11.50	471,880	$14.42
Granted	143,000	7.77	147,000	6.73	256,500	6.63
Exercised	—	—	—	—	—	—
Forfeited	(202,526)	10.46	(129,400)	13.92	(150,401)	12.36

Outstanding at end of year	536,053	$8.99	595,579	$9.78	577,979	$11.50

Options exercisable at end of year	275,050	$10.66	338,293	$11.86	283,918	$15.45

Weighted-average fair value of options granted during the year at market price	143,000	2.81	147,000	2.59	256,500	2.57

Weighted-average fair value of options granted during the year where exercise price is greater than market price at grant date	—	—	—	—	—	—

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes significant ranges of all outstanding and exercisable options at December 31, 2005:

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercisable	Number	Exercise
Exercisable Prices			Outstanding	Life	Price	Exercisable	Price
		$5.07	2,000	7.7	$5.07	1,331	$5.07
		$5.75	2,000	7.9	$5.75	1,333	$5.75
		$5.80	25,000	7.9	$5.80	11,667	$5.80
		$6.28	100,000	7.2	$6.28	66,667	$6.28
		$6.85	45,000	7.2	$6.85	31,666	$6.85
		$6.98	100,000	8.0	$6.98	33,333	$6.98
		$7.41	108,000	9.0	$7.41	—	$7.41
		$9.45	25,000	9.0	$9.45	—	$9.45
		$9.50	43,500	6.1	$9.50	43,500	$9.50
		$11.01	53,940	4.4	$11.01	53,940	$11.01
		$12.50	10,000	4.4	$12.50	10,000	$12.50
		$12.80	5,205	8.2	$12.80	5,205	$12.80
		$14.41	11,083	8.2	$14.41	11,083	$14.41
$ 92.50	—	105.00	2,825	1.5	$99.14	2,825	$99.14
$113.80	—	137.50	2,500	2.5	$137.50	2,500	$137.50
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
Defined Contribution Plans
     The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees’ salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $430,000, $459,000 and $606,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
15. SEGMENT INFORMATION:
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.
     As discussed in Note 2, the Company sold substantially all of the remaining assets of its distribution and products segments, except for certain assets related to the Company’s custom coatings business, and accordingly, their results of operations for 2005, 2004 and 2003 have been reported as discontinued operations. In connection with the disposition of the distribution segment, the Company reviewed its presentation of segment information and concluded that it has one reporting segment, pressure control. This segment classification is based on aggregation criteria defined in SFAS No. 131. Management now evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The Company now operates under the one remaining historical reporting segment, pressure control. The pressure control segment manufactures remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coating to customers’ products used primarily in the oil and gas industry. No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2005.
     The accounting policies of the segment are the same as those of the Company as described in Note 1. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada.
Business Segments

	Pressure
	Control	Corporate	Consolidated
	(in thousands)
2005
Revenues	$103,218	$—	$103,218
Depreciation and amortization	2,348	835	3,183
Income (loss) from operations	22,012	(8,199)	13,813
Total assets	132,018	8,770	140,788
Capital expenditures	2,018	505	2,523
2004
Revenues	$67,428	$—	$67,428
Depreciation and amortization	1,770	747	2,517
Income (loss) from operations	11,825	(5,400)	6,425
Total assets(1)	133,972	8,369	142,341
Capital expenditures	1,573	356	1,929
2003
Revenues	$71,462	$—	$71,462
Depreciation and amortization	1,968	709	2,677
Income (loss) from operations	11,628	(6,406)	5,222
Total assets(1)	137,918	7,619	145,537
Capital expenditures	185	776	961

(1)	Pressure control total assets at December 31, 2004 and 2003 includes current and long-term assets of discontinued operations of $18,226 and $30,710, respectively.
Geographic Segments
(in thousands)

	Revenues			Long-Lived Assets
	2005	2004	2003	2005	2004	2003
United States	$90,979	$66,130	$71,462	$80,673	$81,443	$84,117
Canada	12,239	1,298	—	9,911	9,141	—

	$103,218	$67,428	$71,462	$90,584	$90,584	$84,117

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. QUARTERLY FINANCIAL DATA (UNAUDITED):
     Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2005
Revenues	$19,782	$25,039	$25,791	$32,606
Gross profit	6,406	9,678	9,017	11,833
Income from operations	1,624	4,324	3,439	4,426
Income from continuing operations	698	2,364	2,104	2,889
Income (loss) from discontinued operations	72	3	(3,856)	239
Net income (loss)	770	2,367	(1,752)	3,128
Basic earnings (loss) per common share:
Continuing operations	.07	.22	.20	.27
Discontinued operations	—	—	(.37)	.02
Net income (loss)	.07	.22	(.17)	.29
Diluted earnings (loss) per common share:
Continuing operations	.07	.22	.20	.27
Discontinued operations	—	—	(.36)	.02
Net income (loss)	.07	.22	(.16)	.29

2004
Revenues	$15,256	$16,783	$16,447	$18,942
Gross profit	5,146	5,555	5,990	5,622
Income from operations	1,554	1,222	2,190	1,459
Income from continuing operations	503	441	960	968
Income (loss) from discontinued operations	(40)	(1,947)	169	465
Net income (loss)	463	(1,506)	1,129	1,433
Basic earnings (loss) per common share Continuing operations	.05	.04	.09	.09
Discontinued operations	(.01)	(.18)	.02	.04
Net income (loss)	.04	(.14)	.11	.13
Diluted earnings (loss) per common share Continuing operations	.05	.04	.09	.09
Discontinued operations	(.01)	(.18)	.02	.04
Net income (loss)	.04	(.14)	.11	.13
The Company’s previously reported 2005 and 2004 quarterly results have been restated to reflect discontinued operations (see Note 2). The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as each quarterly computation is based upon the weighted average number of common shares outstanding during that period.
17. SUBSEQUENT EVENTS (UNAUDITED):
     On January 12, 2006, the Company completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming. KC Machine is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. The acquisition of KC Machine continues the Company’s expansion of its pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region.
     On January 17, 2006, the Company announced a decision had been made not to proceed with a previously announced public offering. This decision was based on the anticipated offering price of the Company’s common stock and current market conditions. First Reserve Fund VIII informed the Company that, depending upon a variety of factors, including its financial condition and results of operations, as well as conditions in the equity and financial markets, First Reserve Fund VIII may in the future consider (i) holding its position in T-3 for a prolonged period of time, (ii) one or more sales of T-3’s shares, either in the open market or otherwise, (iii) one or more purchases of T-3’s shares, either in the open market or otherwise or (iv) participating in a strategic transaction involving the Company.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On January 20, 2006, the Company announced that it had expanded into the East Texas region by opening a facility to provide wellhead and pipeline products, repairs and field services for oil and gas and pipeline production and transmission companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk fields.

INDEX TO EXHIBITS

Exhibit
Number		Identification of Exhibit
2.1	—	Agreement and Plan of Merger dated May 7, 2001, as amended, among Industrial Holdings, Inc., T-3 Energy Services, Inc. and First Reserve Fund VIII, Limited Partnership (incorporated herein by reference to Annex I to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

2.2	—	Plan and Agreement of Merger dated December 17, 2001, between T-3 Energy Services, Inc. (“the Company”) and T-3 Combination Corp (incorporated herein by referenced to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

4.2	—	Form of warrant to purchase 327,862 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

5.1	—	Opinion of Porter & Hedges, L.L.P. (previously filed)

10.1+	—	Employment Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.2+	—	First Amendment to Employment Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.3+	—	Letter Agreement dated November 14, 2005, among First Reserve Fund VIII, L.P., T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.4+	—	Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s 2001 Annual Report on Form 10-K).

10.5+	—	Third Employment Agreement dated March 23, 2005, by and between T-3 Management Services, L.P. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit
Number		Identification of Exhibit
10.6	—	Registration Rights Agreement dated December 17, 2001, among Industrial Holdings, Inc. and the Stockholders thereto (incorporated herein by reference to Exhibit 10.1 to Industrial Holdings, Inc. Report on Form 8-K dated December 31, 2001).

10.7	—	Stock Purchase Agreement dated November 14, 2001 between IHI and GHX Acquisition Corp (incorporated herein by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated December 31, 2001).

10.8	—	Stock Purchase Agreement dated November 15, 2001, among IHI, Donald Carlin and Robert E. Cone with respect to disposition of Beaird Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Report on Form 8-K dated December 31, 2001).

10.9	—	Asset Purchase Agreement dated October 16, 2001 among IHI, Rex Machinery Movers, Inc., OF Acquisition, L.P., Philform, Inc., SMSG, L.L.C. and SMSP, L.L.C. (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 31, 2001).

10.10	—	Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc. dated May 7, 2001 (incorporated herein by reference to Exhibit 2.1 to Industrial Holdings, Inc. Report on Form 10-Q dated May 15, 2001).

10.11+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to the Company’s Form S-8 filed November 18, 2002).

10.12+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.13+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.14+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.15+	—	Form of Employee Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.16+	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.17	—	Purchase and Sale of Assets Agreement among Lone Star Fasteners, LP; LSS-Lone Star-Houston, Inc., Bolt Manufacturing Co., Inc. d/b/a Walker Bolt Manufacturing Company and WHIR Acquisition, Inc. d/b/a Ameritech Fastener Manufacturing and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 9, 2004).

10.18	—	Asset Purchase Agreement for Moores Machine Shop Assets dated as of May 31, 2004, among Moores Machine Shop, L.L.C., Moores Pump & Services, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 14, 2004).

Exhibit
Number		Identification of Exhibit
10.19	—	Asset Purchase Agreement dated as of June 1, 2004, among TPS Acquisition, LLC, TPS Total Power Systems, Inc., Total Power Systems, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 14, 2004).

10.20	—	Asset Purchase Agreement for Moores Pump & Services, Inc. Assets dated as of August 4, 2004, among Cormier-Millin, Inc., Moores Pump & Services, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 13, 2004).

10.21	—	Stock Purchase Agreement by and among David Cannings, Linda Cannings, Southwoods Ranching & Developments Inc. and T-3 Energy Services Canada, Inc. dated as of October 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2004).

10.22	—	Asset Purchase Agreement dated September 29, 2005, by and between A&B Valve and Piping Systems, L.P., T-3 Energy Services, Inc. and A&B Bolt Supply, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 5, 2005).

10.23*	—	Company Purchase Agreement for KC Machine, LLC by and among Kelly Niswender, Carol Niswender and T-3 Rocky Mountain Holdings, Inc. dated as of January 12, 2006.

10.24	—	First Amended and Restated Credit Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower, Wells Fargo Bank, National Association as Issuing Bank, as a Bank and as Lead Arranger and Agent for the Banks and the Banks (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.25	—	First Amendment to First Amended and Restated Credit Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.26	—	Intercreditor Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, Wells Fargo Bank, National Association, as Issuing Bank, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.27	—	Amended and Restated Loan Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower and Wells Fargo Energy Capital, Inc. as Lender and as Agent for the Lenders and the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.28	—	First Amended and Restated Subordination and Intercreditor Agreement dated as of September 30, 2004, among T-3 Energy Services, Inc., the Guarantors named therein, General Electric Capital Corporation, Comerica Bank, Wells Fargo Bank, National Association, as agent for the senior lenders, and Wells Fargo Energy Capital, Inc., as agent for the junior lenders (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 5, 2004).

14.1	—	Senior Executive Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s 2003 Annual Report on Form 10-K).

Exhibit
Number		Identification of Exhibit
21.1*	—	Subsidiaries of the Company.

23.1*	—	Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement