Form 10-Q
period 2006-03-31
T-3 ENERGY SERVICES INC
filed 2006-05-12
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     At May 12, 2006, the registrant had 10,586,974 shares of common stock outstanding.

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$818	$1,162
Accounts receivable — trade, net	23,289	21,527
Inventories	21,576	18,268
Notes receivable, current portion	758	480
Deferred income taxes	1,767	1,731
Prepaids and other current assets	4,597	5,887

Total current assets	52,805	49,055

Property and equipment, net	20,645	18,652
Notes receivable, less current portion	36	327
Goodwill, net	71,055	69,607
Other intangible assets, net	2,863	2,325
Other assets	767	822

Total assets	$148,171	$140,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$14,565	$12,943
Accrued expenses and other	9,380	9,439
Current maturities of long-term debt	24	36

Total current liabilities	23,969	22,418

Long-term debt, less current maturities	7,571	7,058
Other long-term liabilities	70	82
Deferred income taxes	3,287	2,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 10,586,974 shares issued and outstanding at March 31, 2006 and 10,581,986 shares issued and outstanding at December 31, 2005	11	11
Warrants, 327,862 issued and outstanding at March 31, 2006 and 332,862 issued and outstanding at December 31, 2005	644	644
Additional paid-in capital	123,460	123,175
Retained deficit	(11,636)	(15,420)
Accumulated other comprehensive income	795	802

Total stockholders’ equity	113,274	109,212

Total liabilities and stockholders’ equity	$148,171	$140,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Products	$25,001	$11,105
Services	10,682	8,677

	35,683	19,782

Cost of revenues:
Products	16,564	7,775
Services	5,995	5,601

	22,559	13,376

Gross profit	13,124	6,406

Operating expenses	6,907	4,782

Income from operations	6,217	1,624

Interest expense	256	396

Interest income	(6)	(23)

Other (income) expense, net	(84)	25

Income from continuing operations before provision for income taxes	6,051	1,226

Provision for income taxes	2,187	528

Income from continuing operations	3,864	698

Income (loss) from discontinued operations, net of tax	(80)	72

Net income	$3,784	$770

Basic earnings (loss) per common share:
Continuing operations	$.37	$.06
Discontinued operations	(.01)	.01

Net income (loss) per common share	$.36	$.07

Diluted earnings (loss) per common share:
Continuing operations	$.36	$.06
Discontinued operations	(.01)	.01

Net income (loss) per common share	$.35	$.07

Weighted average common shares outstanding:
Basic	10,584	10,582

Diluted	10,696	10,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,784	$770
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	80	(72)
Bad debt expense	(18)	33
Depreciation and amortization	807	814
Amortization of deferred loan costs	62	90
Loss on sale of assets	10	24
Deferred taxes	1,086	248
Employee stock-based compensation expense	237	—
Amortization of stock compensation	1	1
Changes in assets and liabilities:
Accounts receivable – trade	(1,408)	662
Inventories	(3,310)	(2,199)
Prepaids and other current assets	1,290	930
Other assets	(11)	(29)
Accounts payable — trade	1,529	208
Accrued expenses and other	(362)	826

Net cash provided by operating activities	3,777	2,306

Cash flows from investing activities:
Purchases of property and equipment	(2,493)	(421)
Proceeds from sales of property and equipment	135	48
Cash paid for acquisitions, net of cash acquired	(2,248)	—
Collections on notes receivable	13	484

Net cash provided by (used in) investing activities	(4,593)	111

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	513	(3,788)
Payments on long-term debt	(12)	(11)
Proceeds from exercise of stock options	37	—
Excess tax benefits from stock-based compensation	9	—

Net cash provided by (used in) financing activities	547	(3,799)

Effect of exchange rate changes on cash and cash equivalents	5	(3)

Cash flows of discontinued operations (Revised – See note 1):
Operating cash flows	(80)	1,906
Investing cash flows	—	(50)
Financing cash flows	—	—

Net cash provided by (used in) discontinued operations	(80)	1,856

Net increase (decrease) in cash and cash equivalents	(344)	471
Cash and cash equivalents, beginning of period	1,162	95

Cash and cash equivalents, end of period	$818	$566

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$3,784	$770

Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	(119)

Comprehensive income	$3,777	$651

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes to reflect discontinued operations as discussed in Note 2 and to make them consistent with the current presentation format. Also, cost of revenues of $2,873,000 have been reclassified from services to products for the three months ended March 31, 2005 to properly conform with current period classification. On the accompanying condensed consolidated statements of cash flows, the Company has also reclassified collections on notes receivable from net cash provided by operating activities to net cash provided by (used in) investing activities. In addition, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Equity Method Investments
     On July 20, 2005, the Company entered into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. Each party to the joint venture has equal operational control. Under the terms of the agreement, the Company will provide the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA will provide the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and will assist the joint venture in its marketing and sales efforts in Mexico. The Company will account for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of March 31, 2006, the Company did not have an investment in the joint venture as the joint venture had not yet begun operations.
Stock-Based Compensation
     At March 31, 2006, the Company had a stock option plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123 (R).

New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has adopted SFAS 123 (R) on January 1, 2006. The impact of adopting SFAS 123 (R) is discussed in Note 9.
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On January 12, 2006, the Company completed the purchase of KC Machine LLC for approximately $2.5 million, of which $0.3 million is payable one year from the acquisition date subject to a post-closing working capital adjustment. KC Machine is located in Rock Springs, Wyoming and is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. The acquisition of KC Machine continues the Company’s expansion of its pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region. The acquisition was funded from the Company’s working capital and the use of its senior credit facility.
     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition are included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the condensed consolidated balance sheet at March 31, 2006 related to the above acquisition are based upon preliminary information and are subject to change when final asset and liability valuations are determined. Final valuations of assets and liabilities will be determined and recorded within one year from the date of acquisition. Material changes to the preliminary allocations are not anticipated by management. The KC Machine acquisition is not material to the Company’s condensed consolidated financial statements, and therefore pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2006 (dollars in thousands):

Fair value of tangible and intangible assets, net of cash acquired	$1,327
Goodwill recorded	1,309
Total liabilities assumed	(388)
Common stock issued	—

Cash paid for acquisitions, net of cash acquired	$2,248

Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2006 and 2005. The Company now operates under the one remaining historical reporting segment, pressure control. Accordingly, all historical segment results reflect this operating structure.
     Net revenues from discontinued operations for the three months ended March 31, 2006 and 2005 were $0 and $9.6 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(0.1) million and $0.1 million, respectively. Included in the income before provision for income taxes for the three months ended March 31, 2005 is interest expense of $0.1 million. The Company’s senior credit facility requires the receipt of net cash proceeds from significant dispositions to be applied against outstanding principal balances. The Company’s policy is to only allocate interest to discontinued operations for interest on debt that is required to be repaid as a result of a disposal transaction or interest on debt that is assumed by the buyer. As a result, interest expense was allocated to discontinued operations for the period October 1, 2004 through March 31, 2005.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$5,403	$4,420
Work in process	8,601	6,891
Finished goods and component parts	7,572	6,957

	$21,576	$18,268

4. DEBT
     The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of March 31, 2006, the Company had $7.6 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. See Note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information related to the Company’s debt.
5. EARNINGS (LOSS) PER SHARE
     Basic income from continuing operations per common share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share is computed in the same manner but includes dilutive stock options and warrants using the treasury stock method.
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2006 and 2005, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income from continuing operations	$3,864	$698
Income (loss) from discontinued operations	(80)	72

Net income	$3,784	$770

Denominator:
Weighted average common shares outstanding — basic	10,584	10,582
Shares for dilutive stock options	112	52

Weighted average common shares outstanding and assumed conversions — diluted	10,696	10,634

Basic earnings (loss) per common share:
Continuing operations	$.37	$.06
Discontinued operations	(.01)	.01

Net income per common share	$.36	$.07

	Three Months Ended
	March 31,
	2006	2005
Diluted earnings (loss) per common share:
Continuing operations	$.36	$.06
Discontinued operations	(.01)	.01

Net income per common share	$.35	$.07

     For the three months ended March 31, 2006, there were 62,519 options and 0 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2005, there were 294,945 options and 517,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
6. SEGMENT INFORMATION
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.
     As discussed in Note 2, the Company sold substantially all of the assets of its products and distribution segments, and accordingly, their results of operations for 2006 and 2005 have been reported as discontinued operations. In connection with the disposition of the distribution segment, the Company reviewed its presentation of segment information and concluded that it has one reporting segment, pressure control. This segment classification is based on aggregation criteria defined in SFAS No. 131. Management now evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The pressure control segment manufactures, remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coating to customers’ products used primarily in the oil and gas industry.
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada.

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended March 31:
2006
Revenues	$35,683	$—	$35,683
Depreciation and amortization	580	227	807
Income (loss) from operations	8,807	(2,590)	6,217
Capital expenditures	2,374	119	2,493
2005
Revenues	$19,782	$—	$19,782
Depreciation and amortization	617	197	814
Income (loss) from operations	2,999	(1,375)	1,624
Capital expenditures	365	56	421
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
     At March 31, 2006, the Company had no significant letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 4,988 shares of common stock during the three months ended March 31, 2006 as a result of stock options exercised by employees under the Company’s 2002 Stock Incentive Plan.

Warrants
     During the three months ended March 31, 2006, warrants to acquire 5,000 shares of the Company’s common stock expired unexercised. At March 31, 2006, warrants to acquire 327,862 shares of common stock at $12.80 per share remain outstanding. These outstanding warrants are currently exercisable and expire in December 2011.
Additional Paid-In Capital
     During the three months ended March 31, 2006, additional paid-in capital increased as a result of the compensation cost recorded under Statement 123 (R), stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards. The Plan will remain in effect for 10 years, unless terminated earlier. Generally, options expire 10 years from the grant date and vest over three to four years from the grant date. As of March 31, 2006, the Company had 1,000,000 shares reserved for issuance in connection with the Plan.
     Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2005, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123 (R). The Company recognized $237,000 of employee stock-based compensation expense during the three months ended March 31, 2006. The related income tax benefit recognized for this period was $81,000.
     As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s income from continuing operations before provision for income taxes, income from continuing operations and net income for the three months ended March 31, 2006, were $237,000, $156,000, and $156,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The impact of adopting Statement 123 (R) on basic and diluted earnings per share for the three months ended March 31, 2006 were reductions of $0.01 and $0.02, respectively.
     The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee plans for the periods prior to January 1, 2006 (dollars in thousands, except per share data):

Three Months Ended
March 31,
2005
Net income, as reported	$770
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66)

Net income, as adjusted	$704

Three Months Ended
March 31,
2005
Basic EPS:
As reported	$.07
As adjusted	$.07

Diluted EPS:
As reported	$.07
As adjusted	$.07
     The Company uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. Prior to adoption of Statement 123 (R), forfeitures were accounted for as recognized when they actually occurred for the purpose of estimating the pro forma fair value disclosures under SFAS 123.
     The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The expected term is based on external data from similar companies that grant awards with similar terms since the Company does not have historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Expected volatility	52.79%	38.91%
Risk-free interest rate	4.42%	4.18%
Expected term (in years)	4	4
     A summary of option activity under the Plan as of March 31, 2006, and changes during the three months then ended is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(In Thousands)
Outstanding at January 1, 2006	536,053	$8.99
Granted	402,000	12.25
Exercised	(4,988)	7.49
Forfeited	(17,302)	7.96

Outstanding at March 31, 2006	915,763	$10.45	8.17	$5,483

Vested or expected to vest at March 31, 2006	877,978	$10.49	8.14	$5,249

Exercisable at March 31, 2006	360,096	$9.85	6.51	$2,700

     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.58 and $2.81, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 was $29,000. There were no options exercised during the three months ended March 31, 2005.
     As of March 31, 2006, total unrecognized compensation costs related to nonvested stock options was $2.3 million. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of stock options vested during the three months ended March 31, 2006 and 2005 was $0.2 million and $0.3 million, respectively.

10. SUBSEQUENT EVENTS
     On April 27, 2006, the Company entered into the Third Amendment (the “Amendment”) to the First Amended and Restated Credit Agreement dated as of March 31, 2006. The Amendment increases the amount of capital expenditures that the Company may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million. The Amendment also increases the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance.
     On April 27, 2006, the Company and Gus D. Halas, the Company’s president and chief executive officer, entered into an Amended and Restated Employment Agreement (the “Agreement”). The Agreement has an initial two year term commencing in April 2006; however, after the first year, the Agreement is automatically renewed at the end of each calendar month so that the remaining term of the Agreement is always one year. The Agreement provides for an annual base salary of $450,000, an annual bonus to be awarded in the discretion of our board of directors or a committee thereof, and the grant of 100,000 shares of restricted common stock effective January 12, 2006 pursuant to the Stock Agreements (as defined below). The Agreement contains standard confidentiality covenants with respect to the Company’s trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Halas no longer receives any payments under the Agreement. If Mr. Halas is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), the Company is required to pay Mr. Halas an amount equal to two times his average base pay and bonus for the prior two fiscal years of employment, and all stock options to purchase shares of the Company’s common stock and all restricted stock grants will be fully vested. In addition, if through the Company’s actions, Mr. Halas ceases to hold the title of chairman, president or chief executive officer, ceases to report directly to the board of directors, has any of his primary business responsibilities shifted to another employee that does not report directly to him or is transferred outside of Houston, Texas, and he resigns within 60 days after such event, the resignation will be deemed a termination without cause for purposes of the severance payments described above. Upon the occurrence of a change of control (as defined in the Agreement), the Company is required to promptly pay Mr. Halas an amount equal to two times his average base pay and bonus for the prior two fiscal years of employment, and all stock options to purchase shares of the Company’s common stock and all restricted stock grants will be fully vested; provided, that Mr. Halas will no longer be entitled to receive the severance payment described above in the event of his subsequent termination for any reason other than due to death, disability or cause.
     In connection with the Agreement, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”) on April 27, 2006. The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares will vest on January 11, 2008, provided that Mr. Halas remains employed with the Company through this vesting date. Of the remaining 50,000 shares, 25,000 will vest on January 12, 2007 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 will vest on January 11, 2008 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2007, provided in both cases that Mr. Halas remains employed with the Company through the applicable vesting date. If on each of the vesting dates, the Company’s common stock price has not increased by at least 25%, then a pro rata portion of the shares shall be vested for any increase in the closing price of the common stock as determined on such vesting date. For example, if on a vesting date, the Company’s common stock price has increased by 10% from the measurement date, 10,000 shares will be vested on such vesting date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of our historical results of operations and financial condition for the three months ended March 31, 2006 and 2005 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     We have historically operated under three reporting segments; however, during 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. The products and distribution segments’ assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2006 and 2005. We are now focused on our pressure control business, and while service revenues remain an important component of our revenue stream, we are focusing our attention to the products we design or manufacture, which we call “original equipment products.”
     Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 71%, 21% and 8% of our total revenues, respectively, for the three months ended March 31, 2006. We offer original equipment products and aftermarket parts and services for each product line. Original equipment products generated 57% and aftermarket parts and services generated 43% of our total revenues, respectively, for the three months ended March 31, 2006.
Recent Developments
     During January 2006, we completed the purchase of KC Machine LLC for approximately $2.5 million, of which $0.3 million is payable one year from the acquisition date subject to a post-closing working capital adjustment. KC Machine is located in Rock Springs, Wyoming and is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. The acquisition of KC Machine continues our expansion of our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region.
     During the first quarter of 2006, we also expanded into the East Texas region by opening two facilities to provide wellhead and pipeline products, repairs and field services for oil and gas and pipeline production and transmission companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk field.
     During April 2006, we entered into an amendment to our senior credit facility increasing the amount of capital expenditures that we may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance.
     During April 2006, the Company and Gus D. Halas, our president and chief executive officer, entered into an Amended and Restated Employment Agreement (the “Agreement”). The Agreement has an initial two year term commencing in April 2006; however, after the first year, the Agreement is automatically renewed at the end of each calendar month so that the remaining term of the Agreement is always one year. The Agreement provides for an annual base salary of $450,000, an annual bonus to be awarded in the discretion of our board of directors or a committee thereof, and the grant of 100,000 shares of restricted common stock effective January 12, 2006 pursuant to the Restricted Stock Award Agreements. See Note 10 to the condensed consolidated financial statements for a more complete description of the terms of the Agreement.

Strategy and Capital Requirements
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in significant additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We plan to expand our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We expect to invest approximately $5 million to $10 million over 2006 and 2007 on this expansion effort. Our expansion plans include:
•	increasing our existing BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities;

•	establishing manufacturing capacity for 12 multi-bowl wellhead units per month;

•	opening two facilities for our wellhead product line;

•	opening five facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
For example, in the first quarter of 2006, we expanded into the East Texas region by opening two facilities to provide wellhead and pipeline products, repairs and field services for companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk fields.

•	Continue new product development. In the past three years, we have introduced 18 new products, and we will continue to focus on new product development across all of our product lines, with a particular focus on pressure and flow control. We plan to introduce a comparable number of new products during the next two years.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin and the Fayetteville Shale in the Arkoma Basin and the Appalachian regions. For example, in January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region. In addition, during the first quarter of 2006, we expanded into the East Texas Region by opening two facilities to provide products and services for companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk field.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to the Rocky Mountain region. In addition, in July 2005, we entered into a joint participation agreement with SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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
     We have three product lines within our pressure control reporting segment. Those product lines are pressure and flow control, wellhead and pipeline. Within each of those product lines, we sell original equipment products and also provide aftermarket parts and services. Original equipment products are those we manufacture or have manufactured for us by others who use our product designs. Aftermarket products and services include all remanufactured products and parts and repair and field services.
     Demand for our pressure and flow control and wellhead products and services is driven by exploration and development activity levels, which in turn are directly related to current and anticipated oil and gas prices. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline, gathering and transmission systems.
     We typically bid for original equipment product sales and repair work. Field service work is offered at a fixed rate plus expenses.
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
     These estimates may change as events occur, as additional information is obtained and as our operating environment changes. Except as disclosed below related to our accounting for stock-based compensation, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2005.
New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We have adopted SFAS 123 (R) on January 1, 2006. The impact of adopting SFAS 123 (R) is discussed further in Note 9 to the condensed consolidated financial statements.
Outlook
     Changes in the current and expected future prices of oil and gas influence the level of energy industry spending. Changes in spending result in an increase or decrease in demand for our products and services. Therefore, our results are dependant on, among other things, the level of worldwide oil and gas drilling activity, capital spending by other oilfield service companies and drilling contractors and pipeline maintenance activity. Key industry indicators include the following:

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
March 31, 2005	$49.73	$6.47	1,279	521	876
June 30, 2005	$53.05	$6.95	1,336	241	916
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Spot Price: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Spot Price: (www.oilnergy.com).
     We believe our outlook for the remainder of 2006 is favorable, as overall activity in the markets we operate in is expected to remain high and the Company’s backlog, especially for our pressure and flow control business, began to increase significantly in the third quarter of 2005. We expect that the high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will continue to drive significant levels of backlog.
     Over the remainder of 2006, we plan to significantly expand our manufacturing capacity through facility expansions and operational improvements, through several selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe this expansion will allow us to continue and improve our already rapid response time to customer demands and enable us to build market share worldwide.
     Looking into the remainder of 2006 and beyond, we expect average rig activity to remain at high levels, and we expect our original equipment products sales to increase compared to 2005 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. The Company’s actual results will also be dependent on the pace and level of activities in the markets served by the Company.

Results of Operations
Three Months ended March 31, 2006 Compared with Three Months ended March 31, 2005
     Revenues. Revenues increased $15.9 million, or 80.4%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily attributable to improved demand for our products and services resulting from higher price levels for oil and natural gas and correspondingly higher levels of construction of drilling rigs that require the type of equipment we manufacture. For example, backlog has increased approximately 325% from $10.5 million at March 31, 2005 to $44.6 million at March 31, 2006. We also believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products both domestically and in international operations. For example, T-3 original equipment product revenues have increased approximately 126% in 2006 as compared to 2005. Additionally, our original equipment product revenues accounted for approximately 57% of total revenues during the three months ended March 31, 2006, as compared to 46% of total revenues during the same period in 2005. The KC Machine acquisition, which was completed in January 2006, also accounted for $0.7 million of the total revenue increase.
     Cost of Revenues. Cost of revenues increased $9.2 million, or 68.7%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 36.8% in the three months ended March 31, 2006 compared to 32.4% in the three months ended March 31, 2005. Gross profit margin was higher in 2006 primarily due to improved pricing, increased market share, manufacturing process improvements and increased sales of higher margin products and services.
     Operating Expenses. Operating expenses increased $2.1 million, or 44.4%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 19.4% in the three months ended March 31, 2006 compared to 24.2% in the three months ended March 31, 2005. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by employee stock-based compensation expense of $0.2 million as a result of adopting Statement 123 (R) during 2006.
     Interest Expense. Interest expense for the three months ended March 31, 2006 was $0.3 million compared to $0.4 million in the three months ended March 31, 2005. The decrease was primarily attributable to lower debt levels during 2006.
     Income Taxes. Income tax expense for the three months ended March 31, 2006 was $2.2 million as compared to $0.5 million in the three months ended March 31, 2005. The increase was primarily due to an increase in income before taxes. The effective tax rate was 36.1% in the three months ended March 31, 2006 compared to 43.1% in the three months ended March 31, 2005. The higher rate in the 2005 period resulted primarily from the effect of non-deductible expenses such as the amortization of other intangible assets.
     Income from Continuing Operations. Income from continuing operations was $3.9 million in the three months ended March 31, 2006 compared with $0.7 million in the three months ended March 31, 2005 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2006 was ($0.1) million as compared to $0.1 million in the three months ended March 31, 2005.

Liquidity and Capital Resources
     At March 31, 2006, we had working capital of $28.8 million, current maturities of long-term debt of $24,000, long-term debt (net of current maturities) of $7.6 million and stockholders’ equity of $113.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve Fund VIII, L.P., our majority stockholder), debt from sellers and cash flow from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2006 compared to $2.3 million for the three months ended March 31, 2005. The increase of $1.5 million for 2006 as compared to 2005 was primarily attributable to our improved cash management system resulting in the deferral of payment of vendor invoices consistent with industry practice. Additionally, due to increased demand, our customers have shown a willingness to prepay for our products. The increases were partially offset by increases in our receivables and inventory due to increased sales activity in 2006.
     Net Cash Provided by (Used in) Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 2006 and 2005, we made capital expenditures of approximately $2.5 million and $0.4 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in the three months ended March 31, 2006 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the three months ended March 31, 2005.
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Principal uses of cash include payments on the senior credit facility and long-term debt. Financing activities provided net cash of $0.5 million for the three months ended March 31, 2006 as compared to net cash of $3.8 million used in the three months ended March 31, 2005. We made net borrowings (repayments) on our senior credit facility of $0.5 million and ($3.8) million during the three months ended March 31, 2006 and 2005, respectively.
     Net Cash Provided by (Used In) Discontinued Operations. For the three months ended March 31, 2006, net cash provided by (used in) discontinued operations was ($0.1) million compared to $1.9 million in the same period in 2005. This consisted of operating cash flows of ($0.1) million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. There were no investing cash flows in the three months ended March 31, 2006 and $50,000 for the same period in 2005. There were no financing cash flows for both periods.
     Principal Debt Instruments. As of March 31, 2006, we had an aggregate of $7.6 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of March 31, 2006, availability under our senior credit facility was $58.3 million.
     During May 2005, we received consents from our senior lenders to repay the $15 million subordinated term loan using advances made from our senior credit facility. Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. As of March 31, 2006, we had $7.6 million borrowed under our senior credit facility. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% or LIBOR plus 1.75% to prime plus 2.00% or LIBOR plus 3.00%. At March 31, 2006, the senior credit facility bore interest ranging from 6.63% to 8.50%, with interest payable quarterly or as LIBOR advances mature. The effective interest rate, including amortization of deferred loan costs, was 13.59%. The effective interest rate, excluding amortization of deferred loan costs, was 7.91%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of March 31, 2006, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
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
     On April 27, 2006, we entered into an amendment to our senior credit facility increasing the amount of capital expenditures that we may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance.
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
     A summary of our outstanding contractual obligations and other commercial commitments at March 31, 2006 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt	$7,595	$24	$7,571	$—	$—
Letters of credit	55	55	—	—	—
Operating leases	4,675	1,526	2,322	826	1

Total contractual obligations	$12,325	$1,605	$9,893	$826	$1

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rates under our senior credit facility and our Canadian revolving credit facility. As of March 31, 2006, our senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $7.6 million. A 1.0% increase in interest rates could result in a $0.1 million increase in interest expense on the March 31, 2006 principal balance. As of March 31, 2006, our Canadian revolving credit facility did not have a principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $7,000 adjustment to our equity account for the three months ended March 31, 2006 to reflect the net impact of the change in foreign currency exchange rate.
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
Item 1A. Risk Factors
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
     We have experienced significant revenue growth in 2005 and the first quarter of 2006. To maintain our advantage of delivering new products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas. Industry conditions are influenced by numerous factors over which we have no control, such as:
•	the level of drilling activity;

•	the level of oil and gas production;

•	the demand for oil and gas related products;

•	domestic and worldwide economic conditions;

•	political instability in the Middle East and other oil producing regions;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price of foreign imports of oil and gas, including liquefied natural gas;

•	natural disasters or weather conditions, such as hurricanes;

•	technological advances affecting energy consumption;

•	the level of oil and gas inventories;

•	the cost of producing oil and gas;

•	the price and availability of alternative fuels;

•	merger and divestiture activity among oil and gas producers; and

•	governmental regulation.
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as approximately $10 per Bbl to over $70 per Bbl. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of March 31, 2006, we had approximately $71.1 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2005 and the first quarter of 2006, the sale prices of our common stock on The Nasdaq National Market has ranged from a low of $6.62 to a high of $18.43 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit Number	Identification of Exhibit
10.1	Second Amendment to First Amended and Restated Credit Agreement dated March 17, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2006.

T-3 ENERGY SERVICES, INC.

By:	/s/ MICHAEL T. MINO

Michael T. Mino (Chief Financial Officer and Vice President)

INDEX TO EXHIBITS

Exhibit
Number	Identification of Exhibit
10.1*	Second Amendment to First Amended and Restated Credit Agreement dated March 17, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.