Form 10-Q
period 2006-06-30
T-3 ENERGY SERVICES INC
filed 2006-07-24
CIK 879884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 20, 2006, the registrant had 10,700,324 shares of common stock outstanding.

FORM 10-Q

PART I

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,730	$1,162
Accounts receivable – trade, net	25,021	21,527
Inventories	25,313	18,268
Notes receivable, current portion	746	480
Deferred income taxes	2,018	1,731
Prepaids and other current assets	1,338	5,887

Total current assets	56,166	49,055

Property and equipment, net	22,717	18,652
Notes receivable, less current portion	35	327
Goodwill, net	71,138	69,607
Other intangible assets, net	2,807	2,325
Other assets	846	822

Total assets	$153,709	$140,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$13,653	$12,943
Accrued expenses and other	9,979	9,439
Current maturities of long-term debt	12	36

Total current liabilities	23,644	22,418

Long-term debt, less current maturities	8,031	7,058
Other long-term liabilities	58	82
Deferred income taxes	3,286	2,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 and 25,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively, no shares issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000 and 25,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively, 10,700,324 shares issued and outstanding at June 30, 2006 and 10,581,986 shares issued and outstanding at December 31, 2005	11	11
Warrants, 327,862 issued and outstanding at June 30, 2006 and 332,862 issued and outstanding at December 31, 2005	644	644
Additional paid-in capital	124,117	123,175
Retained deficit	(7,301)	(15,420)
Accumulated other comprehensive income	1,219	802

Total stockholders’ equity	118,690	109,212

Total liabilities and stockholders’ equity	$153,709	$140,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Products	$28,463	$13,985	$53,464	$25,090
Services	9,602	11,054	20,284	19,731

	38,065	25,039	73,748	44,821

Cost of revenues:
Products	18,575	8,678	35,139	16,453
Services	5,375	6,683	11,370	12,284

	23,950	15,361	46,509	28,737

Gross profit	14,115	9,678	27,239	16,084

Operating expenses	7,426	5,354	14,333	10,136

Income from operations	6,689	4,324	12,906	5,948

Interest expense	254	677	510	1,073

Interest income	(6)	(31)	(12)	(54)

Other (income) expense, net	(392)	4	(476)	29

Income from continuing operations before provision for income taxes	6,833	3,674	12,884	4,900

Provision for income taxes	2,448	1,310	4,635	1,838

Income from continuing operations	4,385	2,364	8,249	3,062

Income (loss) from discontinued operations, net of tax	(50)	3	(130)	75

Net income	$4,335	$2,367	$8,119	$3,137

Basic earnings (loss) per common share:
Continuing operations	$.41	$.22	$.78	$.29

Discontinued operations	$—	$—	$(.01)	$.01

Net income (loss) per common share	$.41	$.22	$.77	$.30

Diluted earnings (loss) per common share:
Continuing operations	$.40	$.22	$.76	$.29

Discontinued operations	$—	$—	$(.01)	$.01

Net income (loss) per common share	$.40	$.22	$.75	$.30

Weighted average common shares outstanding:
Basic	10,593	10,582	10,588	10,582

Diluted	10,960	10,620	10,819	10,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,119	$3,137
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	130	(75)
Bad debt expense	43	48
Depreciation and amortization	1,654	1,617
Amortization of deferred loan costs	124	173
Write-off of deferred loan costs	—	370
Loss on sale of assets	13	24
Deferred taxes	947	265
Employee stock-based compensation expense	721	—
Amortization of stock compensation	1	3
Changes in assets and liabilities:
Accounts receivable – trade	(3,004)	(3,450)
Inventories	(6,928)	(3,389)
Prepaids and other current assets	4,553	1,898
Other assets	(157)	(109)
Accounts payable – trade	485	2,056
Accrued expenses and other	172	497

Net cash provided by operating activities	6,873	3,065

Cash flows from investing activities:
Purchases of property and equipment	(5,229)	(747)
Proceeds from sales of property and equipment	144	52
Cash paid for acquisitions, net of cash acquired	(2,248)	—
Collections on notes receivable	26	696

Net cash provided by (used in) investing activities	(7,307)	1

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	973	10,128
Payments on long-term debt	(24)	(15,022)
Proceeds from exercise of stock options	142	—
Excess tax benefits from stock-based compensation	78	—

Net cash provided by (used in) financing activities	1,169	(4,894)

Effect of exchange rate changes on cash and cash equivalents	(34)	17

Cash flows of discontinued operations (Revised – See note 1):
Operating cash flows	(133)	2,115
Investing cash flows	—	(86)
Financing cash flows	—	—

Net cash provided by (used in) discontinued operations	(133)	2,029

Net increase in cash and cash equivalents	568	218
Cash and cash equivalents, beginning of period	1,162	95

Cash and cash equivalents, end of period	$1,730	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,335	$2,367	$8,119	$3,137

Other comprehensive income (loss):
Foreign currency translation adjustment	424	(78)	417	(197)

Comprehensive income	$4,759	$2,289	$8,536	$2,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes to reflect discontinued operations as discussed in Note 2 and to make them consistent with the current presentation format. On the accompanying condensed consolidated statements of cash flows, the Company has also reclassified collections on notes receivable from net cash provided by operating activities to net cash provided by (used in) investing activities. In addition, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic method, no stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

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

The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition are included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the condensed consolidated balance sheet at June 30, 2006 related to the above acquisition are based upon preliminary information and are subject to change when final asset and liability valuations are determined. Final valuations of assets and liabilities will be determined and recorded within one year from the date of acquisition. Material changes to the preliminary allocations are not anticipated by management. The KC Machine acquisition is not material to the Company’s condensed consolidated financial statements, and therefore pro forma information is not presented.

The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2006 (dollars in thousands):

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

Net revenues from discontinued operations for the three months ended June 30, 2006 and 2005 were $0 and $9.1 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(0.1) million and $0.1 million, respectively. Net revenues from discontinued operations for the six months ended June 30, 2006 and 2005 were $0 and $18.7 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(0.2) million and $0.2 million, respectively. Included in the income before provision for income taxes for the three and six months ended June 30, 2005 is interest expense of $0.2 million and $0.3 million, respectively. The Company’s senior credit facility requires the receipt of net cash proceeds from significant dispositions to be applied against outstanding principal balances. The Company’s policy is to only allocate interest to discontinued operations for interest on debt that is required to be repaid as a result of a disposal transaction or interest on debt that is assumed by the buyer. As a result, interest expense was allocated to discontinued operations for the period October 1, 2004 through June 30, 2005.

3. INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$5,404	$4,420
Work in process	11,765	6,891
Finished goods and component parts	8,144	6,957

	$25,313	$18,268

4. DEBT

The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. During April 2006, the Company entered into an amendment to its senior credit facility increasing the amount of capital expenditures that the Company may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance. As of June 30, 2006, the Company had $8.0 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. See Note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information related to the Company’s debt.

5. EARNINGS (LOSS) PER SHARE

Basic income from continuing operations per common share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share is computed in the same manner but includes dilutive stock options, restricted stock and warrants using the treasury stock method.

The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2006 and 2005, as follows (in thousands except per share data):

	Three Months Ended June 30,
	2006	2005
Numerator:
Income from continuing operations	$4,385	$2,364
Income (loss) from discontinued operations	(50)	3

Net income	$4,335	$2,367

Denominator:
Weighted average common shares outstanding — basic	10,593	10,582
Shares for dilutive stock options, restricted stock and warrants	367	38

Weighted average common shares outstanding and assumed conversions — diluted	10,960	10,620

Basic earnings (loss) per common share:
Continuing operations	$.41	$.22
Discontinued operations	—	—

Net income per common share	$.41	$.22

Diluted earnings (loss) per common share:
Continuing operations	$.40	$.22
Discontinued operations	—	—

Net income per common share	$.40	$.22

For the three months ended June 30, 2006, there were 5,325 options, 25,000 shares of restricted stock and 0 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2005, there were 159,336 options and 327,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Six Months Ended June 30,
	2006	2005
Numerator:
Income from continuing operations	$8,249	$3,062
Income (loss) from discontinued operations	(130)	75

Net income	$8,119	$3,137

Denominator:
Weighted average common shares outstanding — basic	10,588	10,582
Shares for dilutive stock options, restricted stock and warrants	231	42

Weighted average common shares outstanding and assumed conversions — diluted	10,819	10,624

Basic earnings (loss) per common share:
Continuing operations	$.78	$.29
Discontinued operations	(.01)	.01

Net income per common share	$.77	$.30

Diluted earnings (loss) per common share:
Continuing operations	$.76	$.29
Discontinued operations	(.01)	.01

Net income per common share	$.75	$.30

For the six months ended June 30, 2006, there were 5,325 options, 25,000 shares of restricted stock and 0 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2005, there were 159,336 options and 327,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

	(dollars in thousands)
	Pressure Control	Corporate	Consolidated
Three months ended June 30:
2006
Revenues	$38,065	$—	$38,065
Depreciation and amortization	600	247	847
Income (loss) from operations	9,400	(2,711)	6,689
Capital expenditures	2,191	545	2,736
2005
Revenues	$25,039	$—	$25,039
Depreciation and amortization	603	200	803
Income (loss) from operations	6,128	(1,804)	4,324
Capital expenditures	164	162	326

	(dollars in thousands)
	Pressure Control	Corporate	Consolidated
Six months ended June 30:
2006
Revenues	$73,748	$—	$73,748
Depreciation and amortization	1,180	474	1,654
Income (loss) from operations	18,207	(5,301)	12,906
Capital expenditures	4,565	664	5,229
2005
Revenues	$44,821	$—	$44,821
Depreciation and amortization	1,220	397	1,617
Income (loss) from operations	9,127	(3,179)	5,948
Capital expenditures	529	218	747

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

In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claim that the bolts failed and they had to replace all bolts at a cost of approximately $4 million. The complaint names the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleges negligence on the part of all defendants. The Company has filed its motion to dismiss the lawsuit, denying responsibility for the claim. The Company has also filed a cross claim against its supplier. Discovery is ongoing in this lawsuit, which is scheduled to be mediated in August 2006 and tried to the court beginning in October 2006. Management does not believe that the outcome of such legal action will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On October 26, 2005, a shareholder derivative lawsuit (Berger v. Halas, et al., C.A. No. 1733-N) was filed in the Court of Chancery of the State of Delaware in New Castle County, against the Company (as a nominal defendant), Gus D. Halas, all other members of the Company’s Board of Directors, and First Reserve Fund VIII, L.P., the principal stockholder of the Company. This lawsuit relates to the filing by the Company of a preliminary registration statement on Form S-1 with the U.S. Securities and Exchange Commission on October 21, 2005. The complaint alleges a breach of the duty of loyalty and a bad faith breach of the duty of full disclosure by all defendants. In addition, the complaint alleges that the payment of a transaction bonus to Mr. Halas in connection with the offering contemplated by the preliminary registration statement would be improper. The plaintiff seeks a temporary and a permanent injunction against the proposed sale and the payment of the transaction bonus. The plaintiff also seeks a judgment awarding costs and fees incurred in filing and prosecuting the case. On January 17, 2006, the Company announced a decision had been made not to proceed with the public offering. The Company’s obligation to pay the transaction bonus expired on January 31, 2006. Since that date, there has been no discovery or other prosecution of the claims by the plaintiff.

At June 30, 2006, the Company had no significant letters of credit outstanding.

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company issued 118,338 shares of common stock during the six months ended June 30, 2006 as a result of 100,000 shares of restricted stock granted to Gus D. Halas and 18,338 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan.

Warrants

During the six months ended June 30, 2006, warrants to acquire 5,000 shares of the Company’s common stock expired unexercised. At June 30, 2006, warrants to acquire 327,862 shares of common stock at $12.80 per share remain outstanding. These outstanding warrants are currently exercisable and expire in December 2011.

Additional Paid-In Capital

During the six months ended June 30, 2006, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.

9. STOCK-BASED COMPENSATION

The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of June 30, 2006, the Company had 2,000,000 shares reserved for issuance in connection with the Plan.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB 25 and related interpretations. No stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2005, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized $484,000 and $721,000 of employee stock-based compensation expense related to stock options and restricted stock during the three and six months ended June 30, 2006, respectively. The related income tax benefit recognized during the three and six months ended June 30, 2006 was $165,000 and $245,000, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and income from continuing operations were $484,000 and $319,000 lower, respectively, for the three months ended June 30, 2006, and $721,000 and $476,000 lower, respectively, for the six months ended June 30, 2006, than if it had continued to account for share-based compensation under APB 25. The impact of adopting SFAS 123R on basic and diluted earnings per share were reductions of $0.03 and $0.03, respectively, for the three months ended June 30, 2006, and $0.04 and $0.05, respectively, for the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee plans for the periods prior to January 1, 2006 (dollars in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,367	$3,137
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	542	476

Net income, as adjusted	$2,909	$3,613

Basic EPS:
As reported	$.22	$.30
As adjusted	$.27	$.34

Diluted EPS:
As reported	$.22	$.30
As adjusted	$.27	$.34

For the purpose of estimating the pro forma fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three and six months ended June 30, 2005 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.18%, respectively, expected volatility of 38.91% and 38.91%, respectively, expected life of 4 years for each period and no expected dividends. For the three and six months ended June 30, 2005, the effect on stock-based employee compensation was a benefit due to forfeitures of 185,000 options during the three months ended June 30, 2005. Prior to adoption of SFAS 123R, forfeitures were accounted for as recognized when they actually occurred for the purpose of estimating the pro forma fair value disclosures under SFAS 123.

Stock Option Awards

Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The expected term is based on external data from similar companies that grant awards with similar terms since the Company does not have historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	52.79%	52.79%
Risk-free interest rate	4.42%	4.42%
Expected term (in years)	4	4

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2006	536,053	$8.99
Granted	402,000	12.25
Exercised	(18,338)	7.77
Forfeited	(23,312)	8.45

Outstanding at June 30, 2006	896,403	$10.49	7.93	$8,575

Vested or expected to vest at June 30, 2006	861,562	$10.50	7.89	$8,259

Exercisable at June 30, 2006	381,736	$9.59	6.28	$4,294

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $5.58 and $2.81, respectively. There were no options granted during the three months ended June 30, 2006 and 2005. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $217,000 and $246,000, respectively. There were no options exercised during the three and six months ended June 30, 2005.

As of June 30, 2006, total unrecognized compensation costs related to nonvested stock options was $2.0 million. This cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of stock options vested was $0.1 million and $0.1 million, respectively, during the three months ended June 30, 2006 and 2005, and $0.3 million and $0.4 million, respectively, during the six months ended June 30, 2006 and 2005.

Restricted Stock Awards

On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares will vest on January 11, 2008, provided that Mr. Halas remains employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. The fair value is amortized to expense on a straight line basis over the vesting period. Of the remaining 50,000 shares, 25,000 will vest on January 12, 2007 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 will vest on January 11, 2008 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2007, provided in both cases that Mr. Halas remains employed with the Company through the applicable vesting date. If on each of the vesting dates, the Company’s common stock price has not increased by at least 25%, then a pro rata portion of the shares shall be vested for any increase in the closing price of the common stock as determined on such vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. This model incorporates into the valuation the possibility that the market conditions may not be satisfied. The fair value is amortized to expense over the vesting period, with approximately 60% of the expense being recorded by January 12, 2007 and the remaining 40% recorded subsequent to January 12, 2007.

A summary of the status of the Company’s restricted stock awards as of June 30, 2006 and changes during the period then ended, is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2006	—	$—
Granted	100,000	17.60
Vested	—	—
Forfeited	—	—

Non-Vested at June 30, 2006	100,000	$17.60

As of June 30, 2006, there was $1.5 million of total unrecognized compensation cost related to the Company’s restricted stock and that cost is expected to be recognized over a weighted average period of 1.1 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our historical results of operations and financial condition for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We have historically operated under three reporting segments; however, during 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. The products and distribution segments’ assets sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2006 and 2005. We are now focused on our pressure control business, and while service revenues remain an important component of our revenue stream, we are focusing our attention on the products we design or manufacture, which we call “original equipment products.”

Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 72%, 18% and 10% of our total revenues, respectively, for the three months ended June 30, 2006, and 72%, 19% and 9% of our total revenues, respectively, for the six months ended June 30, 2006. We offer original equipment products and aftermarket parts and services for each product line. Original equipment products generated 65% and 61%, respectively, and aftermarket parts and services generated 35% and 39%, respectively, of our total revenues for the three and six months ended June 30, 2006.

Recent Developments

During January 2006, we acquired KC Machine LLC for approximately $2.5 million, of which $0.3 million is payable one year from the acquisition date subject to a post-closing working capital adjustment. KC Machine is located in Rock Springs, Wyoming and is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. During the second quarter of 2006, we also expanded into Casper, Wyoming by opening a facility to provide wellhead and pipeline products, repairs and field services. The acquisition of KC Machine, along with the new location in Casper, continues our expansion of our pressure and flow control, wellhead and pipeline products and services to those existing and new customers who are located in the Rocky Mountain region.

During the first half of 2006, we expanded into the East Texas region by opening two facilities to provide wellhead and pipeline products, repairs and field services for oil and gas and pipeline production and transmission companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk field. We also opened a facility in Indianapolis, Indiana to provide pipeline products and services to existing and new customers located in the Midwest region.

Strategy

Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in significant additional demand for our products and services. We intend to:

•	Expand our manufacturing capacity through facility expansions and improvements. We are expanding our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We have invested approximately $3.3 million in the first half of 2006 on this expansion effort, which includes our expansion into East Texas, Casper and Indianapolis by opening four facilities during that period. We expect to invest up to $6 million over the remainder of 2006 and 2007 on our future expansion plans, which include:

•	increasing our existing BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities;

•	establishing manufacturing capacity for 12 multi-bowl wellhead units per month;

•	opening one facility for our wellhead product line;

•	opening two facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.

•	Continue new product development. Since April 2003, we have introduced 22 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. To support this effort, we presently have an engineering department staff consisting of 21 employees and contract personnel compared to seven employees at June 30, 2005.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin, and the Rocky Mountain and Appalachian regions. For example, in the first half of 2006, we continued our expansion into the Rocky Mountain region by acquiring KC Machine LLC, located in Rock Springs, Wyoming, and opening a facility in Casper, Wyoming. In addition, we expanded into the East Texas Region by opening two facilities and the Midwest region by opening a facility in Indianapolis, Indiana.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in January 2006, we acquired KC Machine LLC, located in Rock Springs, Wyoming. In addition, in July 2005, we entered into a joint participation agreement with SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. We will continue to seek similar strategic acquisition and alliance opportunities in the future.

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

How We Evaluate Our Operations

Our management uses the following financial and operational measurements to analyze the performance of our business:

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

Our labor costs consist primarily of wages at our facilities. As a result of increased activity in the oil and gas industry, there have been recent shortages of qualified personnel. We may have to raise wage rates to attract and train workers to expand our current work force.

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

These estimates may change as events occur, as additional information is obtained and as our operating environment changes. Other than our accounting for stock-based compensation, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2005.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

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

Quarter Ended:	WTI Oil	Henry Hub Gas	United States Rig Count	Canada Rig Count	International Rig Count
June 30, 2005	$53.05	$6.95	1,336	241	916
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Spot Price: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Spot Price: (www.oilnergy.com).

We believe our outlook for the remainder of 2006 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog, especially for our pressure and flow control business, began to increase significantly in the third quarter of 2005. We expect that the high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will continue to increase our backlog.

Over the remainder of 2006, we expect that our increased manufacturing capacity gained through our facility expansions will have a positive effect on our revenues. Additionally, we plan to continue to expand our manufacturing capacity through facility expansions and operational improvements, through several selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue and improve our already rapid response time to customer demands and enable us to continue to build market share.

Looking into the remainder of 2006 and into the beginning of 2007, we expect average rig activity to remain at high levels, and we expect our original equipment products sales to increase compared to 2005 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. Our results will also be dependent on the pace and level of activities in the markets that we serve.

Results of Operations

Three Months ended June 30, 2006 Compared with Three Months ended June 30, 2005

Revenues. Revenues increased $13.0 million, or 52.0%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily attributable to improved demand for our products and services resulting from higher price levels for oil and correspondingly higher levels of construction of drilling rigs that require the type of equipment we manufacture. For example, backlog has increased approximately 195% from $19.2 million at June 30, 2005 to $56.7 million at June 30, 2006. We also believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products both domestically and in international operations. For example, T-3 original equipment product revenues have increased approximately 90% in the three months ended June 30, 2006 as compared to the same period in 2005. In addition, our original equipment product revenues accounted for approximately 65% of total revenues during the three months ended June 30, 2006, as compared to 52% of total revenues during the same period in 2005. The KC Machine acquisition, which was completed in January 2006, accounted for $0.7 million of the total revenue increase.

Cost of Revenues. Cost of revenues increased $8.6 million, or 55.9%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 37.1% in the three months ended June 30, 2006 compared to 38.7% in the three months ended June 30, 2005. Gross profit margin was slightly higher in 2005 primarily due to lower self-insured medical costs incurred during the three months ended June 30, 2005. In addition, costs during the three months ended June 30, 2006 included costs associated with the increase in our manufacturing capacity for our new products, initial costs associated with our expansion into East Texas, Casper and Indianapolis, along with various costs related to training of new employees at our existing facilities.

Operating Expenses. Operating expenses increased $2.1 million, or 38.7%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 19.5% in the three months ended June 30, 2006 compared to 21.4% in the three months ended June 30, 2005. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by employee stock-based compensation expense of $0.5 million as a result of adopting SFAS 123R during 2006.

Interest Expense. Interest expense for the three months ended June 30, 2006 was $0.3 million compared to $0.7 million in the three months ended June 30, 2005. The decrease was primarily attributable to lower debt levels during 2006.

Other (Income) Expense, net. Other (Income) Expense, net increased $0.4 million for the three months ended June 30, 2006 primarily due to insurance proceeds received related to a casualty loss at one of our facilities in August 2003, along with proceeds from contingency settlements and foreign currency transaction gains.

Income Taxes. Income tax expense for the three months ended June 30, 2006 was $2.4 million as compared to $1.3 million in the three months ended June 30, 2005. The increase was primarily due to an increase in income before taxes. The effective tax rate was 35.8% in the three months ended June 30, 2006 compared to 35.7% in the three months ended June 30, 2005.

Income from Continuing Operations. Income from continuing operations was $4.4 million in the three months ended June 30, 2006 compared with $2.4 million in the three months ended June 30, 2005 as a result of the foregoing factors.

Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the three months ended June 30, 2006 was ($50,000) as compared to $3,000 in the three months ended June 30, 2005.

Six Months ended June 30, 2006 Compared with Six Months ended June 30, 2005

Revenues. Revenues increased $28.9 million, or 64.5%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily attributable to improved demand for our products and services resulting from higher price levels for oil and correspondingly higher levels of construction of drilling rigs that require the type of equipment we manufacture. For example, backlog has increased approximately 195% from $19.2 million at June 30, 2005 to $56.7 million at June 30, 2006. We also believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products both domestically and in international operations. For example, T-3 original equipment product revenues have increased approximately 105% in the first six months of 2006 as compared to the same period in 2005. In addition, our original equipment product revenues accounted for approximately 61% of total revenues during the six months ended June 30, 2006, as compared to 49% of total revenues during the same period in 2005. The KC Machine acquisition, which was completed in January 2006, accounted for $1.4 million of the total revenue increase.

Cost of Revenues. Cost of revenues increased $17.8 million, or 61.8%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 36.9% in the six months ended June 30, 2006 compared to 35.9% in the six months ended June 30, 2005. Gross profit margin was higher in 2006 primarily due to improved pricing and increased sales of higher margin products and services. This increase was partially offset by costs associated with the increase in our manufacturing capacity for our new products, initial costs associated with our expansion into East Texas, Casper and Indianapolis, along with higher self-insured medical costs and various costs related to training of new employees at our existing facilities.

Operating Expenses. Operating expenses increased $4.2 million, or 41.4%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily attributable to the increase in revenues described above. Operating expenses as a percentage of revenues were 19.4% in the six months ended June 30, 2006 compared to 22.6% in the six months ended June 30, 2005. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by employee stock-based compensation expense of $0.7 million as a result of adopting SFAS 123R during 2006.

Interest Expense. Interest expense for the six months ended June 30, 2006 was $0.5 million compared to $1.1 million in the six months ended June 30, 2005. The decrease was primarily attributable to lower debt levels during 2006.

Other (Income) Expense, net. Other (Income) Expense, net increased $0.5 million for the six months ended June 30, 2006 primarily due to insurance proceeds received related to a casualty loss at one of our facilities in August 2003, along with proceeds from contingency settlements and foreign currency transaction gains.

Income Taxes. Income tax expense for the six months ended June 30, 2006 was $4.6 million as compared to $1.8 million in the six months ended June 30, 2005. The increase was primarily due to an increase in income before taxes. The effective tax rate was 36.0% in the six months ended June 30, 2006 compared to 37.5% in the six months ended June 30, 2005. The higher rate in the 2005 period resulted primarily from the effect of non-deductible expenses such as the amortization of other intangible assets.

Income from Continuing Operations. Income from continuing operations was $8.2 million in the six months ended June 30, 2006 compared with $3.1 million in the six months ended June 30, 2005 as a result of the foregoing factors.

Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2006 was ($0.1) million as compared to $0.1 million in the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had working capital of $32.5 million, current maturities of long-term debt of $12,000, long-term debt (net of current maturities) of $8.0 million and stockholders’ equity of $118.7 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve Fund VIII, L.P., our majority stockholder), debt from sellers and cash flow from operations.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $6.9 million for the six months ended June 30, 2006 compared to $3.1 million for the six months ended June 30, 2005. The improved net cash provided by operating activities was primarily due to profitable operations. The increase of $3.8 million for 2006 as compared to 2005 was also attributable to increased demand, resulting in our customers showing a willingness to prepay for our products. The increases were partially offset by increases in our receivables and inventory due to increased sales activity in 2006.

Net Cash Provided by (Used in) Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the six months ended June 30, 2006 and 2005, we made capital expenditures of approximately $5.2 million and $0.7 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in the six months ended June 30, 2006 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the six months ended June 30, 2005.

Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Principal uses of cash include payments on the senior credit facility and long-term debt. Financing activities provided net cash of $1.2 million for the six months ended June 30, 2006 as compared to net cash of $4.9 million used in the six months ended June 30, 2005. We made net borrowings (repayments) on our senior credit facility of $1.0 million and $10.1 million during the six months ended June 30, 2006 and 2005, respectively. We also made principal payments of $15.0 million to pay down our subordinated term loan during the six months ended June 30, 2005.

Net Cash Provided by (Used In) Discontinued Operations. For the six months ended June 30, 2006, net cash provided by (used in) discontinued operations was ($0.1) million compared to $2.0 million in the same period in 2005. This consisted of operating cash flows of ($0.1) million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively. There were no investing cash flows in the six months ended June 30, 2006 and ($0.1) million for the same period in 2005. There were no financing cash flows for both periods.

Principal Debt Instruments. As of June 30, 2006, we had an aggregate of $8.0 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of June 30, 2006, availability under our senior credit facility was $64.5 million.

During May 2005, we received consents from our senior lenders to repay the $15 million subordinated term loan using advances made from our senior credit facility. Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. As of June 30, 2006, we had $8.0 million borrowed under our senior credit facility. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. At June 30, 2006, the senior credit facility bore interest ranging from 7.13% to 9.00%, with interest payable quarterly or as LIBOR advances mature. The effective interest rate, including amortization of deferred loan costs, was 10.35%. The effective interest rate, excluding amortization of deferred loan costs, was 7.73%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of June 30, 2006, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.

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

On April 27, 2006, the Company and Gus D. Halas entered into an Amended and Restated Employment Agreement (the “Agreement”). The Agreement has an initial two year term commencing in April 2006; however, after the first year, the Agreement is automatically renewed at the end of each calendar month so that the remaining term of the Agreement is always one year. The Agreement provides for an annual base salary of $450,000, an annual bonus to be awarded in the discretion of our board of directors or a committee thereof, and the grant of 100,000 shares of restricted common stock effective January 12, 2006 pursuant to the Stock Agreements (as defined in Note 9 to the condensed consolidated financial statements). The Agreement contains standard confidentiality covenants with respect to our trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Halas no longer receives any payments under the Agreement. If Mr. Halas is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), we are required to pay Mr. Halas an amount equal to two times his average base pay and bonus for the prior two fiscal years of employment, and all stock options to purchase shares of our common stock and all restricted stock grants will be fully vested. In addition, if through our actions, Mr. Halas ceases to hold the title of Chairman, President or Chief Executive Officer, ceases to report directly to the board of directors, has any of his primary business responsibilities shifted to another employee that does not report directly to him or is transferred outside of Houston, Texas, and he resigns within 60 days after such event, the resignation will be deemed a termination without cause for purposes of the severance payments described above. Upon the occurrence of a change of control (as defined in the Agreement), we are required to promptly pay Mr. Halas an amount equal to two times his average base pay and bonus for the prior two fiscal years of employment, and all stock options to purchase shares of our common stock and all restricted stock grants will be fully vested; provided, that Mr. Halas will no longer be entitled to receive the severance payment described above in the event of his subsequent termination for any reason other than due to death, disability or cause.

On June 1, 2006, T-3 Management Services, L.P. (“T-3 Management”), a subsidiary of ours, entered into the Fourth Employment Agreement (the “Fourth Agreement”) with Keith A. Klopfenstein, Vice President of Operations, which has a two-year term ending on May 31, 2008. The Fourth Agreement provides for an annual base salary of $140,000 and contains standard confidentiality covenants with respect to our trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Klopfenstein no longer receives any payments under the Fourth Agreement. If Mr. Klopfenstein is terminated for any reason other than due to death, disability or cause (as defined in the Fourth Agreement), T-3 Management is required to make monthly severance payments equal to his monthly base salary on termination for the lesser of one year or the remaining term of his employment. In addition, if within 18 months of a change of control (as defined in the Fourth Agreement) of the Company, Mr. Klopfenstein has a material demotion in his title or responsibilities or is transferred outside of Houston, Texas, and he resigns within 60 days after that demotion or transfer, T-3 Management is required to make monthly severance payments equal to his monthly base salary on termination for one year.

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

A summary of our outstanding contractual obligations and other commercial commitments at June 30, 2006 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$8,043	$12	$8,031	$—	$—
Letters of credit	190	67	123	—	—
Operating leases	4,916	1,621	2,523	760	12

Total contractual obligations	$13,149	$1,700	$10,677	$760	$12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

We are exposed to some market risk due to the floating interest rates under our senior credit facility and our Canadian revolving credit facility. As of June 30, 2006, our senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $8.0 million. A 1.0% increase in interest rates could result in a $0.1 million increase in interest expense on the June 30, 2006 principal balance. As of June 30, 2006, our Canadian revolving credit facility did not have a principal balance, and therefore, we did not have any exposure to rising interest rates.

We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 2% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.4 million adjustment to our equity account for the six months ended June 30, 2006 to reflect the net impact of the change in foreign currency exchange rate.

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

PART II

Item 1. Legal Proceedings

On October 26, 2005, a shareholder derivative lawsuit (Berger v. Halas, et al., C.A. No. 1733-N) was filed in the Court of Chancery of the State of Delaware in New Castle County, against us (as a nominal defendant), Gus D. Halas, all other members of our Board of Directors, and First Reserve Fund VIII, L.P., our majority stockholder. This lawsuit relates to the initial filing by us of a registration statement on Form S-1 with the Commission on October 21, 2005. The complaint alleges a breach of the duty of loyalty and a bad faith breach of the duty of full disclosure by all defendants. In addition, the complaint alleges that the payment of a transaction bonus to Mr. Halas in connection with the offering contemplated by the preliminary registration statement would be improper. The plaintiff seeks a temporary and a permanent injunction against the proposed sale and the payment of the transaction bonus. The plaintiff also seeks a judgment awarding costs and fees incurred in filing and prosecuting the case. On January 17, 2006, we announced that a decision had been made not to proceed at this time with the public offering. T-3’s obligation to pay the transaction bonus expired on January 31, 2006. Since that date, there has been no discovery or other prosecution of the claims by the plaintiff.

The NASD has notified us that it has concluded its review of certain transactions in our common stock that occurred last year and has referred the matter to the SEC. These transactions occurred prior to our announcement on June 22, 2005 that we were considering strategic alternatives. The inquiry relates to transactions by an employee and separately by a cousin of Gus D. Halas, our President and Chief Executive Officer. We believe that the inquiry may also include a broader review of transactions by persons not related to T-3, although T-3 does not know the identity of any of these persons. Both we and Mr. Halas have cooperated in the NASD’s review. Mr. Halas has provided information to the us, including information about his relationship with his cousin. We have shared this information with the NASD. In addition to providing other helpful background information, Mr. Halas confirmed that he has not provided any confidential information to his cousin about our business affairs. A committee consisting solely of independent directors has received advice from independent counsel and concluded that it was not necessary for us to take any further steps with respect to this matter. The committee also concluded that the NASD/SEC process should be allowed to proceed to conclusion, and that, based on the information available to the committee, the matter was not expected to result in any adverse effect on T-3.

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

We have experienced significant revenue growth in 2005 and the first half of 2006. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:

•	inability to integrate operations between existing and new or expanded facilities;

•	lack of a sufficient number of qualified technical and operating personnel;

•	shortage of operating equipment and raw materials necessary to operate our expanded business; and

•	managing the increased costs associated with our expansion.

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

Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as approximately $10 per Bbl to over $75 per Bbl. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.

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

Shortages of raw materials may restrict our operations.

The forgings, castings and outsourced coating services necessary for us to make our products are in high demand from our competitors and from participants in other industries. There can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices. Shortages could result in increased prices that we may be unable to pass on to customers. In addition, during periods of shortages, delivery times may be substantially longer. Any significant delay in our obtaining raw materials would have a corresponding delay in the manufacturing and delivery of our products. Any such delay might jeopardize our relationships with our customers and result in a loss of future business.

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

We have pursued and intend to continue to pursue strategic acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:

•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential loss of key employees and customers of the acquired company;

•	our ability to properly maintain effective internal controls over an acquired company; and

•	risk of entering markets in which we have limited prior experience.

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

Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of June 30, 2006, we had approximately $71.1 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended June 30, 2006, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $8.90 to a high of $28.10 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. Accordingly, we may issue shares of any series of preferred stock that would rank senior to the common stock as to voting or dividend rights or rights upon our liquidation, dissolution or winding up.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of the Company was held on June 1, 2006.

a.	The following persons were elected at that meeting as Class II directors:

	Number of Votes
Name of Nominee	For	Withheld
Joseph R. Edwards	10,018,232	182,241
James M. Tidwell	10,186,567	13,906
Michael W. Press	10,190,877	9,596

b.	The result of the vote to approve the amendment to the Certificate of Incorporation to decrease the number of authorized shares of preferred stock from 25,000,000 to 5,000,000 and the number of authorized shares of common stock from 25,000,000 to 20,000,000 was as follows:

Number of Votes
For	Against	Abstain	Non-Votes
8,974,806	795	41,704	1,183,168

c.	The result of the vote to approve the amendment and restatement of the 2002 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance from 1,000,000 to 2,000,000 and to comply with the requirements under Section 409A of the Internal Revenue Code of 1986 was as follows:

Number of Votes
For	Against	Abstain	Non-Votes
8,743,715	231,306	42,284	1,183,168

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Identification of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc.

10.1	Amended and Restated Employment Agreement of Gus D. Halas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006 (File No. 000-19580)).

10.2	Restricted Stock Award Agreement between T-3 and Gus D. Halas (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006 (File No. 000-19580)).

10.3	Restricted Stock Award Agreement between T-3 and Gus D. Halas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006 (File No. 000-19580)).

10.4	Fourth Employment Agreement dated June 1, 2006, between T-3 Management Services, L.P. and Keith A. Klopfenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006 (File No. 000-19580)).

10.5	T-3 Energy Services 2002 Stock Incentive Plan (As Amended and Restated Effective January 1, 2005) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006 (File No. 000-19580)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of July 2006.

T-3 ENERGY SERVICES, INC.

By:	/s/ MICHAEL T. MINO
Michael T. Mino (Chief Financial Officer and Vice President)

INDEX TO EXHIBITS

Exhibit Number	Identification of Exhibit
3.1*	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc.

10.1	Amended and Restated Employment Agreement of Gus D. Halas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006 (File No. 000-19580)).

10.2	Restricted Stock Award Agreement between T-3 and Gus D. Halas (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006 (File No. 000-19580)).

10.3	Restricted Stock Award Agreement between T-3 and Gus D. Halas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006 (File No. 000-19580)).

10.4	Fourth Employment Agreement dated June 1, 2006, between T-3 Management Services, L.P. and Keith A. Klopfenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006 (File No. 000-19580)).

10.5	T-3 Energy Services 2002 Stock Incentive Plan (As Amended and Restated Effective January 1, 2005) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006 (File No. 000-19580)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.