Form 10-Q
period 2006-09-30
T-3 ENERGY SERVICES INC
filed 2006-11-09
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 9, 2006, the registrant had 10,750,682 shares of common stock outstanding.

FORM 10-Q

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,242	$1,162
Accounts receivable – trade, net	28,529	21,527
Inventories	27,614	18,268
Notes receivable, current portion	734	480
Deferred income taxes	2,118	1,731
Prepaids and other current assets	1,082	5,887

Total current assets	62,319	49,055

Property and equipment, net	24,113	18,652
Notes receivable, less current portion	35	327
Goodwill, net	71,130	69,607
Other intangible assets, net	2,681	2,325
Other assets	645	822

Total assets	$160,923	$140,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$15,763	$12,943
Accrued expenses and other	12,778	9,439
Current maturities of long-term debt	4,511	36

Total current liabilities	33,052	22,418

Long-term debt, less current maturities	—	7,058
Other long-term liabilities	46	82
Deferred income taxes	3,045	2,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 and 25,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively, no shares issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000 and 25,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively, 10,736,871 shares issued and outstanding at September 30, 2006 and 10,581,986 shares issued and outstanding at December 31, 2005	11	11
Warrants, 327,862 issued and outstanding at September 30, 2006 and 332,862 issued and outstanding at December 31, 2005	644	644
Additional paid-in capital	125,145	123,175
Retained deficit	(2,217)	(15,420)
Accumulated other comprehensive income	1,197	802

Total stockholders’ equity	124,780	109,212

Total liabilities and stockholders’ equity	$160,923	$140,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Products	$33,439	$16,464	$86,903	$41,554
Services	10,744	9,327	31,028	29,058

	44,183	25,791	117,931	70,612

Cost of revenues:
Products	21,273	10,634	56,412	27,087
Services	6,082	6,140	17,452	18,424

	27,355	16,774	73,864	45,511

Gross profit	16,828	9,017	44,067	25,101

Operating expenses	8,723	5,578	23,056	15,714

Income from operations	8,105	3,439	21,011	9,387

Interest expense	234	146	744	1,219

Interest income	(6)	(15)	(18)	(69)

Other (income) expense, net	(205)	(10)	(681)	19

Income from continuing operations before provision for income taxes	8,082	3,318	20,966	8,218

Provision for income taxes	2,978	1,214	7,613	3,052

Income from continuing operations	5,104	2,104	13,353	5,166

Loss from discontinued operations, net of tax	(20)	(3,856)	(150)	(3,781)

Net income (loss)	$5,084	$(1,752)	$13,203	$1,385

Basic earnings (loss) per common share:
Continuing operations	$.48	$.20	$1.26	$.49

Discontinued operations	$—	$(.37)	$(.01)	$(.36)

Net income (loss) per common share	$.48	$(.17)	$1.25	$.13

Diluted earnings (loss) per common share:
Continuing operations	$.46	$.20	$1.23	$.48

Discontinued operations	$—	$(.36)	$(.01)	$(.35)

Net income (loss) per common share	$.46	$(.16)	$1.22	$.13

Weighted average common shares outstanding:
Basic	10,625	10,582	10,601	10,582

Diluted	11,003	10,716	10,881	10,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$13,203	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	150	3,781
Bad debt expense	78	55
Depreciation and amortization	2,550	2,412
Amortization of deferred loan costs	186	235
Write-off of deferred loan costs	—	370
Loss on sale of assets	41	23
Deferred taxes	628	(1,989)
Employee stock-based compensation expense	1,308	—
Amortization of stock compensation	1	3
Excess tax benefits from stock-based compensation	(217)	—
Changes in assets and liabilities:
Accounts receivable – trade	(6,621)	(3,415)
Inventories	(9,216)	(5,461)
Prepaids and other current assets	4,812	(203)
Other assets	(26)	19
Accounts payable – trade	2,652	2,920
Accrued expenses and other	3,185	4,251

Net cash provided by operating activities	12,714	4,386

Cash flows from investing activities:
Purchases of property and equipment	(7,436)	(1,043)
Proceeds from sales of property and equipment	164	53
Cash paid for acquisitions, net of cash acquired	(2,248)	—
Collections on notes receivable	38	707

Net cash used in investing activities	(9,482)	(283)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(2,547)	8,790
Payments on long-term debt	(36)	(15,033)
Proceeds from exercise of stock options	443	—
Excess tax benefits from stock-based compensation	217	—

Net cash used in financing activities	(1,923)	(6,243)

Effect of exchange rate changes on cash and cash equivalents	(58)	15

Cash flows of discontinued operations (Revised – See note 1):
Operating cash flows	(171)	2,725
Investing cash flows	—	(172)
Financing cash flows	—	—

Net cash provided by (used in) discontinued operations	(171)	2,553

Net increase in cash and cash equivalents	1,080	428
Cash and cash equivalents, beginning of period	1,162	95

Cash and cash equivalents, end of period	$2,242	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$5,084	$(1,752)	$13,203	$1,385

Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	631	395	434

Comprehensive income (loss)	$5,062	$(1,121)	$13,598	$1,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. On the accompanying condensed consolidated statements of cash flows, the Company has reclassified collections on notes receivable from net cash provided by operating activities to net cash provided by (used in) investing activities. In addition, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic method, no stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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
     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition are included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the condensed consolidated balance sheet at September 30, 2006 related to the above acquisition are based upon preliminary information and are subject to change when final asset and liability valuations are determined. Final valuations of assets and liabilities will be determined and recorded within one year from the date of acquisition. Material changes to the preliminary allocations are not anticipated by management. The KC Machine acquisition is not material to the Company’s condensed consolidated financial statements, and therefore pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 (dollars in thousands):

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
     Net revenues from discontinued operations for the three months ended September 30, 2006 and 2005 were $0 and $9.4 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(24,000) and $(5.8) million, respectively. Net revenues from discontinued operations for the nine months ended September 30, 2006 and 2005 were $0 and $28.2 million, respectively. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(0.2) million and $(5.7) million, respectively. Included in the loss before benefit for income taxes for the three and nine months ended September 30, 2005 is interest expense of $0.1 million and $0.4 million, respectively. The Company’s senior credit facility requires the receipt of net cash proceeds from significant dispositions to be applied against outstanding principal balances. The Company’s policy is to only allocate interest to discontinued operations for interest on debt that is required to be repaid as a result of a disposal transaction or interest on debt that is assumed by the buyer. As a result, interest expense was allocated to discontinued operations for the period October 1, 2004 through September 30, 2005.

3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$5,459	$4,420
Work in process	12,154	6,891
Finished goods and component parts	10,001	6,957

	$27,614	$18,268

4. DEBT
     The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. During April 2006, the Company entered into an amendment to its senior credit facility increasing the amount of capital expenditures that the Company may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance. As of September 30, 2006, the Company had $4.5 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. The Company intends to refinance its senior credit facility prior to its September 30, 2007 maturity date. See Note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information related to the Company’s debt.
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
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2006 and 2005, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Income from continuing operations	$5,104	$2,104
Loss from discontinued operations	(20)	(3,856)

Net income (loss)	$5,084	$(1,752)

Denominator:
Weighted average common shares outstanding — basic	10,625	10,582
Shares for dilutive stock options, restricted stock and warrants	378	134

Weighted average common shares outstanding and assumed conversions — diluted	11,003	10,716

	Three Months Ended
	September 30,
	2006	2005
Basic earnings (loss) per common share:
Continuing operations	$.48	$.20
Discontinued operations	—	(.37)

Net income (loss) per common share	$.48	$(.17)

Diluted earnings (loss) per common share:
Continuing operations	$.46	$.20
Discontinued operations	—	(.36)

Net income (loss) per common share	$.46	$(.16)

     For the three months ended September 30, 2006, there were 5,325 options and 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2005, there were 21,613 options and 335,362 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2006	2005
Numerator:
Income from continuing operations	$13,353	$5,166
Loss from discontinued operations	(150)	(3,781)

Net income	$13,203	$1,385

Denominator:
Weighted average common shares outstanding — basic	10,601	10,582
Shares for dilutive stock options, restricted stock and warrants	280	77

Weighted average common shares outstanding and assumed conversions — diluted	10,881	10,659

Basic earnings (loss) per common share:
Continuing operations	$1.26	$.49
Discontinued operations	(.01)	(.36)

Net income per common share	$1.25	$.13

Diluted earnings (loss) per common share:
Continuing operations	$1.23	$.48
Discontinued operations	(.01)	(.35)

Net income per common share	$1.22	$.13

     For the nine months ended September 30, 2006, there were 5,325 options and 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2005, there were 85,553 options and 335,362 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended September 30:
2006
Revenues	$44,183	$—	$44,183
Depreciation and amortization	610	286	896
Income (loss) from operations	11,369	(3,264)	8,105
Capital expenditures	1,982	225	2,207
2005
Revenues	$25,791	$—	$25,791
Depreciation and amortization	587	208	795
Income (loss) from operations	5,240	(1,801)	3,439
Capital expenditures	212	84	296

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Nine months ended September 30:
2006
Revenues	$117,931	$—	$117,931
Depreciation and amortization	1,790	760	2,550
Income (loss) from operations	29,576	(8,565)	21,011
Capital expenditures	6,547	889	7,436
2005
Revenues	$70,612	$—	$70,612
Depreciation and amortization	1,807	605	2,412
Income (loss) from operations	14,367	(4,980)	9,387
Capital expenditures	741	302	1,043
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
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claim that the bolts failed and they had to replace all bolts at a cost of approximately $4 million. The complaint names the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleges negligence on the part of all defendants. The Company has filed its motion to dismiss the lawsuit, denying responsibility for the claim. The Company has also filed a cross claim against its supplier. Discovery is ongoing in this lawsuit, which is scheduled to be tried to the court beginning in June 2007. Management does not believe that the outcome of such legal action will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
     At September 30, 2006, the Company had no significant letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 154,885 shares of common stock during the nine months ended September 30, 2006 as a result of 100,000 shares of restricted stock granted to Gus D. Halas and 54,885 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan.
Warrants
     During the nine months ended September 30, 2006, warrants to acquire 5,000 shares of the Company’s common stock expired unexercised. At September 30, 2006, warrants to acquire 327,862 shares of common stock at $12.80 per share remain outstanding. These outstanding warrants are currently exercisable and expire in December 2011.

Additional Paid-In Capital
     During the nine months ended September 30, 2006, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of September 30, 2006, the Company had 2,000,000 shares reserved for issuance in connection with the Plan.
     Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB 25 and related interpretations. No stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized $587,000 and $1,308,000 of employee stock-based compensation expense related to stock options and restricted stock during the three and nine months ended September 30, 2006, respectively. The related income tax benefit recognized during the three and nine months ended September 30, 2006 was $200,000 and $445,000, respectively.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and income from continuing operations were $587,000 and $387,000 lower, respectively, for the three months ended September 30, 2006, and $1,308,000 and $863,000 lower, respectively, for the nine months ended September 30, 2006, than if it had continued to account for share-based compensation under APB 25. The impact of adopting SFAS 123R on both basic and diluted earnings per share was a reduction of $0.04 for the three months ended September 30, 2006, and $0.08 for the nine months ended September 30, 2006.
     The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee plans for the periods prior to January 1, 2006 (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income (loss), as reported	$(1,752)	$1,385
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(95)	383

Net income (loss), as adjusted	$(1,847)	$1,768

Basic EPS:
As reported	$(.17)	$.13
As adjusted	$(.17)	$.17

Diluted EPS:
As reported	$(.16)	$.13
As adjusted	$(.17)	$.17

     For the purpose of estimating the pro forma fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the three and nine months ended September 30, 2005 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.18%, respectively, expected volatility of 38.91% and 38.91%, respectively, expected life of 4 years for each period and no expected dividends. For the nine months ended September 30, 2005, the effect on stock-based employee compensation was a benefit due to forfeitures of 185,000 options during the three months ended June 30, 2005. Prior to adoption of SFAS 123R, forfeitures were accounted for as recognized when they actually occurred for the purpose of estimating the pro forma fair value disclosures under SFAS 123.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The expected term is based on external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Expected volatility	52.79%	52.79%
Risk-free interest rate	4.42%	4.42%
Expected term (in years)	4	4
     A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(In Thousands)
Outstanding at January 1, 2006	536,053	$8.99
Granted	402,000	12.25
Exercised	(54,885)	8.07
Forfeited	(23,312)	8.45

Outstanding at September 30, 2006	859,856	$10.59	7.74	$8,668

Vested or expected to vest at September 30, 2006	824,859	$10.59	7.70	$8,333

Exercisable at September 30, 2006	345,189	$9.74	6.01	$4,084

     The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5.58 and $2.81, respectively. There were no options granted during the three months ended September 30, 2006 and 2005. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $429,000 and $675,000, respectively. There were no options exercised during the three and nine months ended September 30, 2005.
     As of September 30, 2006, total unrecognized compensation costs related to nonvested stock options was $1.8 million. This cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of stock options vested was $0 million and $0.1 million, respectively, during the three months ended September 30, 2006 and 2005, and $0.3 million and $0.4 million, respectively, during the nine months ended September 30, 2006 and 2005.

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
     A summary of the status of the Company’s restricted stock awards as of September 30, 2006 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Non-Vested at January 1, 2006	—	$—
Granted	100,000	17.60
Vested	—	—
Forfeited	—	—

Non-Vested at September 30, 2006	100,000	$17.60

     As of September 30, 2006, there was $1.2 million of total unrecognized compensation cost related to the Company’s restricted stock and that cost is expected to be recognized over a weighted average period of 0.9 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of our historical results of operations and financial condition for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 73%, 18% and 9% of our total revenues, respectively, for the three months ended September 30, 2006, and 72%, 19% and 9% of our total revenues, respectively, for the nine months ended September 30, 2006. We offer original equipment products and aftermarket parts and services for each product line. Original equipment products generated 65% and 63%, respectively, and aftermarket parts and services generated 35% and 37%, respectively, of our total revenues for the three and nine months ended September 30, 2006.
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
Strategy
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We have invested approximately $4.9 million during 2006 on this expansion effort, which includes increasing our BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities, along with our expansion into East Texas, Casper and Indianapolis by opening four facilities during that period. We expect to invest up to $4 million over the remainder of 2006 and 2007 on our future expansion plans, which include:
•	establishing manufacturing capacity for 12 multi-bowl wellhead units per month;

•	opening one facility for our wellhead product line;

•	opening two facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
•	Continue new product development. Since April 2003, we have introduced 29 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. To support this effort, we presently have an engineering department staff consisting of 21 employees and contract personnel compared to eight employees at September 30, 2005.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin, and the Rocky Mountain and Appalachian regions. For example, in the first half of 2006, we continued our expansion into the Rocky Mountain region by acquiring KC Machine LLC, located in Rock Springs, Wyoming, and opening a facility in Casper, Wyoming. In addition, we expanded into the East Texas Region by opening two facilities and the Midwest region by opening a facility in Indianapolis, Indiana.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in January 2006, we acquired KC Machine LLC, located in Rock Springs, Wyoming. In addition, in July 2005, we entered into a joint participation agreement with SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
December 31, 2004	$48.30	$7.26	1,249	420	862
March 31, 2005	$49.73	$6.47	1,279	521	876
June 30, 2005	$53.05	$6.95	1,336	241	916
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Spot Price: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Spot Price: (www.oilnergy.com).
     We believe our outlook for the remainder of 2006 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog, especially for our pressure and flow control business, continues to increase. Assuming commodity prices remain at current levels or increase, we expect that the continued high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will continue to increase our backlog.
     Over the remainder of 2006, we expect that our increased manufacturing capacity gained through our facility expansions will have a positive effect on our revenues. Additionally, we plan to continue to increase our manufacturing capacity through facility expansions and operational improvements, through several selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue and improve our already rapid response time to customer demands and enable us to continue to build market share.
     Looking into the remainder of 2006 and into the beginning of 2007 and assuming commodity prices remain at current levels or increase, we expect average rig activity to remain at high levels, and we expect our original equipment products sales to continue to be higher than our 2005 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. Our results will also be dependent on the pace and level of activities in the markets that we serve.
Results of Operations
Three Months ended September 30, 2006 Compared with Three Months ended September 30, 2005
     Revenues. Revenues increased $18.4 million, or 71.3%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primarily attributable to improved demand for our products and services resulting from higher price levels for oil and correspondingly higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. As a result, backlog has increased approximately 194% from $20.8 million at September 30,

2005 to $61.1 million at September 30, 2006. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues have increased approximately 93% in the three months ended September 30, 2006 as compared to the same period in 2005. In addition, our original equipment product revenues accounted for approximately 65% of total revenues during the three months ended September 30, 2006, as compared to 58% of total revenues during the same period in 2005. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues. Our geographical expansions into East Texas, the Rocky Mountain and Midwest regions have positively impacted the third quarter 2006 revenues. The KC Machine acquisition, which was completed in January 2006, accounted for $0.8 million, or 3.1%, of the total revenue increase. Revenues were adversely impacted for the three months ended September 30, 2005, because of down time caused by Hurricanes Katrina and Rita, which delayed revenues of approximately $2.6 million to future periods.
     Cost of Revenues. Cost of revenues increased $10.6 million, or 63.1%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 38.1% in the three months ended September 30, 2006 compared to 35.0% in the three months ended September 30, 2005. Gross profit margin was higher in 2006 primarily due to improved pricing, manufacturing process improvements and increased sales of higher margin products and services. The period-to-period increase is also a result of down time during the three months ended September 30, 2005, due to Hurricanes Katrina and Rita, which resulted in approximately $0.6 million of costs related to lost absorption, downtime payroll and minor property damages. These increases in gross profit are partially offset by higher self-insured medical costs, costs associated with the increase in our manufacturing capacity for our new products, and initial costs associated with our expansion into East Texas, Casper and Indianapolis during the three months ended September 30, 2006.
     Operating Expenses. Operating expenses increased $3.1 million, or 56.4%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Operating expenses as a percentage of revenues were 19.7% in the three months ended September 30, 2006 compared to 21.6% in the three months ended September 30, 2005. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by employee stock-based compensation expense of $0.6 million as a result of the adoption of SFAS 123R during 2006, public offering costs of $0.4 million, and increased self-insured medical costs and general insurance costs.
     Interest Expense. Interest expense for the three months ended September 30, 2006 was $0.2 million compared to $0.1 million in the three months ended September 30, 2005.
     Other (Income) Expense, net. Other (Income) Expense, net increased $0.2 million for the three months ended September 30, 2006 primarily due to proceeds received from contingency settlements.
     Income Taxes. Income tax expense for the three months ended September 30, 2006 was $3.0 million as compared to $1.2 million in the three months ended September 30, 2005. The increase was primarily due to an increase in income before taxes. The effective tax rate was 36.8% in the three months ended September 30, 2006 compared to 36.6% in the three months ended September 30, 2005.
     Income from Continuing Operations. Income from continuing operations was $5.1 million in the three months ended September 30, 2006 compared with $2.1 million in the three months ended September 30, 2005 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the three months ended September 30, 2006 was ($20,000) as compared to ($3.9) million in the three months ended September 30, 2005. The loss in 2005 is primarily attributable to the pre-tax loss of $4.7 million for the sale of the distribution segment.

Nine Months ended September 30, 2006 Compared with Nine Months ended September 30, 2005
     Revenues. Revenues increased $47.3 million, or 67.0%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily attributable to improved demand for our products and services resulting from higher price levels for oil and correspondingly higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. As a result, backlog has increased approximately 194% from $20.8 million at September 30, 2005 to $61.1 million at September 30, 2006. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues have increased approximately 100% in the first nine months of 2006 as compared to the same period in 2005. In addition, our original equipment product revenues accounted for approximately 63% of total revenues during the nine months ended September 30, 2006, as compared to 52% of total revenues during the same period in 2005. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues. Our geographical expansions into East Texas, the Rocky Mountain and Midwest regions have positively impacted our 2006 revenues. The KC Machine acquisition, which was completed in January 2006, accounted for $2.2 million, or 3.2%, of the total revenue increase. Revenues were adversely impacted for the nine months ended September 30, 2005, because of down time caused by Hurricanes Katrina and Rita, which delayed revenues of approximately $2.6 million to future periods.
     Cost of Revenues. Cost of revenues increased $28.4 million, or 62.3%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 37.4% in the nine months ended September 30, 2006 compared to 35.5% in the nine months ended September 30, 2005. Gross profit margin was higher in 2006 primarily due to improved pricing, manufacturing process improvements and increased sales of higher margin products and services. The period-to-period increase is also a result of down time during the nine months ended September 30, 2005, due to Hurricanes Katrina and Rita, which resulted in approximately $0.6 million of costs related to lost absorption, downtime payroll and minor property damages. These increases in gross profit are partially offset by higher self-insured medical costs, costs associated with the increase in our manufacturing capacity for our new products, and initial costs associated with our expansion into East Texas, Casper and Indianapolis during the nine months ended September 30, 2006.
     Operating Expenses. Operating expenses increased $7.3 million, or 46.7%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Operating expenses as a percentage of revenues were 19.6% in the nine months ended September 30, 2006 compared to 22.3% in the nine months ended September 30, 2005. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by employee stock-based compensation expense of $1.3 million as a result of the adoption of SFAS 123R during 2006, public offering costs of $0.4 million, and increased self-insured medical costs and general insurance costs.
     Interest Expense. Interest expense for the nine months ended September 30, 2006 was $0.7 million compared to $1.2 million in the nine months ended September 30, 2005. The decrease was primarily attributable to lower debt levels during 2006.
     Other (Income) Expense, net. Other (Income) Expense, net increased $0.7 million for the nine months ended September 30, 2006 primarily due to insurance proceeds received related to a casualty loss at one of our facilities in August 2003, along with proceeds from contingency settlements.
     Income Taxes. Income tax expense for the nine months ended September 30, 2006 was $7.6 million as compared to $3.1 million in the nine months ended September 30, 2005. The increase was primarily due to an increase in income before taxes. The effective tax rate was 36.3% in the nine months ended September 30, 2006 compared to 37.1% in the nine months ended September 30, 2005. The higher rate in the 2005 period resulted primarily from the effect of non-deductible expenses such as the amortization of other intangible assets.

     Income from Continuing Operations. Income from continuing operations was $13.4 million in the nine months ended September 30, 2006 compared with $5.2 million in the nine months ended September 30, 2005 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2006 was ($0.2) million as compared to ($3.8) million in the nine months ended September 30, 2005. The loss in 2005 is primarily attributable to the pre-tax loss of $4.7 million for the sale of the distribution segment.
Liquidity and Capital Resources
     At September 30, 2006, we had working capital of $29.3 million, current maturities of long-term debt of $4.5 million, no long-term debt (net of current maturities) and stockholders’ equity of $124.8 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve Fund VIII, L.P., our majority stockholder), debt from sellers and cash flow from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2006 compared to $4.4 million for the nine months ended September 30, 2005. The improved net cash provided by operating activities was primarily due to profitable operations. The increase of $8.3 million for 2006 as compared to 2005 was also attributable to increased demand, resulting in our customers showing a willingness to prepay for our products, and lower income tax deposits in the first nine months of 2006 compared to 2005. The increases were partially offset by increases in our receivables and inventory due to increased sales activity in 2006.
     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the nine months ended September 30, 2006 and 2005, we made capital expenditures of approximately $7.4 million and $1.0 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in the nine months ended September 30, 2006 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the nine months ended September 30, 2005.
     Net Cash Used In Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Principal uses of cash include payments on the senior credit facility and long-term debt. Financing activities used net cash of $1.9 million for the nine months ended September 30, 2006 as compared to net cash of $6.2 million used in the nine months ended September 30, 2005. We made net borrowings (repayments) on our senior credit facility of ($2.5) million and $8.8 million during the nine months ended September 30, 2006 and 2005, respectively. We also made principal payments of $15.0 million to pay down our subordinated term loan during the nine months ended September 30, 2005.
     Net Cash Provided by (Used In) Discontinued Operations. For the nine months ended September 30, 2006, net cash provided by (used in) discontinued operations was ($0.2) million compared to $2.6 million in the same period in 2005. This consisted of operating cash flows of ($0.2) million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively. There were no investing cash flows in the nine months ended September 30, 2006 and ($0.2) million for the same period in 2005. There were no financing cash flows for both periods.
     Principal Debt Instruments. As of September 30, 2006, we had an aggregate of $4.5 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of September 30, 2006, availability under our senior credit facility was $70.3 million.

     During May 2005, we received consents from our senior lenders to repay the $15 million subordinated term loan using advances made from our senior credit facility. Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. As of September 30, 2006, we had $4.5 million borrowed under our senior credit facility. We intend to refinance our senior credit facility prior to its September 30, 2007 maturity date. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. At September 30, 2006, the senior credit facility bore interest ranging from 7.13% to 9.00%, with interest payable quarterly or as LIBOR advances mature. The effective interest rate, including amortization of deferred loan costs, was 11.68%. The effective interest rate, excluding amortization of deferred loan costs, was 8.61%. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of September 30, 2006, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
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

     A summary of our outstanding contractual obligations and other commercial commitments at September 30, 2006 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt	$4,511	$4,511	$—	$—	$—
Letters of credit	190	67	123	—	—
Operating leases	5,636	1,819	2,862	944	11

Total contractual obligations	$10,337	$6,397	$2,985	$944	$11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rates under our senior credit facility and our Canadian revolving credit facility. As of September 30, 2006, our senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $4.5 million. A 1.0% increase in interest rates could result in a $45,000 increase in interest expense on the September 30, 2006 principal balance. As of September 30, 2006, our Canadian revolving credit facility did not have a principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 2% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.4 million adjustment to our equity account for the nine months ended September 30, 2006 to reflect the net impact of the change in foreign currency exchange rate.
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
     None
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
     We have experienced significant revenue growth in 2005 and the first nine months of 2006. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of September 30, 2006, we had approximately $71.1 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended September 30, 2006, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $8.90 to a high of $28.10 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
Our largest stockholder is able to exercise significant influence over our company, and its interests may conflict with those of our other stockholders.
     First Reserve, through First Reserve Fund VIII, currently holds approximately 84.9% of our common stock. At the request of First Reserve, we have registered the resale of 4,500,000 shares of common stock beneficially owned by First Reserve on an effective registration statement. Assuming the sale of all of the shares of common stock that First Reserve Fund VIII may offer and sell from time to time under the registration statement, First Reserve will beneficially own approximately 44.3% of our common stock. First Reserve Fund VIII may not sell or be able to sell all the common stock offered thereby and accordingly First Reserve is likely, for at least some period, to beneficially own at least a majority of our common stock. As a result, First Reserve will continue to be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of First Reserve with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. First Reserve’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
We may incur increased costs as a result of no longer being a “controlled company.”
     We are considered to be controlled by First Reserve under The Nasdaq Global Market rules, and as a result are eligible for exemptions from provisions of these rules requiring that our board have a majority of independent directors, nominating and corporate governance and compensation committees composed entirely of independent directors and written charters addressing specified matters. Assuming the sale of a number of shares of common stock by First Reserve Fund VIII under the registration statement described above resulting in First Reserve beneficially owning less than 50% of our common stock, we will cease to be a controlled company within the meaning of these rules and we will be required to comply with these provisions after the specified transition periods. We expect these rules and regulations will increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are currently evaluating these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2006.

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