Form 10-K
period 2006-12-31
T-3 ENERGY SERVICES INC
filed 2007-03-16
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Title of Each Class
Common Stock, par value $.001 per share
Securities registered pursuant to Section 12(g) of the Act: None.
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates was $31,848,845 at June 30, 2006. As of March 9, 2007, there were 10,762,016 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant’s proxy statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, with respect to the 2007 annual meeting of stockholders, is incorporated by reference into Part III of this report on Form 10-K.

FORM 10-K

i

     Unless otherwise indicated, all references to “we,” “us,” “our,” “our company” or “T-3” include T-3 Energy Services, Inc. and all of its subsidiaries.
PART I
Item 1. Business
Overview
     We design, manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Our products are used in both onshore and offshore applications throughout the world. Our customer base consists of leading drilling contractors, exploration and production companies and pipeline companies, including Nabors Drilling International, Grey Wolf Drilling, Diamond Offshore Drilling, Trinidad Drilling, Ensign, Noble Drilling, GlobalSantaFe, Marathon Petroleum Company and Exxon Mobil Corporation, among others.
     As of March 9, 2007, we had 18 manufacturing facilities strategically located throughout North America. We focus on providing our customers rapid response times for our products and services. In the last twelve to eighteen months, we have experienced increased demand and have begun to expand, and will continue to expand, our manufacturing and repair capacity to meet our customers’ needs.
     From April 2003 through March 9, 2007, we have introduced 43 new products, and plan to continue to focus on new product development. We believe that the products we design or manufacture, which we call original equipment products, have gained market acceptance, resulting in greater sales to customers that use our products in both domestic and international operations.
     The information below highlights our results of operations for the year ending December 31, 2006 as compared to the same period in 2005:
•	Our revenues increased approximately 58% to $163.1 million from $103.2 million;

•	Our percentage of revenues from original equipment products increased to 65% from 57%;

•	Our income from operations increased approximately 108% to $28.8 million from $13.8 million; and

•	Our backlog increased approximately 110% to $63.3 million from $30.1 million.
     We have three product lines: pressure and flow control, wellhead and pipeline, which generated 73%, 18% and 9% of our total revenue, respectively, for the year ended December 31, 2006. We offer new products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 65% and aftermarket parts and services generated 35% of our total revenues, respectively, for the year ended December 31, 2006.
     Pressure and Flow Control. We design, manufacture and provide aftermarket parts and services for pressure and flow control products used in the drilling, completion, production and workover of onshore and offshore oil and gas wells. Our pressure and flow control products include:
•	blow-out preventers, or BOPs;
•	BOP control systems;
•	elastomer products;
•	production, drilling and well service chokes;
•	manifolds; and
•	control valves.
     Wellhead. We design, manufacture and provide aftermarket parts and services for wellhead equipment used for onshore oil and gas production. Our wellhead products include wellheads, production chokes and production valves. Wellhead products are sold to oil and gas producers and are used during both the drilling and completion phases of an oil or gas well as well as during the productive life of a well. Currently, our wellhead products and services are focused on product remanufacturing, installation and repair.

     Pipeline. We design, manufacture and provide aftermarket parts and services for a wide variety of valves primarily for onshore pipeline applications. Our pipeline products include a wide variety of valves for pipeline applications, including gate, ball, control and check valves. Our pipeline valves and related products are used in field or gathering systems and in interstate pipeline transmission systems. Currently, our pipeline products and services are focused on product remanufacturing, installation and repair.
Recent Developments
     During the first quarter of 2007, we expanded into Arkansas by opening a facility in Conway, Arkansas to provide wellhead and pipeline products and repair and field services to oil and gas production and pipeline transmission companies whose operations are actively involved in the Fayetteville Shale in the Arkoma Basin. In addition, we entered into an agreement with Gefro Oilfield Services ASA to market our products and services and serve as an authorized repair center from its base in Stavanger, Norway.
Corporate History
     We were formerly a Texas corporation named Industrial Holdings, Inc., or IHI, which was a public company with its common stock traded on The Nasdaq National Market. Our predecessor, T-3 Energy Services, Inc., or former T-3, was incorporated in Delaware in October 1999 and initially was capitalized by First Reserve Fund VIII, L.P., or First Reserve Fund VIII, in 2000.
     In December 2001, former T-3 merged into IHI, with IHI as the surviving entity. Immediately after the merger, the combined company was reincorporated in Delaware under the name “T-3 Energy Services, Inc.” and completed a one for ten reverse split of its common stock, which began trading on The Nasdaq National Market under the symbol “TTES” on the day after the merger. As of March 9, 2007, First Reserve Fund VIII beneficially owned approximately 44% of our common stock.
     We historically operated in three segments: pressure control, distribution and products. In mid-year 2003, we hired a new president and chief executive officer, Gus D. Halas, commenced an in-depth evaluation of our businesses and adopted a plan to position us for future growth. As part of the plan, we hired new senior operating management, and undertook an initiative to improve our manufacturing and engineering capabilities. In addition, we sold our products business in 2004 and our distribution business in 2005. We are now focused on our pressure control business, and in particular, upon our original equipment products.
Our Industry
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
     We believe our business will benefit from the following:
•
Strong drilling rig activity. Approximately 250 new drilling rigs entered the market during 2006. Spears & Associates, Inc. estimates that approximately the same number of drilling rigs will enter the U.S. market over the next year. According to Baker Hughes, the average U.S. drilling rig count is expected to increase by approximately 9% in 2007 while the number of wells drilled is expected to increase by approximately 12%. According to the Energy Information Administration, or EIA, the number of wells drilled during the year ended December 31, 2006 increased 21% over the number of wells drilled over the same period in 2005. We believe these additional drilling rigs and the expected increase in wells drilled will positively impact demand for our products and services.

•	U.S. hydrocarbon demand growth outpacing U.S. supply growth. According to the EIA, from 1990 to 2006, demand for natural gas in the U.S. grew at an annual rate of 0.7% while the U.S. domestic supply grew at an annual rate of 0.2%. The EIA recently estimated that U.S. domestic consumption of natural gas exceeded domestic production by 12% in 2006, a gap that the EIA forecasts will expand to 19% by 2010.
•
Increased decline rates in natural gas basins in the U.S. As the chart below shows, even though the number of U.S. natural gas wells drilled per year has increased approximately 231% over the past decade from 9,539 to 31,587, a corresponding increase in production has not been realized. We believe that supply has not increased, in part, because of the accelerating decline rates of production from new wells drilled. A study published by the National Petroleum Council in September 2003 concluded that as a result of domestic natural gas decline rates of 25% to 30% per year, 80% of natural gas production in ten years will be from wells that had not yet been drilled. We believe this should create incentives to increase drilling activities in the U.S., which should increase the market for our products and services.

     Source: Energy Information Administration
Our Strategy
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•
Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We invested approximately $5.4 million during 2006 on this expansion effort, which includes increasing our BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities, along with our expansion into Buffalo and Tyler, Texas, Casper, Wyoming and Indianapolis, Indiana by opening four facilities during 2006. We expect to invest up to $9.7 million in 2007 to expand capacity by:

•	expanding our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	opening additional facilities for our wellhead product line;

•	opening additional facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
•
Continue new product development. Since April 2003, we have introduced 43 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. To support our expansion, we have increased our engineering department staff to 21 employees and contract personnel as of December 31, 2006, compared to eight employees at December 31, 2005. A significant portion of this increase in engineering staff is related to our increased focus on our wellhead product line.

•
Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin and the Rocky Mountain and Appalachian regions. For example, during 2006, we continued our expansion into the Rocky Mountain region by acquiring KC Machine LLC, located in Rock Springs, Wyoming, and opening a facility in Casper, Wyoming. In addition, we expanded into the East Texas Region by opening two facilities and the Midwest region by opening a facility in Indianapolis, Indiana. Also, during 2007 we established a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•
Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in the first quarter of 2007 we entered into an agreement with Gefro Oilfield Services ASA to market our products and services and serve as an authorized repair center from their base in Stavanger, Norway. In 2006, we acquired KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to customers located in the Rocky Mountain region. In addition, in July 2005, we entered into a joint participation agreement with SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. We will continue to seek similar strategic acquisition and alliance opportunities in the future.

Our Products and Services
     We manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells and the production and transportation of oil and gas. These products include the following:
•
BOPs. A BOP is a large pressure valve located at the top of a well. During drilling operations, a series of BOPs are installed to provide pressure control. When activated, BOPs seal the well and prevent fluids and gases from escaping, protecting the safety of the crew and maintaining the integrity of the rig and wellbore.

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

•
Pipeline products. Our pipeline products include a wide variety of valves for pipeline applications, including gate, ball, control and check valves. Pipeline valves and related products are used in gathering systems (pipelines connecting individual wellheads to a larger pipeline system) and interstate pipelines (pipelines used to deliver oil, gas and refined products over long distances).

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

Customers and Markets
          Our products are used in both onshore and offshore applications. Our customer base, which operates in active oil and gas basins throughout the world, consists of leading drilling contractors, exploration and production companies and pipeline companies. Demand for our pressure and flow control and wellhead products and services is driven by exploration and development activity levels, which in turn are directly related to current and anticipated oil and gas prices. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline, gathering and transmission systems. No single customer accounted for greater than 10% of our total revenues during 2006, 2005 or 2004.
Financial Information About Geographic Areas
          Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada. See footnote 15 to the consolidated financial statements for further discussion.
Marketing
     We market our products through a direct sales force, which consisted of 40 persons at December 31, 2006. We believe that our proximity to customers is a key to maintaining and expanding our business. Almost all of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on negotiated terms appropriate to the order. International sales typically are made with agent or representative arrangements, and significant sales are secured by letters of credit. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business.
Suppliers and Raw Materials
     In each of our product lines, new and used inventory and related equipment and parts are acquired from suppliers, including individual brokers, remanufacturing companies and original equipment manufacturers. The loss of any single supplier would not be significant to our business. We have not experienced a shortage of products that we sell or incorporate into our manufactured products.

     However, there is a strong demand for forgings, castings and outsourced coating services necessary for us to make our products. There can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices.
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
Competition
     Our products are sold in highly competitive markets. We compete in all areas of our operations with a number of other companies, some of which have financial and other resources comparable to or greater than us. Our primary competitors, who are dominant in our business, are Cameron International Corporation, Hydril Company and National Oilwell Varco, Inc. We also have numerous smaller competitors. We believe the principal competitive factors are timely delivery of products and services, reputation, price, manufacturing capabilities, availability of plant capacity, performance and dependability. We believe several factors give us a strong competitive position relative to our competitors. Most significant are our rapid response times to our customers’ original equipment product manufacturing and aftermarket demands and the market acceptance of our original equipment products with most of the leading drilling contractors.
Backlog
     As of December 31, 2006 and 2005, we had a backlog of $63.3 million and $30.1 million, respectively, consisting of written orders or commitments believed to be firm contracts for our pressure and flow control and pipeline products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that approximately 93% of the orders and commitments included in backlog at December 31, 2006 will be completed by December 31, 2007.
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
     We currently own or lease, and have in the past owned or leased, properties in the U.S. that for many years have been used as manufacturing facilities for industrial purposes. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under such properties owned, leased or used by us or on or under other locations where such hydrocarbons or wastes have been taken for reclamation or disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. While we have been identified as a potentially responsible party, or PRP, with respect to one site identified on the CERCLA National Priorities List designated for cleanup, we believe that our involvement at that site has been minimal, and that our liability for this matter will not have a material adverse effect on our business.
     The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into waters of the U.S. or the states. Such discharges are prohibited, except in accord with the terms of a permit. Discharges in violation of the Clean Water Act could result in penalties, as well as significant remedial obligations. We believe that we hold all necessary permits for discharges for our U.S. facilities and that we are in material compliance with this act.
     The Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources in the U.S., including paint booths, and may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. We believe that our U.S. operations are in material compliance with the Clean Air Act. In response to studies suggesting that emissions of certain gases may be contributing to warming of the Earth’s atmosphere, many foreign nations, including Canada, have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide a byproduct of the burning of fossil fuels, are examples of greenhouse gases. Although the U.S. is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. In addition, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. The oil and gas industry, which is to whom we supply our products, may be directly affected by such legislation. Consequently, any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business could adversely affect our operations and demand for our products.

     Our U.S. operations are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our U.S. operations are in substantial compliance with these OSHA requirements.
     Our operations outside of the U.S. are potentially subject to similar foreign governmental controls governing the discharge of material into the environment and environmental protection. We believe that our foreign operations are in substantial compliance with current requirements of those governmental entities, and that compliance with these existing requirements has not had a materially adverse effect on our results of operations or finances. However, there is no assurance that this trend of compliance will continue in the future or that such compliance will not be material. For instance, any future restrictions on emissions of greenhouse gases that are imposed in foreign countries in which we operate, such as in Canada, pursuant to the Kyoto Protocol or other locally enforceable requirements could adversely affect demand for our products.
Employees
     As of December 31, 2006, we had 573 employees, 140 of whom were salaried and 433 of whom were paid on an hourly basis. The entire work force is employed within the United States and Canada. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.
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
Cautionary Note Regarding Forward-Looking Statements
     Certain statements contained in or incorporated by reference in this Annual Report on Form 10-K, our filings with the Securities and Exchange Commission, or the Commission, and our public releases, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided therein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “budget,” “predict,” “project,” “expect” and similar expressions identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and our subsequent Commission filings.
     These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.
     Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Annual Report on

Form 10-K are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and our subsequent Commission filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Item 1A. Risk Factors
     An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.
Risks Related to Our Business
If we are unable to successfully manage our growth and implement our business plan, our results of operations will be adversely affected.
     We have experienced significant revenue growth in 2006. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as $11.37 per barrel to as high as $77.03 per barrel and natural gas prices have ranged from as low as $1.65 per million British thermal units, or MMBtu, to as high as $19.38 per MMBtu. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
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
Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.
     At December 31, 2006, our backlog was approximately $63.3 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.

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
     We have pursued and intend to continue to pursue strategic acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:
•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential loss of key employees and customers of the acquired company;

•	our ability to properly establish and maintain effective internal controls over an acquired company; and

•	risk of entering markets in which we have limited prior experience.
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
     Our products and services are subject to competition from a number of similarly sized or larger businesses. Factors that affect competition include timely delivery of products and services, reputation, price, manufacturing capabilities, availability of plant capacity, performance and dependability. Any failure to adapt to a changing competitive environment may result in a loss of market share and a decrease in revenue and profit margins. One of our competitive advantages is our short production and delivery lead times relative to our competitors. If we cannot maintain our rapid response times, or if our competitors are able to reduce their response times, we may lose future business. In addition, many of our competitors have greater financial and other resources than we do, which may allow them to address these factors more effectively than we can or weather industry downturns more easily than we can.

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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of December 31, 2006, we had approximately $70.6 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     There is inherent risk of incurring significant environmental costs and liabilities in our business. Joint and several, as well as strict, liability may be incurred in connection with discharges or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, many of which have been used for industrial purposes for a number of years, oftentimes by third parties not under our control. Private parties who use our products and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations and for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly requirements could have a material adverse effect on our business. For example, passage of climate change legislation that restricts emissions of certain gases, commonly referred to as greenhouse gases, in areas that we operate could adversely affect demand for our products. We may not be able to recover some or any of these costs from insurance.
We will be subject to political, economic and other uncertainties as we expand our international operations.
     We intend to continue our expansion into international markets such as Mexico, Canada and Norway. Our international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:
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
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended December 31, 2007, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors. We are currently undertaking a comprehensive effort in preparation for compliance with Section 404. This effort includes the documentation and evaluation of our internal controls under the direction of our management. We have been making various changes to our internal control over financial reporting as a result of our review efforts. To date, we have not identified any material weaknesses in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board. However, due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements. If we are unable to successfully implement the requirements of Section 404, it will prevent our independent auditors from issuing an unqualified attestation report on a timely basis as required by Section 404. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
Risks Relating to Our Common Stock
The market price of our common stock may be volatile or may decline regardless of our operating performance.
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2006, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $10.00 to a high of $28.10 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
     First Reserve Fund VIII, L.P., or First Reserve Fund VIII, currently holds approximately 44.3% of our common stock. We have registered for resale all of the shares owned by First Reserve Fund VIII, including shares underlying warrants held by First Reserve Fund VIII. However, First Reserve Fund VIII may not choose to sell its shares and, if it does sell, may not be able to sell all of our common stock owned by it. Thus, First Reserve Fund VIII may, for at least some period of time, continue to own a substantial portion of our common stock. As a result, First Reserve Corporation, because it controls First Reserve Fund VIII, may continue to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of First Reserve Corporation with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. First Reserve Fund VIII’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
We may incur increased costs as a result of no longer being a “controlled company.”
     On November 30, 2006, First Reserve Fund VIII sold 4.5 million shares of our common stock. Prior to this sale, because First Reserve Fund VIII held in excess of 50% of our outstanding common stock, we were considered to be controlled by First Reserve Fund VIII under The Nasdaq Global Market rules and were, therefore, eligible for exemptions from provisions of these rules requiring that our board have a majority of independent directors, nominating and corporate governance and compensation committees composed entirely of independent directors and written charters addressing specified matters. As a result of First Reserve Fund VIII’s sale, which reduced First Reserve Fund VIII’s beneficial ownership of our common stock to under 50%, we ceased to be a controlled company within the meaning of The Nasdaq Global Market rules and we will be required to comply with these provisions after the specified transition periods. These rules and regulations may increase our legal and financial compliance costs and make activities more time consuming and costly. We are currently evaluating these new rules, and cannot predict or estimate the amount of additional costs, if any, we may incur or the timing of such costs.
One of our directors may have conflicts of interest because he is also an officer of First Reserve Corporation. The resolution of these conflicts of interest may not be in our or our stockholders’ best interests.
     One of our directors, Joseph R. Edwards, is also an officer of First Reserve Corporation, which controls the general partner of First Reserve Fund VIII, our largest stockholder. Even though not constituting a majority of our board, this may create conflicts of interest because this director has responsibilities to First Reserve Fund VIII and its partners. His duties as an officer of First Reserve Corporation may conflict with his duties as our director regarding business dealings between First Reserve Corporation and us and other matters. The resolution of these conflicts may not always be in our or our stockholders’ best interests.
We renounced any interest in specified business opportunities, and First Reserve Fund VIII and its director designees on our board of directors generally will have no obligation to offer us those opportunities.
     First Reserve Fund VIII has investments in other oilfield service companies that compete with us, and private equity funds managed by First Reserve Corporation and its affiliates, other than T-3, may invest in other such companies in the future. We refer to First Reserve Corporation, its other affiliates and its portfolio companies as the First Reserve group. Our certificate of incorporation provides that, so long as First Reserve Fund VIII, First Reserve Corporation and their respective affiliates continue to own at least an aggregate of 20% of our common stock, we renounce any interest in specified business opportunities. Our certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the First Reserve group, including any individual who also serves as First Reserve Fund VIII’s director designee of our company:
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
     We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Additionally, our senior credit facility restricts the payment of dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We operated 17 manufacturing facilities as of December 31, 2006. Our facilities range in size from 3,000 square feet to approximately 189,000 square feet of manufacturing and related space, or an aggregate of approximately 488,000 square feet. Of this total, 363,000 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2016.

	Size
Manufacturing Facility	(Square Feet)	Leased/Owned

Buffalo, Texas	10,200	Leased

Casper, Wyoming	14,045	Leased

Houma, Louisiana—Main	39,200	Owned

Houma, Louisiana—Venture	61,000	Owned/Leased

Houston, Texas—Ardmore	189,000	Leased

Houston, Texas—Cypress	29,000	Owned

Indianapolis, Indiana	11,400	Leased

Jennings, Louisiana	25,000	Leased

Lafayette, Louisiana	9,250	Leased

Midland, Texas	4,800	Leased

Nisku, Alberta, Canada	33,000	Leased

Nisku, Alberta, Canada	13,000	Leased

Perryton, Texas	3,000	Leased

Robstown, Texas	10,000	Leased

Rock Springs, Wyoming	10,400	Leased

Shreveport, Louisiana	8,600	Leased

Tyler, Texas	16,900	Leased
     We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We invested approximately $5.4 million during 2006 on this expansion effort, which includes increasing our BOP manufacturing capacity from ten to

25 units per month by upgrading and expanding our machining capabilities at our existing facilities, along with our expansion into Buffalo and Tyler, Texas, Casper, Wyoming and Indianapolis, Indiana by opening four facilities during 2006. We expect to invest up to $9.7 million in 2007 to expand capacity by:
•	expanding our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	opening additional facilities for our wellhead product line;

•	opening additional facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
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
     In addition, in December 2001, a lawsuit was filed against us in the 14th Judicial District Court of Calcasieu Parish, Louisiana as Aspect Energy LLC v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by United Wellhead Services, Inc. was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $5 million related to repairs and activities associated with the product failure and have also claimed unspecified damages with respect to certain expenses, loss of production and damage to the reservoir.
     We have tendered the defense of the above claims under our comprehensive general liability insurance policy and our umbrella policy. We do not believe that the outcome of these legal actions will have a material adverse effect on our business.
     In July 2003, a lawsuit was filed against us in the U.S. District Court, Eastern District of Louisiana as Chevron U.S.A. Inc. v. Aker Maritime, Inc. The lawsuit alleges that one of our wholly owned subsidiaries failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claim that the bolts failed and they had to replace all bolts at a cost of approximately $4 million. The complaint names the plaintiff’s contractor and seven of its suppliers and subcontractors (including our subsidiary) as the defendants and alleges negligence on the part of all defendants. We have filed our motion to dismiss the lawsuit, denying responsibility for the claim. We have also filed a cross claim against our supplier. Discovery is ongoing in this lawsuit, which is scheduled to be tried in June 2007. We do not believe that the outcome of this legal action will have a material adverse effect on our business.
     We have been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and similar state laws. Our involvement at this site is believed to have been minimal. Because it is early in the process, no determination of our actual liability can be made at this time. As such, we have not currently accrued for any future remediation costs related to this site. Based upon our involvement with this site, we do not expect that our share of remediation costs will have a material impact on our financial position, results of operations and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders in the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The Nasdaq Global Market under the symbol “TTES.” The following table sets forth, for each of the periods indicated, the high and low sale prices per share of our common stock on The Nasdaq Global Market:

	Price Range
	High	Low
2005
First Quarter	$10.34	$6.77
Second Quarter	$13.00	$6.62
Third Quarter	$18.43	$9.01
Fourth Quarter	$16.88	$8.90
2006
First Quarter	$16.00	$10.00
Second Quarter	$28.10	$15.35
Third Quarter	$22.93	$16.50
Fourth Quarter	$24.10	$18.34
     On March 9, 2007, 10,762,016 shares of our common stock were outstanding and there were approximately 123 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks. On March 9, 2007, the last closing sale price reported on The Nasdaq Global Market for our common stock was $19.83 per share.
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
Issuer Purchases of Equity Securities
     We made no repurchases of our common stock during the year ended December 31, 2006.

Item 6. Selected Financial Data
     The following selected consolidated financial data for each of the five years in the period ended December 31, 2006 has been derived from our audited annual consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except for per share amounts)
Operating Data:
Revenues	$163,145	$103,218	$67,428	$71,462	$65,097

Income from operations (1),(2),(3)	28,754	13,813	6,425	5,222	7,602

Income (loss) from continuing operations (1),(2),(3),(4),(5)	18,415	8,055	2,872	(2,248)	3,124

Income (loss) from discontinued operations, net of tax (6)	(323)	(3,542)	(1,353)	(26,031)	1,446

Net income (loss)	$18,092	$4,513	$1,519	$(28,279)	$4,570

Basic earnings (loss) per common share:
Continuing operations	$1.74	$0.76	$0.27	$(0.21)	$0.30
Discontinued operations	(0.03)	(0.33)	(0.13)	(2.46)	0.14

Net income (loss) per common share	$1.71	$0.43	$0.14	$(2.67)	$0.44

Diluted earnings (loss) per common share: (7)
Continuing operations	$1.68	$0.75	$0.27	$(0.21)	$0.30
Discontinued operations	(0.03)	(0.33)	(0.13)	(2.46)	0.14

Net income (loss) per common share	$1.65	$0.42	$0.14	$(2.67)	$0.44

Weighted average common shares outstanding:
Basic	10,613	10,582	10,582	10,582	10,346
Diluted (7)	10,934	10,670	10,585	10,582	10,347

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	162,643	140,788	142,341	145,537	186,599
Long-term debt, less current maturities	—	7,058	18,824	14,263	26,441

(1)	In 2006, we recorded a $0.4 million charge associated with the Form S-1 registration statement and subsequent amendments. The Form S-1 registration statement was converted into a Form S-3 registration statement in September 2006, which was used by First Reserve Fund VIII to sell 4.5 million shares of our common stock on November 30, 2006 in a series of block trades.

(2)	In 2005, we recorded a $0.6 million charge associated with the termination of a public offering.

(3)	In 2003, we recorded a $1.0 million charge to continuing operations for the impairment of goodwill related to our custom coatings business.

(4)	In 2003, we wrote-off a $3.5 million note receivable.

(5)	In 2003, we recorded a $0.3 million charge to other expense for repairs to a leased facility damaged by flooding.

(6)
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

(7)
For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, there were 5,325, 85,553, 451,945, 577,979 and 480,575 options, respectively, and 0, 332,862, 517,862, 517,862 and 3,489,079 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period does not exceed the target market price.

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
     In mid-year 2003, we hired a new president and chief executive officer, Gus D. Halas, commenced an in-depth evaluation of our businesses and adopted a plan to position us for future growth. As part of the plan, we hired new senior operating management, and undertook an initiative to improve our manufacturing and engineering capabilities.
     During October 2004, we acquired Oilco for approximately $10.4 million, through which we entered the Canadian market, acquired complementary pressure control products and expanded our product offerings to include elastomers.
     During July 2005, we entered into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V., or SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. This joint participation agreement will facilitate our expansion into Mexico, particularly for our pressure and flow control and wellhead product lines.
     In January 2006, we completed the purchase of KC Machine LLC, located in Rock Springs, Wyoming to continue to expand our pressure and flow control, wellhead and pipeline products and services to those customers located in the Rocky Mountain region. In addition, during the first quarter of 2006, we also expanded into the East Texas region by opening two facilities to provide wellhead and pipeline products, repairs and field services for companies whose operations are actively involved in the Cotton Valley, Barnett Shale and Austin Chalk fields.
     During the second quarter of 2006, we expanded into the Midwest region by opening a facility in Indianapolis, Indiana, and continued our expansion into the Rocky Mountain region by opening a facility in Casper, Wyoming.
     During the first quarter of 2007, we expanded into Arkansas by opening a facility to provide wellhead and pipeline products and repair and field services to oil and gas production and pipeline transmission companies whose operations are actively involved in the Fayetteville Shale in the Arkoma Basin. In addition, we entered into an agreement with Gefro Oilfield Services ASA to market our products and services and serve as an authorized repair center from its base in Stavanger, Norway.

Discontinued Operations and Reporting Segments
     We historically operated in three segments, which were pressure control, distribution and products. However, in a series of transactions described below between the first quarter of 2004 and October 2005, we sold substantially all of the assets of our products and distribution businesses.
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
     In October 2005, we sold our distribution business for approximately $8.8 million, which purchase price was subsequently reduced by $0.4 million pursuant to a post-closing adjustment.
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
     We have three product lines: pressure and flow control, wellhead and pipeline. Within each of those product lines, we sell original equipment products and also provide aftermarket parts and services. Original equipment products are those we manufacture or have manufactured for us by others who use our product designs. Aftermarket products and services include all remanufactured products and parts and repair and field services.
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
     Employee Productivity. We have increased employee training. Each of our facilities is provided a benchmark under which its employees are evaluated through a collection of practical examinations, written examinations, presentations and in-house training videos. As the collected information is evaluated, deficiencies are identified and corrective actions are taken.
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
Quality Management Systems
     All processes, employee certification programs, and inspection activities are managed through our Quality Management Systems (“QMS”). Our QMS is based on several industrial standards and is coupled with performance models to ensure continual monitoring and improvement of the program. Each of our facilities has a quality management team that is charged with assuring that day-to-day operations are conducted consistently and within the protocols outlined in the QMS. Operational steps are continually monitored and evaluated against customer and industrial requirements. To ensure that all QMS elements are operating as designed and to provide an additional level of support at each facility, we have assigned a quality director at each facility who monitors individual facility performance and helps manage critical operations.
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
Inventory Turnover Rates
     The cost of our material inventory represents a significant portion of our cost of revenue from our product lines. As a result, maintaining an optimum level of inventory at each of our facilities is an important factor in managing our operations. We continually monitor the inventory turnover rates for each of our product lines and adjust the frequency of inventory orders as appropriate to maintain the optimum level of inventory based on activity level for each product line.
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
     Revenue Recognition. Our products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. We record revenue at the time the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed in accordance with the related contract provisions. The amounts billed for shipping and handling costs are included in revenue and the related costs are included in costs of sales.
     Accounts Receivable. Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. Our receivables are exposed to concentrations of credit risk since substantially all of our business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries. We continually monitor collections and evaluate the financial strength of our customers but do not require collateral to support our domestic customer receivables. We may require collateral to support our international customer receivables. We provide an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable. We cannot assure you that we will continue to experience the same credit loss rates we have in the past or that our losses will not exceed the amount reserved.
     Inventory. We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory to write down the recorded cost of inventory to its estimated fair market value. This analysis is based primarily on the length of time the item has remained in inventory and management’s consideration of current and expected market conditions.
     Long-Lived Assets. We review our long-lived assets to determine whether any events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. We wrote off $0.2 million of long-lived assets during 2006. No significant impairments occurred for assets of continuing operations for the years ended December 31, 2005 and 2004.
     Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its carrying amount. The indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values. For the years ended December 31, 2006, 2005 and 2004, no impairment had occurred for goodwill and indefinite-lived intangibles of continuing operations.
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
     Income Taxes. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2006, 2005 and 2004 were 35.5%, 35.2% and 31.2%, respectively.
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
     As of December 31, 2006, we had gross deferred tax assets of $7.7 million offset by a valuation allowance of $4.0 million.
     Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic method, no stock-based employee compensation cost was recognized in the consolidated statement of operations for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognized $1.9 million of employee stock-based compensation expense related to stock options and restricted stock during the year ended December 31, 2006.
New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. Upon adoption, we estimate that a cumulative effect adjustment of between $0.8 and $1.5 million will be charged to retained earnings, which is subject to revision as we complete our analysis.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have any impact on our consolidated financial position, results of operations and cash flows.

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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
March 31, 2005	$49.73	$6.47	1,279	521	876
June 30, 2005	$53.05	$6.95	1,336	241	916
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     We believe our outlook for 2007 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog, especially for our pressure and flow control product line, continues to increase. Assuming commodity prices remain at current levels or increase, we expect that the continued high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will continue to increase our backlog.
     During 2007, we expect that our increased manufacturing capacity gained through our facility expansions will have a positive effect on our revenues. Additionally, we plan to continue to increase our manufacturing capacity through facility expansions and operational improvements, through selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue to improve our already rapid response time to customer demands and enable us to continue to build market share.
     Looking into 2007 and assuming commodity prices remain at current levels or increase, we expect average rig activity to remain at high levels, and we expect our original equipment products sales to be higher than our 2006 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. However, we cannot assure you that commodity prices will remain at high levels and our results will also be dependent on the pace and level of activities in the markets that we serve.
Results of Operations
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Revenues. Revenues increased $59.9 million, or 58.1%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. As a result, backlog for our pressure and flow control and pipeline product lines has increased approximately 110% from $30.1 million at December 31, 2005 to $63.3 million at December 31, 2006. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 78% in the year ended December 31, 2006 as compared to the year ended December 31, 2005. In addition, our original equipment product revenues accounted for approximately 65% of total revenues during the year ended December 31, 2006, as compared to 57% of total revenues during the same period in 2005. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues. Our geographical expansions into East Texas, the Rocky Mountain and Midwest regions positively impacted our 2006 revenues. The KC Machine acquisition, which was completed in January 2006, accounted for $2.9 million, or 4.8%, of the total revenue increase.
     Cost of Revenues. Cost of revenues increased $36.7 million, or 55.4%, in the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 36.9% in the year ended December 31, 2006 compared to 35.8% in the year ended December 31, 2005. Gross profit margin was slightly higher in 2006 primarily due to improved 2006 pricing, manufacturing process improvements and increased sales of higher margin products and services. The period-to-period increase is also a result of down time during the year ended December 31, 2005, due to Hurricanes Katrina and Rita, which resulted in approximately $0.6 million of costs related to lost absorption, downtime payroll and minor property damages. These increases in gross profit are partially offset by higher self-insured medical costs, costs associated with the increase in our manufacturing capacity for our new products, initial costs associated with our expansion into East Texas, Casper and Indianapolis during the year ended December 31, 2006, and increased research and development costs. Additionally, while our backlog continues to increase, our 2006 gross profit margins were still being affected by our pre-2006 pricing, which has now worked itself out of backlog.
     Operating Expenses. Operating expenses increased $8.3 million, or 35.7%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. Operating expenses as a percentage of revenues were 19.2% in the year ended December 31, 2006 compared to 22.4% in the year ended December 31, 2005. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by employee stock-based compensation expense of $1.9 million during 2006, increased self-insured medical costs, general insurance costs, and increased engineering costs.
     Interest Expense. Interest expense for the year ended December 31, 2006 was $0.9 million compared to $1.5 million in the year ended December 31, 2005. The decrease was primarily attributable to lower debt levels during 2006.
     Other (Income) Expense, net. Other (income) expense, net increased $0.6 million for the year ended December 31, 2006 primarily due to insurance proceeds received related to a casualty loss at one of our facilities in August 2003, along with proceeds from contingency settlements.
     Income Taxes. Income tax expense for the year ended December 31, 2006 was $10.2 million as compared to $4.4 million in the year ended December 31, 2005. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 35.5% in the year ended December 31, 2006 compared to 35.2% in the year ended December 31, 2005. The higher rate in the 2006 period resulted primarily from the increase in our statutory tax rate from 34% to 35%, partially offset by the effect of non-deductible expenses such as the amortization of other intangible assets during 2005.
     Income from Continuing Operations. Income from continuing operations was $18.4 million in the year ended December 31, 2006 compared with $8.1 million in the year ended December 31, 2005 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the year ended December 31, 2006 was ($0.3) million as compared to ($3.5) million in the year ended December 31, 2005. The losses in 2006 and 2005 are primarily attributable to the losses on the sale of the distribution segment.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Revenues. Revenues increased $35.8 million, or 53.1%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. The Oilco acquisition, which was completed during the fourth quarter of 2004, accounted for 30.6% of this increase. The remaining increase was attributable to improved demand for our other products and services resulting from higher price levels for oil and natural gas and correspondingly higher levels of construction of drilling rigs that require the type of equipment we manufacture. We also believe that our original equipment products, together with the T-3 brand, gained market acceptance during this period, resulting in greater sales to customers that use our products both domestically and in international operations. For example, BOP and BOP control systems shipments increased 500% and 180%, respectively, in 2005 as compared to 2004.
     Cost of Revenues. Cost of revenues increased $21.2 million, or 46.9%, in the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 35.8% in the year ended December 31, 2005 compared to 33.1% in the year ended December 31, 2004. Gross profit margin was higher in 2005 primarily due to improved pricing, partially offset by down time caused by Hurricanes Katrina and Rita. Also, gross profit margins for 2004 were negatively impacted due to increased product modification and development expenses during 2004.
     Operating Expenses. Operating expenses increased $7.2 million, or 45.5%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. Operating expenses as a percentage of revenues were 22.4% in the year ended December 31, 2005 compared to 23.6% in the year ended December 31, 2004. This decrease in operating expenses as a percentage of revenues was due to operating expenses consisting primarily of fixed costs with a higher sales volume, partially offset by increased regulatory requirements costs, consulting costs, professional fees of $0.6 million related to a terminated public offering and down time caused by Hurricanes Katrina and Rita.
     Interest Expense. Interest expense was $1.5 million in the year ended December 31, 2005 compared to $2.3 million in the year ended December 31, 2004. The decrease was primarily attributable to the repayment of our subordinated term loan during May 2005.
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
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the year ended December 31, 2005 was ($3.5) million as compared to ($1.4) million in the year ended December 31, 2004. The increase in loss is primarily attributable to the loss on the sale of the distribution segment during 2005.
Liquidity and Capital Resources
     At December 31, 2006, we had working capital of $35.0 million, current maturities of long-term debt of $85,000, no long-term debt (net of current maturities) and stockholders’ equity of $130.2 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity (primarily to First Reserve Fund VIII, L.P., our largest stockholder), debt from sellers and cash flows from operations.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $19.0 million for the year ended December 31, 2006 compared to $4.0 million in 2005 and $5.6 million in 2004. The improved net cash provided by operating activities for 2006 as compared to 2005 was primarily due to profitable operations. The increase of $15.0 million for 2006 as compared to 2005 was also attributable to increased demand for our products, resulting in our customers showing a willingness to prepay for our products. The increases were partially offset by increases in our receivables and inventory due to increased sales and production activity in 2006. The decrease of $1.6 million for 2005 as compared to 2004 was primarily attributable to increases in our receivables and inventory due to increased sales and production activity in 2005. The increases were partially offset by our improved cash management system resulting in the deferral of payment of vendor invoices consistent with industry practice.
     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the years ended December 31, 2006, 2005 and 2004, we made capital expenditures of approximately $9.1 million, $2.5 million and $1.9 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in 2006 and $10.4 million in 2004 (see Note 2 to our consolidated financial statements). There were no acquisitions in 2005.
     Net Cash Used in Financing Activities. Sources of cash from financing activities include borrowings under our credit facilities and sales of equity securities. Principal uses of cash include payments on the senior credit facility and long-term debt. Financing activities used $6.0 million, $11.8 million and $6.4 million of net cash in the years ended December 31, 2006, 2005 and 2004, respectively. We made net borrowings on our senior credit facility of $7.0 million, $3.3 million and $3.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. We made principal payments on long-term debt of $15.0 million and $12.3 million in the years ended December 31, 2005 and 2004, respectively, with no such payments in 2006. We had proceeds from issuance of long-term debt of $3.0 million in 2004 and no such proceeds in 2006 or 2005. We had proceeds from the exercise of stock options of $0.7 million in the year ended December 31, 2006, with no such proceeds in 2005 and 2004.
     Net Cash Provided by (Used In) Discontinued Operations. For the years ended December 31, 2006, 2005, and 2004, net cash provided by (used in) discontinued operations was ($0.1) million, $10.6 million and $11.9 million, respectively. This consisted of operating cash flows of ($0.1) million, $1.8 million and $2.7 million and investing cash flows of $0, $8.8 million and $9.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. There were no financing cash flows. Cash was provided by discontinued operations in 2005 primarily due to our receipt of $8.8 million for the sale of the distribution segment. The purchase price was subsequently reduced by $0.4 million pursuant to a post-closing adjustment. Cash was provided by discontinued operations in 2004 primarily due to our receipt of $9.2 million for the sale of the products segment.
     Principal Debt Instruments. As of December 31, 2006, we had an aggregate of $85,000 borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of December 31, 2006, availability under our senior credit facility was $74.7 million.
     During May 2005, we received consents from our senior lenders to repay our $15 million subordinated term loan using advances made from our senior credit facility. Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. As of December 31, 2006, we had $85,000 borrowed under our senior credit facility. We intend to refinance our senior credit facility prior to its September 30, 2007 maturity date. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. We have the option to choose between prime and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At December 31, 2006, the swing line portion of our senior credit facility bore interest at 9.00%, with interest payable quarterly. There were no outstanding borrowings under the revolver portion of our senior credit facility at December 31, 2006. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 12.68% during 2006. The effective interest rate, excluding amortization of deferred loan costs, was 9.14% during 2006. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of December 31, 2006, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     On August 25, 2005, we amended our senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and ranges from the Canadian prime rate plus 0.75% to 2.00%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of December 31, 2006, the Canadian revolving credit facility did not have a balance.
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
     A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2006 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$85	$85	$—	$—	$—
Letters of credit	179	55	124	—	—
Operating leases	5,690	1,865	2,763	945	117

Total Contractual Obligations	$5,954	$2,005	$2,887	$945	$117

Related Parties
     We have transactions in the normal course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.
     We lease certain buildings under noncancelable operating leases from employees of the Company. Lease commitments under these leases are approximately $0.2 million for 2007. Rent expense to related parties was $0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Any future reportable transactions between related parties and us other than in the ordinary course of business will be reviewed and approved in advance by our Audit Committee.
Inflation
     Although we believe that inflation has not had any material effect on operating results, our business may be affected by inflation in the future.
Seasonality
     Severe weather and natural phenomena can temporarily affect the sale and performance of our products and services. We believe that our business is not subject to any significant seasonal factors, and we do not anticipate significant seasonality in the future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of December 31, 2006, our senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $85,000. A 1.0% increase in interest rates could result in a $1,000 increase in interest expense on the December 31, 2006 principal balance. As of December 31, 2006, our Canadian revolving credit facility did not have a principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 2% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $23,000 adjustment to our equity account for the year ended December 31, 2006 to reflect the net impact of the change in foreign currency exchange rate.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required hereunder are included in this report as set forth in the “Index to Consolidated Financial Statements” on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, or SEC, and that any material information relating to us is recorded, processed, summarized and reported to our management including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on those evaluations, the CEO and CFO have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
          There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements
See “Index to Consolidated Financial Statements” set forth on page F-1.
2.	Financial Statement Schedules
None.
3.	Exhibits
See the Exhibit Index appearing on page EX-1.
(b)	Exhibits
See Item 15(a)(3) above.
(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2007.

T-3 ENERGY SERVICES, INC.
By:	/s/ Michael T. Mino
Michael T. Mino (Chief Financial Officer
and Vice President)

Each person whose signature appears below hereby constitutes and appoints Gus D. Halas and Michael T. Mino and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorney-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2007.

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
James M. Tidwell

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
T-3 Energy Services, Inc.
           We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
          As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ Ernst & Young LLP
Houston, Texas
March 16, 2007

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,393	$1,162
Accounts receivable — trade, net	25,634	21,527
Inventories	27,227	18,268
Notes receivable, current portion	14	480
Deferred income taxes	2,208	1,731
Prepaids and other current assets	5,557	5,887

Total current assets	64,033	49,055

Property and equipment, net	24,639	18,652
Notes receivable, less current portion	325	327
Goodwill, net	70,569	69,607
Other intangible assets, net	2,510	2,325
Other assets	567	822

Total assets	$162,643	$140,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$14,453	$12,943
Accrued expenses and other	14,457	9,439
Current maturities of long-term debt	85	36

Total current liabilities	28,995	22,418

Long-term debt, less current maturities	—	7,058
Other long-term liabilities	34	82
Deferred income taxes	3,454	2,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 and 25,000,000 shares authorized at December 31, 2006 and 2005, respectively, no shares issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000 and 25,000,000 shares authorized at December 31, 2006 and 2005, respectively, 10,762,016 and 10,581,986 shares issued and outstanding at December 31, 2006 and 2005, respectively	11	11
Warrants, 327,862 and 332,862 issued and outstanding at December 31, 2006 and 2005, respectively	644	644
Additional paid-in capital	126,054	123,175
Retained earnings (deficit)	2,672	(15,420)
Accumulated other comprehensive income	779	802

Total stockholders’ equity	130,160	109,212

Total liabilities and stockholders’ equity	$162,643	$140,788

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues:
Products	$121,294	$65,635	$43,263
Services	41,851	37,583	24,165

	163,145	103,218	67,428

Cost of revenues:
Products	79,285	42,397	29,567
Services	23,734	23,887	15,548

	103,019	66,284	45,115

Gross profit	60,126	36,934	22,313

Operating expenses	31,372	23,121	15,888

Income from operations	28,754	13,813	6,425

Interest expense	903	1,491	2,319

Interest income	(109)	(83)	(205)

Other (income) expense, net	(612)	(16)	134

Income from continuing operations before provision for income taxes	28,572	12,421	4,177

Provision for income taxes	10,157	4,366	1,305

Income from continuing operations	18,415	8,055	2,872

Loss from discontinued operations, net of tax	(323)	(3,542)	(1,353)

Net income	$18,092	$4,513	$1,519

Basic earnings (loss) per common share:
Continuing operations	$1.74	$0.76	$0.27
Discontinued operations	(0.03)	(0.33)	(0.13)

Net income per common share	$1.71	$0.43	$0.14

Diluted earnings (loss) per common share:
Continuing operations	$1.68	$0.75	$0.27
Discontinued operations	(0.03)	(0.33)	(0.13)

Net income per common share	$1.65	$0.42	$0.14

Weighted average common shares outstanding:
Basic	10,613	10,582	10,582

Diluted	10,934	10,670	10,585

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$18,092	$4,513	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	323	3,542	1,353
Bad debt expense	112	66	95
Depreciation and amortization	3,520	3,183	2,517
Amortization of deferred loan costs	261	299	675
Write-off of deferred loan costs	—	370	181
Loss on sale of assets	24	34	153
Deferred taxes	1,471	(302)	(88)
Employee stock-based compensation expense	1,893	—	—
Amortization of stock compensation	1	4	8
Excess tax benefits from stock-based compensation	(328)	—	—
Write-off of other intangible assets, net	—	—	150
Write-off of property and equipment, net	156	—	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	(4,201)	(8,271)	203
Inventories	(8,958)	(6,356)	(2,315)
Prepaids and other current assets	315	(2,609)	1,035
Other assets	(40)	(52)	(39)
Accounts payable — trade	1,353	6,440	842
Accrued expenses and other	5,005	3,129	(834)
Assets held for sale, net	—	—	119

Net cash provided by operating activities	18,999	3,990	5,574

Cash flows from investing activities:
Purchases of property and equipment	(9,055)	(2,523)	(1,929)
Proceeds from sales of property and equipment	223	59	1,031
Cash paid for acquisitions, net of cash acquired	(2,248)	—	(10,442)
Collections on notes receivable	468	718	307

Net cash used in investing activities	(10,612)	(1,746)	(11,033)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	3,000
Net borrowings (repayments) under revolving credit facility	(6,973)	3,270	3,788
Payments on long-term debt	(36)	(15,044)	(12,276)
Debt financing costs	—	—	(926)
Proceeds from exercise of stock options	657	—	—
Excess tax benefits from stock-based compensation	328	—	—

Net cash used in financing activities	(6,024)	(11,774)	(6,414)

Effect of exchange rate changes on cash and cash equivalents	(40)	23	(41)

Cash flows of discontinued operations:
Operating cash flows	(92)	1,777	2,668
Investing cash flows	—	8,797	9,222
Financing cash flows	—	—	—

Net cash provided by (used in) discontinued operations	(92)	10,574	11,890

Net decrease in restricted cash	—	—	102

Net increase in cash and cash equivalents	2,231	1,067	78
Cash and cash equivalents, beginning of year	1,162	95	17

Cash and cash equivalents, end of year	$3,393	$1,162	$95

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2006, 2005 and 2004
(in thousands)

							Accumulated
					Additional	Retained	Other	Total
	Common Stock		Warrants		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Warrants	Amount	Capital	(Deficit)	Income	Equity

Balance, December 31, 2003	10,582	11	518	853	122,954	(21,452)	—	102,366

Comprehensive income:

Net income	—	—	—	—	—	1,519	—	1,519
Foreign currency translation adjustment	—	—	—	—	—	—	423	423

Comprehensive income	—	—	—	—	—	1,519	423	1,942
Amortization of stock compensation	—	—	—	—	8	—	—	8

Balance, December 31, 2004	10,582	11	518	853	122,962	(19,933)	423	104,316

Comprehensive income:
Net income	—	—	—	—	—	4,513	—	4,513
Foreign currency translation adjustment	—	—	—	—	—	—	379	379

Comprehensive income	—	—	—	—	—	4,513	379	4,892

Expiration of warrants	—	—	(185)	(209)	209	—	—	—
Amortization of stock compensation	—	—	—	—	4	—	—	4

Balance, December 31, 2005	10,582	$11	333	$644	$123,175	$(15,420)	$802	$109,212

Comprehensive income:
Net income	—	—	—	—	—	18,092	—	18,092
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)

Comprehensive income	—	—	—	—	—	18,092	(23)	18,069

Expiration of warrants	—	—	(5)	—	—	—	—	—

Issuance of restricted stock	100	—	—	—	—	—	—	—

Issuance of stock from exercise of stock options	80	—	—	—	657	—	—	657
Tax benefit from exercise of stock options	—	—	—	—	328	—	—	328
Employee stock-based compensation	—	—	—	—	1,893	—	—	1,893
Amortization of stock compensation	—	—	—	—	1	—	—	1

Balance, December 31, 2006	10,762	$11	328	$644	$126,054	$2,672	$779	$130,160

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
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006 and 2005, there were no cash equivalents.
Fair Value of Financial Instruments
     The carrying amounts of cash, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses and other approximate their respective fair values because of the short maturities of those instruments.
     Long term notes receivable, including current portion, are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying amounts of these notes receivable closely approximate their fair values.
Accounts Receivable
     Accounts receivable are stated at the historical carrying amount, net of write-offs and the allowance for doubtful accounts. The Company’s receivables are exposed to concentrations of credit risk since substantially all of its business is conducted with companies in the oil and gas, petrochemical, chemical and petroleum refining industries in the Gulf Coast, Rocky Mountain and Midwest regions and Canada. The Company continually monitors collections and evaluates the financial strength of its customers but does not require collateral to support its domestic customer receivables. The Company may require collateral to support its international customer receivables. The Company provides an allowance for doubtful accounts for potential collection issues in addition to reserves for specific accounts receivable where collection is no longer probable, as presented in the table below (dollars in thousands):

	December 31,	December 31,	December 31,
	2006	2005	2004

Balance at beginning of year	$257	$215	$326
Charged to expense	112	66	95
Write-offs	(75)	(24)	(206)

Balance at end of year	$294	$257	$215

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
     Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method is used to determine the cost of substantially all of the inventories. Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Raw materials	$4,547	$4,420
Work in process	11,826	6,891
Finished goods and component parts	10,854	6,957

	$27,227	$18,268

     The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. During 2006, 2005 and 2004, the Company recorded $721,000, $636,000 and $307,000, respectively, in charges to earnings to write down the recorded cost of inventory to its estimated fair market value.
Prepaids and Other Current Assets
     Prepaids and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Income tax deposits	$2,096	$3,469
Prepaid insurance	2,316	1,640
Other current assets	1,145	778

	$5,557	$5,887

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
Long-Lived Assets
     Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets include property, plant and equipment and definite-lived intangibles. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in the Company’s budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and the Company recognizes a loss for the difference between the carrying amount and the estimated fair value

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with the Company’s weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. The Company wrote off $0.2 million of long-lived assets during 2006. This write-off is included in Operating Expenses on the Consolidated Statement of Operation for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, no significant impairment had occurred for assets of continuing operations.
Goodwill and Indefinite-Lived Intangibles
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. The Company’s annual tests of impairment of goodwill and indefinite life intangibles are performed as of December 31. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values. For the years ended December 31, 2006, 2005 and 2004, no impairment had occurred for goodwill and indefinite-lived intangibles of continuing operations.
Other Intangible Assets
     Other intangible assets include non-compete agreements, customer lists, patents and other similar items. Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Customer lists were acquired as part of the acquisitions of Oilco and KC Machine and were recorded based upon their fair market value at the acquisition dates. Customer lists are amortized over five years.
Deferred Loan Costs
     Deferred loan costs were incurred in connection with the arrangement of the Company’s amended and restated senior credit facility and subordinated term loan and the previous credit agreement (see Note 8). Net deferred loan costs of $0.2 million and $0.5 million are included in Other Assets on the December 31, 2006 and 2005 balance sheets, respectively. Deferred loan costs are amortized over the terms of the applicable loan agreements, which range from three to four years. Accumulated amortization was $3.7 million and $3.4 million at December 31, 2006 and 2005, respectively. Amortization of deferred loan costs for the years ended December 31, 2006, 2005 and 2004, which is classified as interest expense, was $0.3 million, $0.3 million and $0.7 million, respectively. Accumulated amortization and interest expense also included the write-off of deferred loan costs of $0.4 million and $0.2 million for the years ended December 31, 2005 and 2004. These write-offs of deferred loan costs relate to the Company repaying its subordinated term loan during May 2005 and Wells Fargo term loan during February 2004.
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

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have in the past been subject to wide fluctuation. Changes in coverage, insurance markets and the industry may result in increases in the Company’s cost and higher deductibles and retentions.
Income Taxes
     The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The effective tax rates for 2006, 2005 and 2004 were 35.5%, 35.2% and 31.2%, respectively. The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that it provides during any given year.
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
     As of December 31, 2006, the Company had gross deferred tax assets of $7.7 million offset by a valuation allowance of $4.0 million. As of December 31, 2005, the Company had gross deferred tax assets of $8.4 million offset by a valuation allowance of $4.6 million. In 2006, we recorded a net reduction of $0.6 million to our valuation allowance. This reduction is primarily the result of the utilization of $0.3 million of net operating loss carryforwards.
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

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
     The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed in accordance with the related contract provisions. The amounts billed for shipping and handling costs are included in revenue and the related costs are included in costs of sales.
Foreign Currency Translation
     The functional currency for the Company’s Canadian operations is the Canadian dollar. Results of operations for the Canadian operations are translated using average exchange rates during the period. Assets and liabilities of the Canadian operations are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. Currency transaction gains and losses are reflected in the Company’s results of operations during the period incurred.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic method, no stock-based employee compensation cost was recognized in the consolidated statements of operations for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the transition method, compensation cost recognized in 2006 includes: (a) compensation cost for share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
Cash Flows
     Supplemental disclosures of cash flow information is presented in the following table (dollars in thousands):

	Year ended December 31,
	2006	2005	2004

Cash paid (received) during the period for:
Interest	$588	$1,511	$1,187
Income taxes	7,236	2,950	(375)

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Newly Issued Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. Upon adoption, management estimates that a cumulative effect adjustment of between $0.8 and $1.5 million will be charged to retained earnings, which is subject to revision as management completes its analysis.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Management does not believe the adoption of SFAS No. 157 will have any impact on its consolidated financial position, results of operations and cash flows.
2. BUSINESS COMBINATIONS AND DISPOSITIONS:
Business Combinations
     On January 12, 2006, the Company completed the purchase of KC Machine LLC for approximately $2.5 million. KC Machine is located in Rock Springs, Wyoming and is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. The acquisition of KC Machine continues the Company’s expansion of its pressure and flow control, wellhead and pipeline products and services to customers located in the Rocky Mountain region. The acquisition was funded from the Company’s working capital and the use of its senior credit facility.
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
     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying consolidated financial statements since the date of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The balances included in the consolidated balance sheet at

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 related to the KC Machine acquisition are final. No material changes to the preliminary allocations were made during 2006. These acquisitions were not material to the Company’s consolidated financial statements, and therefore pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Fair value of tangible and intangible assets, net of cash acquired	$1,327	$—	$6,740
Goodwill recorded	1,309	—	5,109
Total liabilities assumed	(388)	—	(1,407)
Common stock issued	—	—	—

Cash paid for acquisitions, net of cash acquired	$2,248	$—	$10,442

Dispositions
     During 2004, the Company decided to sell substantially all of the remaining assets within it’s products segment, except for certain assets related to the Company’s custom coatings business. This resulted in a $0.1 million charge to other intangible assets and a $1.6 million charge to tangible assets during the second quarter of 2004. A portion of these products segment assets were sold during May and June 2004 for $1.0 million and $0.4 million, respectively. The assets sold comprised substantially all of the assets of one of the two operating divisions of Moores Pump & Services, Inc., known as “Moores Machine Shop” and TPS Total Power Systems, Inc. (“TPS”). Moores Machine Shop was primarily engaged in the manufacture and production of downhole and completion products and equipment. TPS distributed new electric motors; provided complete rewinding, repair and rebuilding for used AC/DC electric motors and generators; and repaired and manufactured used flood pumps and waste disposal pumps for governmental entities in Louisiana and Texas. The remaining assets of Moores Pump & Services, Inc. (“Moores Pump”) were sold during the third quarter of 2004 for $0.6 million. Moores Pump was a pump distribution and remanufacturing business. These assets constituted businesses and were classified as discontinued operations. Accordingly, the results of operations of Moores Machine Shop, TPS, and Moores Pump for the periods presented have been reported as discontinued operations.
     During the second quarter of 2004, the Company also decided to also sell certain assets within its pressure control segment. Thus, at June 30, 2004, pressure control goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This resulted in a goodwill impairment charge of $0.3 million during the second quarter of 2004. In addition to the goodwill impairment charge, the Company recorded a $0.1 million charge to other intangible assets and a $0.8 million charge to tangible assets related to the pressure control disposition. The assets of Control Products of Louisiana, Inc. (“CPL”) were sold during the third quarter of 2004 for $0.5 million. CPL primarily repaired and manufactured control valves and related equipment. These assets constituted a business and were classified as discontinued operations. Accordingly, the results of operations of CPL for the periods presented have been reported as discontinued operations.
     During the fourth quarter of 2005, the Company, along with its wholly-owned subsidiary, A&B Bolt & Supply, Inc. (“A&B”), sold substantially all the assets of its distribution segment operated by A&B, for a purchase price of $8.8 million, which was subsequently reduced by $0.4 million pursuant to a post-closing adjustment. A&B distributed products and supplies to the oil, gas and pipeline industries, including valves, pipe, fittings, fasteners and flanges. The Company recorded a pre-tax loss of $3.6 million during the year ended December 31, 2005 for the sale of its distribution segment. This loss includes a goodwill impairment charge of $2.8 million and a long-lived asset impairment charge of $0.8 million. These assets constituted a business and were classified as discontinued operations. Accordingly, the results of operations of A&B for the periods presented have been reported as discontinued operations.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the disposition of the distribution segment, the Company reviewed its presentation of segment information and concluded that it has one reporting segment, pressure control. This segment classification is based on aggregation criteria defined in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Accordingly, all historical segment results reflect the remaining operating structure. Management now evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. Accordingly, the Company re-evaluated its reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” based upon these three operating segments. Due to this re-evaluation of reporting units, the Company assessed the realizability of its recorded goodwill in accordance with SFAS No. 142 at September 30, 2005. Goodwill was allocated based on the relative fair values of the three reporting units and then assessed for impairment. The 2006 calculation was prepared on a consistent basis. Management’s analysis indicated that goodwill was not impaired as the fair value of its reporting units was greater than the carrying value for both 2005 and 2006.
Operating results of discontinued operations are as follows (dollars in thousands):

	2006	2005	2004

Revenues	$—	$29,231	$51,942

Costs of revenues	9	22,893	40,480

Gross profit	(9)	6,338	11,462

Impairment charges	—	3,569	2,900
Operating expenses	480	7,661	9,801

Operating loss	(489)	(4,892)	(1,239)

Interest expense	—	379	144
Other (income) expense	67	—	123

Loss before benefit for income taxes	(556)	(5,271)	(1,506)

Benefit for income taxes	(233)	(1,729)	(153)

Loss from discontinued operations	$(323)	$(3,542)	$(1,353)

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
     During the second quarter of 2004, the Company also sold certain assets of the spray weld division of O&M Equipment, L.P. for cash of $0.3 million. These assets did not constitute a business; however, they did qualify as assets held for sale. The disposition of these assets resulted in a loss on sale of $50,000, which included a $150,000 write-off of other intangible assets. The results of operations are classified in income from continuing operations for 2004.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. PROPERTY AND EQUIPMENT:
     A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2006	2005

Land	—	$570	$570
Buildings and improvements	3-40 years	7,741	6,723
Machinery and equipment	3-15 years	21,164	15,093
Vehicles	5-10 years	730	779
Furniture and fixtures	3-10 years	803	707
Computer equipment	3-7 years	4,266	4,411
Construction in progress	—	774	164

		36,048	28,447
Less — Accumulated depreciation		(11,409)	(9,795)

Property and equipment, net		$24,639	$18,652

     Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $2,985,000, $2,492,000 and $2,270,000, respectively. Included in computer equipment costs are capitalized computer software development costs of $1,180,000 and $1,059,000 at December 31, 2006 and 2005. Depreciation expense related to capitalized computer software development costs was $160,000, $139,000 and $119,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     As discussed in Note 2, goodwill impairments related to discontinued operations were $2.8 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. There were no goodwill impairments related to continuing operations for 2006, 2005 and 2004.
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

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
units, the Company assessed the realizability of its recorded goodwill in accordance with SFAS No. 142 at September 30, 2005. Goodwill was allocated based on the relative fair values of the three reporting units and then assessed for impairment. Management’s analysis indicated that goodwill was not impaired as the fair value of its reporting units was greater than the carrying value.
     At December 31, 2006, the Company completed the annual impairment tests required by SFAS No. 142. Its calculations indicated the fair value of each reporting unit exceeded its carrying amount and, accordingly, goodwill and indefinite life intangibles were not impaired. The fair values of the Company’s reporting units were determined based on the reporting units’ projected discounted cash flow and publicly traded company multiples and acquisition multiples of comparable businesses. Certain estimates and judgments are required in the fair value calculations. The Company has determined no impairment exists; however, if for any reason the fair value of its goodwill or indefinite life intangible assets declines below the carrying value in the future, the Company may incur charges for the impairment. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.
     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance, December 31, 2004	$68,393
Adjustments	1,214

Balance, December 31, 2005	$69,607
Acquisition of KC Machine	1,370
Adjustments	(408)

Balance, December 31, 2006	$70,569

     During 2006, the Company increased goodwill by $962,000. This increase was primarily related to $1,370,000 of goodwill recorded as part of the KC Machine acquisition, partially offset by a decrease of $408,000 relating to tax adjustments made during the year. During 2005, the Company increased goodwill by $1,214,000 primarily related to the recognition of deferred tax liabilities of $757,000 in connection with the acquisition of Oilco. Goodwill was also increased for a $565,000 reclassification of excess purchase price from other intangibles to goodwill related to the Company completing its purchase price allocation for Oilco. These increases were partially offset by a goodwill decrease related to the utilization of deferred tax assets previously identified and reserved through purchase accounting.
5. OTHER INTANGIBLE ASSETS:
     Other intangible assets include non-compete agreements, customer lists, patents and other similar items, as described below (in thousands):

	December 31,	December 31,
	2006	2005

Covenants not to compete	$5,033	$4,669
Customer lists	1,123	812
Other intangible assets	284	239

	6,440	5,720
Less: Accumulated amortization	(3,930)	(3,395)

	$2,510	$2,325

     Covenants not to compete are amortized upon commencement of the non-compete period over the terms of the agreements, which range from one to five years. Accumulated amortization was $3,401,000 and $3,098,000 at December 31, 2006 and 2005, respectively. Amortization expense for covenants not to compete was $303,000, $523,000, and $141,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Customer lists were acquired as part of the acquisitions of Oilco and KC Machine and were recorded based upon their fair market value at the acquisition dates. Customer lists are amortized over five years. Accumulated amortization was $434,000 and $214,000 at December 31, 2006 and 2005, respectively. Amortization expense was $222,000, $166,000 and $36,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The following table summarizes estimated aggregate amortization expense for other intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Year ending December 31—
2007	$518
2008	518
2009	405
2010	64
2011	1
     Excluded from the above amortization expense is $1.0 million of covenants not to compete and patents for which the amortization period has not yet begun.
6. NOTES RECEIVABLE:
     Notes receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

8.00% subordinated promissory note receivable with an effective rate of 12%, in the original face amount of $350,000, net of a $25,000 discount at December 31, 2006 and 2005, due in monthly installments of $7,100 through January 2007	$291	$291

Subordinated promissory note receivable with interest at the greater of 8.00% or LIBOR + 5.5%, in the original face amount of $1,500,000, due in installments of $550,000 in March 2005, $200,000 in June 2005 with a final payment in December 2005 of all outstanding principal and interest	—	430

Other notes receivable, unsecured	48	86

	339	807
Less — Current portion	(14)	(480)

	$325	$327

     The remaining outstanding principal of $291,000 on the subordinated promissory note is due in January 2007. Management is currently in discussions with the payor to collect the final principal and interest payments and believes that the remaining balance will be collected. Management has classified this balance as noncurrent as of December 31, 2006, as it believes that the payments will not be collected in the next twelve months due to the note being subordinate to the payor’s senior debt.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. ACCRUED LIABILITIES:
     Accrued liabilities consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Accrued payroll and related benefits	$3,968	$3,039

Accrued medical costs	620	672

Accrued taxes	1,728	1,786

Customer deposits/unearned revenue	6,221	1,642

Other accrued liabilities	1,920	2,300

	$14,457	$9,439

8. LONG-TERM DEBT:
     Long-term debt from financial institutions consists of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Wells Fargo revolver	$—	$5,000
Wells Fargo swing line	85	2,058
Equipment loans and other	—	36

Total	85	7,094
Less — Current maturities of long-term debt	(85)	(36)

Long-term debt	$—	$7,058

     On September 30, 2004, the Company amended and restated its senior credit facility and subordinated term loan. The amended and restated senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. The Company intends to refinance its senior credit facility prior to its September 30, 2007 maturity date. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. As of December 31, 2006, as a result of the lesser of the leverage ratio covenant and the senior leverage ratio covenant, as defined in the credit agreement for the senior credit facility, the Company’s availability under its senior credit facility was $74.7 million. The Company intends to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. The Company has the option to choose between prime and LIBOR when borrowing under the revolver portion of its senior credit facility, whereas any borrowings under the swing line portion of its senior credit facility are made using prime. At December 31, 2006, the swing line portion of the Company’s senior credit facility bore interest at 9.00%, with interest payable quarterly. There were no outstanding borrowings under the revolver portion of the Company’s senior credit facility at December 31, 2006. The senior credit facility’s effective interest rate, including amortization of loan costs, for the year ended December 31, 2006 was 12.7%. The effective interest rate, excluding amortization of deferred loan costs, was 9.1% during 2006. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of December 31, 2006, the Company was in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of the

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s assets.
     During May 2005, the Company received consents from its senior lenders to repay the Company’s $15 million amended and restated subordinated term loan using advances made from its senior credit facility. This debt extinguishment resulted in a write-off of deferred loan costs of approximately $0.4 million and such costs were classified as interest expense in the Company’s 2005 results of operations.
     During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by the Company’s leverage ratio and ranges from the Canadian prime rate plus 0.75% to 2.00%. T-3 Oilco Energy Services Partnership, the Company’s Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by the Company and all of its material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of December 31, 2006, the Canadian revolving credit facility did not have a balance.
     On April 27, 2006, we entered into an amendment to our senior credit facility increasing the amount of capital expenditures that we may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance.
     The aggregate maturities of long-term debt during the five years subsequent to December 31, 2006, are as follows (dollars in thousands):

Year ending December 31 —
2007	$85
2008	—
2009	—
2010	—
2011	—
Thereafter	—

$85

9. EARNINGS PER SHARE:
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2006, 2005 and 2004, as follows (in thousands except per share data):

	2006	2005	2004
Numerator:
Income from continuing operations	$18,415	$8,055	$2,872
Loss from discontinued operations	(323)	(3,542)	(1,353)

Net income	$18,092	$4,513	$1,519

Denominator:
Weighted average common shares outstanding — basic	10,613	10,582	10,582
Shares for dilutive stock options, restricted stock and warrants	321	88	3

Weighted average common shares outstanding — diluted	10,934	10,670	10,585

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings (loss) per common share:
Continuing operations	$1.74	$0.76	$0.27
Discontinued operations	(0.03)	(0.33)	(0.13)

Net income per common share	$1.71	$0.43	$0.14

Diluted earnings (loss) per common share:
Continuing operations	$1.68	$0.75	$0.27
Discontinued operations	(0.03)	(0.33)	(0.13)

Net income per common share	$1.65	$0.42	$0.14

     For 2006, 2005 and 2004, there were 5,325, 85,553, and 451,945 options, respectively, and 0, 332,862 and 517,862 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period does not exceed the target market price.
10. INCOME TAXES:
     The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2006	2005	2004
Federal —
Current	$7,546	$4,220	$1,274
Deferred	1,184	(86)	(41)

State —
Current	1,067	372	119
Deferred	100	(11)	(47)

Foreign —
Current	73	76	—
Deferred	187	(205)	—

Provision for income taxes from continuing operations	$10,157	$4,366	$1,305

Benefit for income taxes from discontinued operations	$(233)	$(1,729)	$(153)

     A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

	2006	2005	2004
Income tax expense at the statutory federal rate	$10,000	$4,223	$1,420
Increase (decrease) resulting from -
Nondeductible expenses	177	203	186
State income taxes, net of federal benefit	719	261	47
Change in valuation allowance	(133)	(275)	(465)
Change in tax contingencies	(420)	—	—
Section 199 deduction	(155)	(78)	—
Change in statutory tax rates	80	—	—
Other	(111)	32	117

	$10,157	$4,366	$1,305

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The components of deferred taxes as of December 31 are as follows (dollars in thousands):

	2006	2005
Deferred income tax assets —
Net operating loss carryforwards	$4,633	4,843
Accrued expenses	800	925
Inventories	1,277	1,154
Allowance for doubtful accounts	298	210
Writeoff of note receivable	69	1,254
Stock-based compensation	643	—
Other	—	5

	7,720	8,391
Valuation allowance	(3,973)	(4,611)

Total deferred income tax assets	3,747	3,780

Deferred income tax liabilities —
Property and equipment	(2,998)	(2,803)
Intangible assets	(680)	(525)
Prepaid expenses	(810)	(558)
Other	(505)	(181)

Total deferred income tax liabilities	(4,993)	(4,067)

Net deferred income tax asset (liability)	$(1,246)	$(287)

     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards of approximately $13.0 million for federal income tax purposes that expire beginning in 2019 and are subject to annual limitations under Section 382 of the Internal Revenue Code. At December 31, 2006, the Company had NOL carryforwards of approximately $2.2 million for state income tax purposes that expire from 2007 through 2010. In 2006, the Company recorded a net reduction of $210,000 to its net operating loss carryforwards. The change in net operating loss carryforwards is primarily a $349,000 reduction, including federal NOLs of $330,000 and state NOLs of $19,000 that can be utilized in 2006. This reduction is partially offset by an increase of $139,000 related to the change in statutory tax rate from 34% to 35%. In 2006, the Company recorded a net reduction of $638,000 to its valuation allowance. This reduction primarily consists of a $645,000 reduction of valuation allowance against goodwill as it was originally established through purchase accounting and a $89,000 reduction to recognize a Federal deferred tax asset to the extent of Federal net deferred tax liabilities. This reduction is partially offset by an increase of $139,000 related to the change in statutory tax rates from 34% to 35%. In 2005, the Company recorded a net reduction of $1,507,000 to its valuation allowance, of which $1,286,000 reduced goodwill as it was originally established through purchase accounting. The change in net operating loss carryforwards is principally a $1,045,000 reduction of net operating loss carryforwards, that were previously established through purchase accounting, but which are expected to expire unused due to the statutory limitations on the use of the acquired NOLs, and $399,000 of net operating loss carryforwards, including federal of $321,000 and state and foreign NOLs of $78,000 that can be utilized in 2005.
     The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year. The Company’s income from continuing operations before provision for income taxes is comprised of

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$27.8 million domestic income and $0.8 million foreign income for the year ended December 31, 2006.
     At December 31, 2006, the Company had $987,000 in goodwill, net of accumulated amortization, that will be tax deductible in future periods.
11. RELATED-PARTY TRANSACTIONS:
     The Company has transactions in the normal course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.
     The Company leases certain buildings under noncancelable operating leases from employees of the Company. Lease commitments under these leases are approximately $0.2 million for 2007. Rent expense to related parties was $0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
12. COMMITMENTS AND CONTINGENCIES:
Lease Commitments
     The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2006, 2005 and 2004 were $1,929,000, $1,532,000 and $1,251,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income, are as follows (dollars in thousands):

Year ending December 31 —
2007	$1,865
2008	1,634
2009	1,129
2010	686
2011	259
Thereafter	117

Total minimum lease payments	$5,690
Less: minimum sublease income	(370)

Net minimum lease payments	$5,320

     In connection with the purchase accounting for the merger with IHI, the Company engaged a lease broker to determine the fair market rental rate of leases of comparable lease space. As a result of this engagement, it was determined that at the date of the merger, the contract rental rates associated with two of these leases exceeded the then fair market rental rate. Accordingly, the Company recorded a reserve based on this excess that is amortized over their lease terms. The reserve recorded for one of these leases has been fully amortized as of December 31, 2006 and 2005. The remaining reserve will be amortized over its remaining lease term of 2 years. The reserve balance was $76,000 and $124,000 at December 31, 2006 and 2005, respectively.
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

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company has tendered the defense of the above claims under its comprehensive general liability insurance policy and its umbrella policy. Management does not believe that the outcomes of such legal actions involving the Company will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. T-3 has been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and similar state laws. The Company’s involvement at this site is believed to have been minimal. Because it is early in the process, no determination of the Company’s actual liability can be made at this time. As such, management has not currently accrued for any future remediation costs related to this site. Based upon the Company’s involvement with this site, management does not expect that its share of remediation costs will have a material impact on its financial position, results of operations and cash flows.
     At December 31, 2006, the Company had no significant letters of credit outstanding.
13. STOCKHOLDERS’ EQUITY:
Authorized Shares
     At the 2006 Annual Meeting of Stockholders held on June 1, 2006, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to decrease the number of authorized shares of preferred stock from 25,000,000 to 5,000,000 and of common stock from 25,000,000 to 20,000,000. At December 31, 2006, the Company’s authorized capital stock consisted of 20,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share.
Common Stock
     The Company issued 180,030 shares of common stock during the year ended December 31, 2006 as a result of 100,000 shares of restricted stock granted to Gus D. Halas and 80,030 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants to acquire common stock
     During the year ended December 31, 2006, warrants to acquire 5,000 shares of the Company’s common stock expired unexercised. The following table sets forth the 327,862 outstanding warrants to acquire 327,862 shares of common stock as of December 31, 2006:

Number of
common shares
Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 stockholders in connection with the merger with IHI, currently exercisable, expiring on December 17, 2011	327,862
     In connection with the merger with IHI, the Company valued the warrants using a Black-Scholes option-pricing model.
Additional Paid-In Capital
     During the year ended December 31, 2006, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
14. EMPLOYEE BENEFIT PLANS:
Stock Option Plans
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
T-3 Energy Services, Inc. 2002 Stock Incentive Plan
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of December 31, 2006, the Company had 1,819,970 shares reserved for issuance in connection with the Plan.
     Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB 25 and related interpretations. No stock-based employee compensation cost was recognized in the consolidated statement of operations for the years ended December 31, 2005 and 2004, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized $1,893,000 of employee stock-based compensation expense related to stock options and restricted stock during the year ended December 31, 2006. The related income tax benefit recognized during the year ended December 31, 2006 was $663,000.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and income from continuing operations were $948,000 and $616,000 lower, respectively, for the year ended December 31, 2006, than if it had continued to account for share-based compensation related to stock options under APB 25. The impact of adopting SFAS 123R on both basic and diluted earnings per share was a reduction of $0.06 for the year ended December 31, 2006.
     The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee plans for the periods prior to January 1, 2006 (dollars in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Net income, as reported	$4,513	$1,519
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	318	(130)

Net income, as adjusted	$4,831	$1,389

Basic EPS:
As reported	$0.43	$.14
As adjusted	$0.46	$.13

Diluted EPS:
As reported	$0.42	$.14
As adjusted	$0.45	$.13
     For the purpose of estimating the pro forma fair value disclosures above, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model. The following assumptions for the years ended December 31, 2005 and 2004 were computed on a weighted average basis: risk-free interest rate of 4.18% and 4.12%, respectively, expected volatility of 38.91% and 42.44%, respectively, expected life of 4 years for each period and no expected dividends. For the year ended December 31, 2005, the effect on stock-based employee compensation was a benefit due to forfeitures of 185,000 options during the second quarter of 2005. Prior to adoption of SFAS 123R, forfeitures were accounted for as recognized when they actually occurred for the purpose of estimating the pro forma fair value disclosures under SFAS 123.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4.42%, expected volatility of 52.79%, expected life of 4 years and no expected dividends. Expected volatility is based on historical volatility of the Company’s stock. The expected term is based on external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(In Thousands)
Outstanding at January 1, 2006	536,053	$8.99
Granted	402,000	12.25
Exercised	(80,030)	8.21
Forfeited	(23,312)	8.45

Outstanding at December 31, 2006	834,711	$10.65	7.54	$10,019

Vested or expected to vest at December 31, 2006	799,759	$10.66	7.50	$9,623

Exercisable at December 31, 2006	320,711	$9.83	5.77	$4,426

     The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $5.58, $2.81 and $2.59, respectively. The intrinsic value of options exercised during the year ended December 31, 2006 was $1,024,000. There were no options exercised during the years ended December 31, 2005 and 2004.
     As of December 31, 2006, total unrecognized compensation costs related to nonvested stock options was $1.5 million. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested was $0.3 million, $0.4 million and $0.3 million, respectively, during the years ended December 31, 2006, 2005 and 2004.
Restricted Stock Awards
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares will vest on January 11, 2008, provided that Mr. Halas remains employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. The fair value is amortized to expense on a straight line basis over the vesting period. Of the remaining 50,000 shares, 25,000 vested on January 12, 2007 as the Company’s common stock price had increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 will vest on January 11, 2008 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2007, provided in both cases that Mr. Halas remains employed with the Company through the applicable vesting date. If on each of the vesting dates, the Company’s common stock price has not increased by at least 25%, then a pro rata portion of the shares shall be vested for any increase in the closing price of the common stock as determined on such vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. This model incorporates into the valuation the possibility that the market conditions may not be satisfied. The fair value is amortized to expense over the vesting period, with approximately 60% of the expense being recorded by January 12, 2007 and the remaining 40% recorded subsequent to January 12, 2007.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of the Company’s restricted stock awards as of December 31, 2006 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Non-Vested at January 1, 2006.	—	$—
Granted	100,000	17.60
Vested	—	—
Forfeited	—	—

Non-Vested at December 31, 2006	100,000	$17.60

     As of December 31, 2006, there was $0.8 million of total unrecognized compensation cost related to the Company’s restricted stock and that cost is expected to be recognized over a weighted average period of 0.6 years.
Defined Contribution Plans
     The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees’ salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $431,000, $430,000 and $459,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
15. SEGMENT INFORMATION:
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.
     Management evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment, pressure control, as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The pressure control segment manufactures, remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coating to customers’ products used primarily in the oil and gas industry. No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2006.
     The accounting policies of the segment are the same as those of the Company as described in Note 1. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States and Canada.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Segments

	Pressure
	Control	Corporate	Consolidated
	(in thousands)
2006
Revenues	$163,145	$—	$163,145
Depreciation and amortization	2,443	1,077	3,520
Income (loss) from operations	40,163	(11,409)	28,754
Total assets	146,913	15,730	162,643
Capital expenditures	8,039	1,016	9,055
2005
Revenues	$103,218	$—	$103,218
Depreciation and amortization	2,348	835	3,183
Income (loss) from operations	22,012	(8,199)	13,813
Total assets	132,018	8,770	140,788
Capital expenditures	2,018	505	2,523
2004
Revenues	$67,428	$—	$67,428
Depreciation and amortization	1,770	747	2,517
Income (loss) from operations	11,825	(5,400)	6,425
Total assets(1)	133,972	8,369	142,341
Capital expenditures	1,573	356	1,929

(1)	Pressure control total assets at December 31, 2004 includes current and long-term assets of discontinued operations of $18,226 and $30,710, respectively.
Geographic Segments
(in thousands)

	Revenues			Long-Lived Assets
	2006	2005	2004	2006	2005	2004
United States	$142,034	$90,979	$66,130	$88,235	$80,673	$81,443
Canada	21,111	12,239	1,298	9,483	9,911	9,141

	$163,145	$103,218	$67,428	$97,718	$90,584	$90,584
16. QUARTERLY FINANCIAL DATA (UNAUDITED):
     Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31

2006
Revenues	$35,683	$38,065	$44,183	$45,214
Gross profit	13,124	14,115	16,828	16,059
Income from operations	6,217	6,689	8,105	7,743
Income from continuing operations	3,864	4,385	5,104	5,062
Income (loss) from discontinued operations	(80)	(50)	(20)	(173)
Net income (loss)	3,784	4,335	5,084	4,889
Basic earnings (loss) per common share:
Continuing operations	.37	.41	.48	.48
Discontinued operations	(.01)	—	—	(.02)
Net income (loss)	.36	.41	.48	.46
Diluted earnings (loss) per common share:
Continuing operations	.36	.40	.46	.46
Discontinued operations	(.01)	—	—	(.02)
Net income (loss)	.35	.40	.46	.44

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005
Revenues	$19,782	$25,039	$25,791	$32,606
Gross profit	6,406	9,678	9,017	11,833
Income from operations	1,624	4,324	3,439	4,426
Income from continuing operations	698	2,364	2,104	2,889
Income (loss) from discontinued operations	72	3	(3,856)	239
Net income (loss)	770	2,367	(1,752)	3,128
Basic earnings (loss) per common share:
Continuing operations	.07	.22	.20	.27
Discontinued operations	—	—	(.37)	.02
Net income (loss)	.07	.22	(.17)	.29
Diluted earnings (loss) per common share:
Continuing operations	.07	.22	.20	.27
Discontinued operations	—	—	(.36)	.02
Net income (loss)	.07	.22	(.16)	.29
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
Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).
4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).
4.2	—
Form of warrant to purchase 327,862 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

5.1	—	Opinion of Vinson & Elkins, L.L.P. (previously filed)
10.1+	—	Employment Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.2+	—	First Amendment to Employment Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 26, 2005).
10.3+	—
Letter Agreement dated November 14, 2005, among First Reserve Fund VIII, L.P., T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.4+	—
Amended and Restated Employment Agreement dated April 27, 2006, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.5+	—	Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s 2001 Annual Report on Form 10-K).
10.6+	—	Third Employment Agreement dated March 23, 2005, by and between T-3

Management Services, L.P. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.7+	—
Fourth Employment Agreement dated June 1, 2006, between T-3 Management Services, L.P. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2006).

10.8	—
Registration Rights Agreement dated December 17, 2001, among Industrial Holdings, Inc. and the Stockholders thereto (incorporated herein by reference to Exhibit 10.1 to Industrial Holdings, Inc. Report on Form 8-K dated December 31, 2001).

10.9	—	Stock Purchase Agreement dated November 14, 2001 between IHI and GHX Acquisition Corp (incorporated herein by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated December 31, 2001).
10.10	—
Stock Purchase Agreement dated November 15, 2001, among IHI, Donald Carlin and Robert E. Cone with respect to disposition of Beaird Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Report on Form 8-K dated December 31, 2001).

10.11	—
Asset Purchase Agreement dated October 16, 2001 among IHI, Rex Machinery Movers, Inc., OF Acquisition, L.P., Philform, Inc., SMSG, L.L.C. and SMSP, L.L.C. (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 31, 2001).

10.12	—
Stock Purchase Agreement by and between Industrial Holdings, Inc., the shareholder of A&B Bolt & Supply, Inc., and T-3 Energy Services, Inc. dated May 7, 2001 (incorporated herein by reference to Exhibit 2.1 to Industrial Holdings, Inc. Report on Form 10-Q dated May 15, 2001).

10.13+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to the Company’s Form S-8 filed November 18, 2002).
10.14+	—
T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2006).

10.15+	—
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

10.17+	—
Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.18+	—
Form of Employee Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.19+	—
Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.20+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.3 to the

Company’s Current Report on Form 8-K dated May 3, 2006).
10.21+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 3, 2006).
10.22	—
Purchase and Sale of Assets Agreement among Lone Star Fasteners, LP; LSS-Lone Star-Houston, Inc., Bolt Manufacturing Co., Inc. d/b/a Walker Bolt Manufacturing Company and WHIR Acquisition, Inc. d/b/a Ameritech Fastener Manufacturing and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 9, 2004).

10.23	—
Asset Purchase Agreement for Moores Machine Shop Assets dated as of May 31, 2004, among Moores Machine Shop, L.L.C., Moores Pump & Services, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 14, 2004).

10.24	—
Asset Purchase Agreement dated as of June 1, 2004, among TPS Acquisition, LLC, TPS Total Power Systems, Inc., Total Power Systems, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 14, 2004).

10.25	—
Asset Purchase Agreement for Moores Pump & Services, Inc. Assets dated as of August 4, 2004, among Cormier-Millin, Inc., Moores Pump & Services, Inc. and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 13, 2004).

10.26	—
Stock Purchase Agreement by and among David Cannings, Linda Cannings, Southwoods Ranching & Developments Inc. and T-3 Energy Services Canada, Inc. dated as of October 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2004).

10.27	—
Asset Purchase Agreement dated September 29, 2005, by and between A&B Valve and Piping Systems, L.P., T-3 Energy Services, Inc. and A&B Bolt Supply, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 5, 2005).

10.28	—
Company Purchase Agreement for KC Machine, LLC by and among Kelly Niswender, Carol Niswender and T-3 Rocky Mountain Holdings, Inc. dated as of January 12, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s 2005 Annual Report on Form 10-K).

10.29	—
First Amended and Restated Credit Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower, Wells Fargo Bank, National Association as Issuing Bank, as a Bank and as Lead Arranger and Agent for the Banks and the Banks (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.30	—
First Amendment to First Amended and Restated Credit Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.31	—
Intercreditor Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, Wells Fargo Bank, National Association, as Issuing Bank, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.32	—
Second Amendment to First Amended and Restated Credit Agreement dated March 17, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.33	—
Third Amendment to First Amended and Restated Credit Agreement dated March 31, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.34	—
Amended and Restated Loan Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower and Wells Fargo Energy Capital, Inc. as Lender and as Agent for the Lenders and the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.35	—
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

EX-4