Form 10-Q
period 2007-03-31
T-3 ENERGY SERVICES INC
filed 2007-05-07
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 7, 2007, the registrant had 10,765,441 shares of common stock outstanding.

FORM 10-Q
PART I

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,180	$3,393
Accounts receivable – trade, net	33,929	25,634
Inventories	31,335	27,227
Notes receivable, current portion	14	14
Deferred income taxes	2,184	2,208
Prepaids and other current assets	2,899	5,557

Total current assets	73,541	64,033

Property and equipment, net	24,406	24,639
Notes receivable, less current portion	325	325
Goodwill, net	70,644	70,569
Other intangible assets, net	2,399	2,510
Other assets	678	567

Total assets	$171,993	$162,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$14,987	$14,453
Accrued expenses and other	14,778	14,457
Current maturities of long-term debt	1,643	85

Total current liabilities	31,408	28,995

Long-term debt, less current maturities	—	—
Other long-term liabilities	1,129	34
Deferred income taxes	3,967	3,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000 shares authorized, 10,763,131 and 10,762,016 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	11	11
Warrants, 327,862 issued and outstanding	644	644
Additional paid-in capital	126,663	126,054
Retained earnings	7,288	2,672
Accumulated other comprehensive income	883	779

Total stockholders’ equity	135,489	130,160

Total liabilities and stockholders’ equity	$171,993	$162,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Products	$37,839	$25,001
Services	10,061	10,682

	47,900	35,683

Cost of revenues:
Products	24,313	16,246
Services	6,236	6,313

	30,549	22,559

Gross profit	17,351	13,124

Operating expenses	8,488	6,907

Income from operations	8,863	6,217

Interest expense	153	256

Interest income	(22)	(6)

Equity in (earnings) loss of unconsolidated affiliate	16	—

Other (income) expense, net	(17)	(84)

Income from continuing operations before provision for income taxes	8,733	6,051

Provision for income taxes	3,234	2,187

Income from continuing operations	5,499	3,864

Loss from discontinued operations, net of tax	—	(80)

Net income	$5,499	$3,784

Basic earnings (loss) per common share:
Continuing operations	$.51	$.37
Discontinued operations	—	(.01)

Net income (loss) per common share	$.51	$.36

Diluted earnings (loss) per common share:
Continuing operations	$.51	$.36
Discontinued operations	—	(.01)

Net income (loss) per common share	$.51	$.35

Weighted average common shares outstanding:
Basic	10,684	10,584

Diluted	10,888	10,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,499	$3,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	—	80
Bad debt expense	9	(18)
Depreciation and amortization	1,021	807
Amortization of deferred loan costs	63	62
Loss on sale of assets	9	10
Deferred taxes	309	1,086
Equity in (earnings) loss of unconsolidated affiliate	16	—
Employee stock-based compensation expense	596	237
Amortization of stock compensation	—	1
Excess tax benefits from stock-based compensation	(4)	(9)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	(8,262)	(1,408)
Inventories	(4,075)	(3,310)
Prepaids and other current assets	3,418	1,290
Other assets	(197)	(11)
Accounts payable – trade	514	1,529
Accrued expenses and other	(40)	(353)

Net cash provided by (used in) operating activities	(1,124)	3,777

Cash flows from investing activities:
Purchases of property and equipment	(674)	(2,493)
Proceeds from sales of property and equipment	17	135
Cash paid for acquisitions, net of cash acquired	—	(2,248)
Collections on notes receivable	—	13

Net cash used in investing activities	(657)	(4,593)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	1,558	513
Payments on long-term debt	—	(12)
Proceeds from exercise of stock options	8	37
Excess tax benefits from stock-based compensation	4	9

Net cash provided by financing activities	1,570	547

Effect of exchange rate changes on cash and cash equivalents	(2)	5

Cash flows of discontinued operations:
Operating cash flows	—	(80)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	—	(80)

Net decrease in cash and cash equivalents	(213)	(344)
Cash and cash equivalents, beginning of period	3,393	1,162

Cash and cash equivalents, end of period	$3,180	$818

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$5,499	$3,784

Other comprehensive income (loss):
Foreign currency translation adjustment	104	(7)

Comprehensive income	$5,603	$3,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. On the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006, the Company has reclassified cost of revenues of $318,000 from products to services to conform with current period classification. Also, on the condensed consolidated statement of cash flows for the three months ended March 31, 2006, the Company has presented excess tax benefits from stock-based compensation as a separate line item in net cash provided by (used in) operating activities to conform with current period presentation.
Equity Method Investments
     On July 20, 2005, the Company entered into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. Each party to the joint venture has equal operational control. Under the terms of the agreement, the Company provides the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture recently commenced operations and the Company has accounted for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” as discussed further in footnote 3.
Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 has been recorded in retained earnings and other accounts as applicable.
New Accounting Pronouncements
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
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On January 12, 2006, the Company completed the purchase of KC Machine LLC for approximately $2.5 million. KC Machine is located in Rock Springs, Wyoming and is a full service facility that maintains and repairs drilling rigs (both oil and gas) and related support equipment. The acquisition of KC Machine continues the Company’s expansion of its pressure and flow control, wellhead and pipeline products and services to customers who are located in the Rocky Mountain region. The acquisition was funded from the Company’s working capital and the use of its senior credit facility.
     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition are included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the condensed consolidated balance sheets at December 31, 2006 and March 31, 2007 are final. No material changes to the preliminary allocations were made during 2006 and 2007. The KC Machine acquisition is not material to the Company’s condensed consolidated financial statements, and therefore pro forma information is not presented.
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

Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations have been reported as discontinued operations during 2006. The Company now operates under the one remaining historical reporting segment, pressure control. Accordingly, all historical segment results reflect this operating structure.
     There were no net revenues from discontinued operations for the three months ended March 31, 2007 and 2006. For the same periods, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $0 and $(0.1) million, respectively.
3. EQUITY INVESTMENT IN UNCONSOLIDATED AFFILIATE
     On July 20, 2005, the Company entered into a joint participation agreement with SYMMSA. Each party to the joint venture owns a 50% interest in its common stock and has equal operational control. Under the terms of the agreement, the Company provides the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture recently commenced operations and the Company has accounted for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

     The Company’s investment in the joint venture at March 31, 2007 is comprised of ($128,000) related to its share of the loss of the joint venture, partially offset by $112,000 related to the amortization of the difference between the amount of the Company’s investment and the amount of the underlying equity in net assets of the joint venture. The difference between the amount of the Company’s investment and the amount of the underlying equity in net assets of the joint venture is being amortized over the expected life of the contributed assets. The Company’s investment in the joint venture is not material to its condensed consolidated financial statements, and therefore summarized financial information for the joint venture is not presented.
4. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$5,185	$4,547
Work in process	13,740	11,826
Finished goods and component parts	12,410	10,854

	$31,335	$27,227

5. DEBT
     The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. During April 2006, the Company entered into an amendment to its senior credit facility increasing the amount of capital expenditures that the Company may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance. As of March 31, 2007, the Company had $1.6 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. The Company intends to refinance its senior credit facility prior to its September 30, 2007 maturity date. See Note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to the Company’s debt.
6. EARNINGS (LOSS) PER SHARE
     Basic income from continuing operations per common share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share is computed in the same manner but includes dilutive stock options, restricted stock and warrants using the treasury stock method.
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2007 and 2006, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations	$5,499	$3,864
Loss from discontinued operations	—	(80)

Net income	$5,499	$3,784

	Three Months Ended
	March 31,
	2007	2006
Denominator:
Weighted average common shares outstanding — basic	10,684	10,584
Shares for dilutive stock options, restricted stock and warrants	204	112

Weighted average common shares outstanding — diluted	10,888	10,696

Basic earnings (loss) per common share:
Continuing operations	$.51	$.37
Discontinued operations	—	(.01)

Net income per common share	$.51	$.36

Diluted earnings (loss) per common share:
Continuing operations	$.51	$.36
Discontinued operations	—	(.01)

Net income per common share	$.51	$.35

     For the three months ended March 31, 2007 and 2006, there were 408,325 and 62,519 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2007, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period does not exceed the target market price.
7. SEGMENT INFORMATION
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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended March 31:
2007
Revenues	$47,900	$—	$47,900
Depreciation and amortization	703	318	1,021
Income (loss) from operations	11,560	(2,697)	8,863
Capital expenditures	606	68	674
2006
Revenues	$35,683	$—	$35,683
Depreciation and amortization	580	227	807
Income (loss) from operations	8,807	(2,590)	6,217
Capital expenditures	2,374	119	2,493

8. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1.0 million. Included in the balance of unrecognized tax benefits at January 1, 2007, are $0.5 million of tax positions that, if recognized in future periods, would impact the Company’s effective tax rate.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has accrued $0.3 million as of March 31, 2007, for the potential payment of interest and penalties. During the three months ended March 31, 2007, the Company recognized $0.01 million in potential interest and penalties associated with uncertain tax positions.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002. All years for foreign jurisdictions are subject to tax examinations by tax authorities. The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.2 million during the next twelve months due to the expiration of statute of limitations.
9. COMMITMENTS AND CONTINGENCIES
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
     At March 31, 2007, the Company had no significant letters of credit outstanding.
10. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 1,115 shares of common stock during the three months ended March 31, 2007 as a result of stock options exercised by employees under the Company’s 2002 Stock Incentive Plan.
     On April 23, 2007, the Company closed a stock offering which will increase the number of its outstanding shares of common stock. See further discussion in footnote 12 “Subsequent Event.”
Warrants
     During the three months ended March 31, 2007, there were no changes to the number of outstanding warrants. At March 31, 2007, warrants to acquire 327,862 shares of common stock at $12.80 per share remain outstanding.
     On April 23, 2007, the Company closed a stock offering which will decrease the number of its outstanding warrants. See further discussion in footnote 12 “Subsequent Event.”
Additional Paid-In Capital
     During the three months ended March 31, 2007, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
     On April 23, 2007, the Company closed a stock offering which will increase additional paid-in capital. See further discussion in footnote 12 “Subsequent Event.”
Cumulative Effect of a Change in Accounting Principle
     The Company recorded a $883,000 reduction to retained earnings as of January 1, 2007, in connection with the adoption of FIN 48.
11. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of March 31, 2007, the Company had 1,818,855 shares reserved for issuance in connection with the Plan.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and expected volatilities of comparable companies. The expected term is based on historical employee exercises of options during 2006 and external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006
Expected volatility	40.00%	52.79%
Risk-free interest rate	4.68%	4.42%
Expected term (in years)	5	4
     The Company granted 403,000 and 402,000 options during the three months ended March 31, 2007 and 2006, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $8.96 and $5.58, respectively. The Company recognized $386,000 and $237,000 of employee stock-based compensation expense related to stock options during the three months ended March 31, 2007 and 2006, respectively.
Restricted Stock Awards
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares will vest on January 11, 2008, provided that Mr. Halas remains employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. The fair value is amortized to expense on a straight line basis over the vesting period. Of the remaining 50,000 shares, 25,000 vested on January 12, 2007 since the Company’s common stock price increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 will vest on January 11, 2008 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2007, provided that Mr. Halas remains employed with the Company through the applicable vesting date. If on the vesting date, the Company’s common stock price has not increased by at least 25%, then a pro rata portion of the shares shall be vested for any increase in the closing price of the common stock as determined on such vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. This model incorporates into the valuation the possibility that the market conditions may not be satisfied. The fair value is amortized to expense over the vesting period, with approximately 60% of the expense being recorded by January 12, 2007 and the remaining 40% recorded subsequent to January 12, 2007. The Company recognized $210,000 of employee stock-based compensation expense related to the restricted stock awards during the three months ended March 31, 2007.
12. SUBSEQUENT EVENT
     On April 23, 2007, the Company closed an underwritten offering among the Company, First Reserve Fund VIII, L.P. (the “Selling Stockholder”) and Bear, Stearns & Co. Inc., Simmons & Company International, and Pritchard Capital Partners, LLC (the “Underwriters”), pursuant to which the Company sold 1,000,059 shares of its common stock, and the Selling Stockholder sold 4,879,316 shares of common stock pursuant to an effective shelf registration statement on Form S-3, as amended and supplemented by the prospectus supplement dated April 17, 2007. Of the shares sold by the Selling Stockholder, 313,943 underlie exercisable warrants to purchase the Company’s common stock for $12.80 per share. As a result, the Company indirectly received proceeds through the exercise by the Selling Stockholder of these warrants.
     The sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering described above constituted a “change of control” pursuant to the terms of the

Company’s employment agreement with Gus D. Halas, the Company’s Chairman, President and Chief Executive Officer. As a result, Mr. Halas is entitled to a change of control payment from the Company of $1.6 million, which is two times the average of his salary and bonus over the past two years, and 66,667 unvested stock options with an exercise price of $12.31 and 75,000 unvested shares of restricted stock held by Mr. Halas have fully vested. In April 2007, the Company incurred a pre-tax compensation charge of approximately $2.5 million related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by him pursuant to the terms of his existing employment agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three months ended March 31, 2007 and 2006 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 71%, 16% and 13% of our total revenues, respectively, for the three months ended March 31, 2007. We offer “original equipment products”, which we define as products that we design or manufacture, and aftermarket parts and services for each product line. Original equipment products generated 75% and aftermarket parts and services generated 25% of our total revenues for the three months ended March 31, 2007.
Recent Developments
     On April 23, 2007, we closed an underwritten offering among us, the Selling Stockholder and the Underwriters, pursuant to which we sold 1,000,059 shares of our common stock, and the Selling Stockholder sold 4,879,316 shares of common stock pursuant to an effective shelf registration statement on Form S-3, as amended and supplemented by the prospectus supplement dated April 17, 2007. Of the shares sold by the Selling Stockholder, 313,943 underlie exercisable warrants to purchase our common stock for $12.80 per share. As a result, we indirectly received proceeds through the exercise by the Selling Stockholder of these warrants.
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
     On July 20, 2005, we entered into a joint participation agreement with SYMMSA. Each party to the joint venture has equal operational control. Under the terms of the agreement, we provide the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture recently commenced operations and we have accounted for our investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
Strategy
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We invested approximately $5.8 million during 2007 and 2006 on this expansion effort, which includes increasing our BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities, along with our expansion into Conway, Arkansas during 2007 and Buffalo and Tyler, Texas, Casper, Wyoming and Indianapolis, Indiana by opening four facilities during 2006. We expect to invest up to $9.2 million over the remainder of 2007 to expand capacity by:

•	expanding our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	opening additional facilities for our wellhead product line;

•	opening additional facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
•	Continue new product development. Since April 2003, we have introduced 43 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. To support our expansion, we have increased our engineering department staff to 23 employees and contract personnel as of March 31, 2007, compared to 15 employees at March 31, 2006. A significant portion of this increase in engineering staff is related to our increased focus on our wellhead product line.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin and the Rocky Mountain and Appalachian regions. For example, during 2006, we continued our expansion into the Rocky Mountain region by acquiring KC Machine LLC, located in Rock Springs, Wyoming, and opening a facility in Casper, Wyoming. In addition, we expanded into the East Texas Region by opening two facilities and the Midwest region by opening a facility in Indianapolis, Indiana. Also, during 2007 we established a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in the first quarter of 2007 we entered into an agreement with Gefro Oilfield Services ASA to market our products and services and serve as an authorized repair center from their base in Stavanger, Norway. In 2006, we acquired KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to customers located in the Rocky Mountain region. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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
     These estimates may change as events occur, as additional information is obtained and as our operating environment changes. Other than our accounting for income taxes under FIN 48 as discussed below, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2006.
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 has been recorded as a $0.9 million reduction to retained earnings and other accounts as applicable.
New Accounting Pronouncements
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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
March 31, 2005	$49.73	$6.47	1,279	521	876
June 30, 2005	$53.05	$6.95	1,336	241	916
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952
March 31, 2007	$58.08	$7.17	1,733	532	982

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     We believe our outlook for the remainder of 2007 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog, especially for our pressure and flow control product line, continues to increase. Assuming commodity prices remain at current levels or increase, we expect that the continued high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will continue to increase our backlog.
     Over the remainder of 2007, we expect that our increased manufacturing capacity gained through our facility expansions will have a positive effect on our revenues. Additionally, we plan to continue to increase our manufacturing capacity through facility expansions and operational improvements, through selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue to improve our already rapid response time to customer demands and enable us to continue to build market share.
     Looking into the remainder of 2007 and assuming commodity prices remain at current levels or increase, we expect average rig activity, excluding Canada, to remain at high levels, and we expect our original equipment products sales to be higher than our 2006 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. However, we cannot assure you that commodity prices will remain at high levels and our results will also be dependent on the pace and level of activities in the markets that we serve.

Results of Operations
Three Months ended March 31, 2007 Compared with Three Months ended March 31, 2006
     Revenues. Revenues increased $12.2 million, or 34.2%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. As a result, backlog for our pressure and flow control and pipeline product lines has increased approximately 57% from $44.6 million at March 31, 2006 to $69.9 million at March 31, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 76% in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. In addition, our original equipment product revenues accounted for approximately 75% of total revenues during the three months ended March 31, 2007, as compared to 57% of total revenues during the same period in 2006. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues.
     Cost of Revenues. Cost of revenues increased $8.0 million, or 35.4%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 36.2% in the three months ended March 31, 2007 compared to 36.8% in the three months ended March 31, 2006. Gross profit margin was slightly lower in 2007 primarily due to increased depreciation costs associated with the increase in our manufacturing capacity, lower absorption of fixed costs associated with our wellhead and pipeline geographic expansion, higher self-insured medical costs, and increased research and development costs.
     Operating Expenses. Operating expenses increased $1.6 million, or 22.9%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Operating expenses as a percentage of revenues were 17.7% in the three months ended March 31, 2007 compared to 19.4% in the three months ended March 31, 2006. This decrease in operating expenses as a percentage of revenues is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by an increase in employee stock-based compensation expense of $0.4 million during 2007, increased self-insured medical costs, general insurance costs, and increased engineering costs.
     Interest Expense. Interest expense for the three months ended March 31, 2007 was $0.2 million compared to $0.3 million in the three months ended March 31, 2006. The decrease was primarily attributable to lower debt levels during 2007.
     Income Taxes. Income tax expense for the three months ended March 31, 2007 was $3.2 million as compared to $2.2 million in the three months ended March 31, 2006. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 37.0% in the three months ended March 31, 2007 compared to 36.1% in the three months ended March 31, 2006. The higher rate in the 2007 period resulted primarily from the increase in our statutory tax rate from 34% to 35%.
     Income from Continuing Operations. Income from continuing operations was $5.5 million in the three months ended March 31, 2007 compared with $3.9 million in the three months ended March 31, 2006 as a result of the foregoing factors.
Liquidity and Capital Resources
     At March 31, 2007, we had working capital of $42.1 million, current maturities of long-term debt of $1.6 million, no long-term debt (net of current maturities) and stockholders’ equity of $135.5 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by (Used in) Operating Activities. Net cash provided by (used in) operating activities was ($1.1) million for the three months ended March 31, 2007 compared to $3.8 million for the three months ended March 31, 2006. The decrease in net cash provided by operating activities was primarily attributable to increases in our receivables and inventory due to increased sales and production activity in 2007, partially offset by a decrease in prepaids and other current assets.
     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 2007 and 2006, we made capital expenditures of approximately $0.7 million and $2.5 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in the three months ended March 31, 2006 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the three months ended March 31, 2007.
     Net Cash Provided by Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility. Financing activities provided net cash of $1.6 million for the three months ended March 31, 2007 as compared to net cash of $0.5 million provided in the three months ended March 31, 2006. We made net borrowings on our senior credit facility of $1.6 million and $0.5 million during the three months ended March 31, 2007 and 2006, respectively.
     Principal Debt Instruments. As of March 31, 2007, we had an aggregate of $1.6 million borrowed under our senior credit facility. As of March 31, 2007, availability under our senior credit facility was $73.2 million.
     Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. As of March 31, 2007, we had $1.6 million borrowed under our senior credit facility. We intend to refinance our senior credit facility prior to its September 30, 2007 maturity date. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. We have the option to choose between prime and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At March 31, 2007, the swing line portion of our senior credit facility bore interest at 9.00%, with interest payable quarterly. There were no outstanding borrowings under the revolver portion of our senior credit facility at March 31, 2007. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 13.61% during 2007. The effective interest rate, excluding amortization of deferred loan costs, was 9.22% during 2007. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of March 31, 2007, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and ranges from the Canadian prime rate plus 0.75% to the Canadian prime rate plus 2.00%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of March 31, 2007, the Canadian revolving credit facility did not have a balance.
     On April 27, 2006, we entered into an amendment to our senior credit facility increasing the amount of capital expenditures that we may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance.
     On April 23, 2007, we closed an underwritten offering among us, the Selling Stockholder and the Underwriters, pursuant to which we sold 1,000,059 shares of our common stock, and the Selling Stockholder sold 4,879,316 shares of common stock pursuant to an effective shelf registration statement on Form S-3, as amended and supplemented by the prospectus supplement dated April 17, 2007. Of the shares sold by the Selling Stockholder, 313,943 underlie exercisable warrants to purchase our common stock for $12.80 per share. As a result, we indirectly received proceeds through the exercise by the Selling Stockholder of these warrants. We intend to use up to $10.0 million of the net proceeds of this offering to fund the planned expansion of our facilities and increase our manufacturing capacity, $2.5 million to exercise the purchase option on one of our facilities and the remainder to repay amounts outstanding under our senior credit facility, if applicable, and for working capital and general corporate purposes, including a change of control payment in the amount of $1.6 million made to our chief executive officer pursuant to the terms of his existing employment agreement.
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
     A summary of our outstanding contractual obligations and other commercial commitments at March 31, 2007 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt	$1,643	$1,643	$—	$—	$—
Letters of credit	179	55	124	—	—
Operating leases	5,447	1,953	2,566	857	71

Total contractual obligations	$7,269	$3,651	$2,690	$857	$71

     The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1.0 million. These unrecognized tax benefits have been excluded from the above table because we cannot reliably estimate the period of cash settlement with the respective taxing authorities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of March 31, 2007, our senior credit facility, whose interest rate floats with prime or LIBOR, had a principal balance of $1.6 million. A 1.0% increase in interest rates could result in a $16,000 increase in interest expense on the March 31, 2007 outstanding principal balance. As of March 31, 2007, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Less than 2% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $0.1 million adjustment to our equity account for the three months ended March 31, 2007 to reflect the net impact of the change in foreign currency exchange rate.
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
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and Rule 15d-15 (e) of the Exchange Act). Based on those evaluations, the CEO and CFO have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     We have experienced significant revenue growth in 2006 and the first three months of 2007. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     At March 31, 2007, our backlog was approximately $69.9 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of March 31, 2007, we had approximately $70.6 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended March 31, 2007, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $15.35 to a high of $28.10 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
     On November 30, 2006, First Reserve Fund VIII sold 4.5 million shares of our common stock. On April 23, 2007, we closed an underwritten offering among us, First Reserve Fund VIII and the Underwriters, pursuant to which First Reserve Fund VIII sold its remaining 4.9 million shares of our common stock. Prior to these sales, because First Reserve Fund VIII held in excess of 50% of our outstanding common stock, we were considered to be controlled by First Reserve Fund VIII under The Nasdaq Global Market rules and were, therefore, eligible for exemptions from provisions of these rules requiring that our board have a majority of independent directors, nominating and corporate governance and compensation committees composed entirely of independent directors and written charters addressing specified matters. As a result of First Reserve Fund VIII’s sales, which reduced First Reserve Fund VIII’s beneficial ownership of our common stock to under 50%, we ceased to be a controlled company within the meaning of The Nasdaq Global Market rules and we are required to comply with these provisions after the specified transition periods. These rules and regulations may increase our legal and financial compliance costs and make activities more time consuming and costly.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May 2007.

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