Form 10-Q
period 2007-06-30
T-3 ENERGY SERVICES INC
filed 2007-07-31
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At July 30, 2007, the registrant had 12,167,645 shares of common stock outstanding.

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,835	$3,393
Accounts receivable – trade, net	30,931	25,634
Inventories	36,660	27,227
Notes receivable, current portion	15	14
Deferred income taxes	2,931	2,208
Prepaids and other current assets	5,795	5,557

Total current assets	108,167	64,033

Property and equipment, net	25,155	24,639
Notes receivable, less current portion	324	325
Goodwill, net	71,240	70,569
Other intangible assets, net	2,371	2,510
Equity investment in unconsolidated affiliate	470	—
Other assets	438	567

Total assets	$208,165	$162,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$17,033	$14,453
Accrued expenses and other	16,422	14,457
Current maturities of long-term debt	—	85

Total current liabilities	33,455	28,995

Long-term debt, less current maturities	—	—
Other long-term liabilities	1,120	34
Deferred income taxes	3,890	3,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 and 5,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 and 20,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively, 12,157,645 and 10,762,016 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	12	11
Warrants, 13,919 and 327,862 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	27	644
Additional paid-in capital	156,104	126,054
Retained earnings	11,526	2,672
Accumulated other comprehensive income	2,031	779

Total stockholders’ equity	169,700	130,160

Total liabilities and stockholders’ equity	$208,165	$162,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Products	$41,001	$28,463	$78,840	$53,464
Services	10,932	9,602	20,993	20,284

	51,933	38,065	99,833	73,748

Cost of revenues:
Products	25,526	18,277	49,839	34,523
Services	6,519	5,673	12,755	11,986

	32,045	23,950	62,594	46,509

Gross profit	19,888	14,115	37,239	27,239

Operating expenses	11,953	7,426	20,441	14,333

Income from operations	7,935	6,689	16,798	12,906

Interest expense	103	254	256	510

Interest income	(259)	(6)	(281)	(12)

Equity in earnings of unconsolidated affiliate	(326)	—	(310)	—

Other (income) expense, net	(152)	(392)	(169)	(476)

Income from continuing operations before provision for income taxes	8,569	6,833	17,302	12,884

Provision for income taxes	3,256	2,448	6,490	4,635

Income from continuing operations	5,313	4,385	10,812	8,249

Loss from discontinued operations, net of tax	(1,075)	(50)	(1,075)	(130)

Net income	$4,238	$4,335	$9,737	$8,119

Basic earnings (loss) per common share:
Continuing operations	$.45	$.41	$.96	$.78

Discontinued operations	$(.09)	$—	$(.09)	$(.01)

Net income per common share	$.36	$.41	$.87	$.77

Diluted earnings (loss) per common share:
Continuing operations	$.44	$.40	$.94	$.76

Discontinued operations	$(.09)	$—	$(.10)	$(.01)

Net income per common share	$.35	$.40	$.84	$.75

Weighted average common shares outstanding:
Basic	11,779	10,593	11,235	10,588

Diluted	12,127	10,960	11,558	10,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,737	$8,119
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,075	130
Bad debt expense	110	43
Depreciation and amortization	2,096	1,654
Amortization of deferred loan costs	126	124
Loss on sale of assets	9	13
Deferred taxes	(63)	947
Equity in earnings of unconsolidated affiliate	(310)	—
Employee stock-based compensation expense	1,989	721
Amortization of stock compensation	—	1
Excess tax benefits from stock-based compensation	(435)	(78)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	(5,159)	(3,004)
Inventories	(9,110)	(6,928)
Prepaids and other current assets	(70)	4,553
Other assets	(355)	(157)
Accounts payable – trade	2,445	485
Accrued expenses and other	779	250

Net cash provided by operating activities	2,864	6,873

Cash flows from investing activities:
Purchases of property and equipment	(2,247)	(5,229)
Proceeds from sales of property and equipment	25	144
Cash paid for acquisitions, net of cash acquired	—	(2,248)
Equity investment in unconsolidated affiliate	(160)	—
Collections on notes receivable	—	26

Net cash used in investing activities	(2,382)	(7,307)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(85)	973
Payments on long-term debt	—	(24)
Net proceeds from issuance of common stock	22,742	—
Proceeds from exercise of warrants	4,018	—
Proceeds from exercise of stock options	836	142
Excess tax benefits from stock-based compensation	435	78

Net cash provided by financing activities	27,946	1,169

Effect of exchange rate changes on cash and cash equivalents	14	(34)

Cash flows of discontinued operations:
Operating cash flows	—	(133)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	—	(133)

Net increase in cash and cash equivalents	28,442	568
Cash and cash equivalents, beginning of period	3,393	1,162

Cash and cash equivalents, end of period	$31,835	$1,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,238	$4,335	$9,737	$8,119

Other comprehensive income:
Foreign currency translation adjustment	1,148	424	1,252	417

Comprehensive income	$5,386	$4,759	$10,989	$8,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. On the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006, the Company has reclassified cost of revenues of $298,000 and $616,000, respectively, from products to services to conform with current period classification. Also, on the condensed consolidated statement of cash flows for the six months ended June 30, 2006, the Company has presented excess tax benefits from stock-based compensation as a separate line item in net cash provided by operating activities to conform with current period presentation.
Equity Method Investments
     On July 20, 2005, the Company entered into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. Each party to the joint venture has equal operational control. Under the terms of the agreement, the Company provides the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture recently commenced operations and the Company has accounted for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” as discussed further in Note 3.
Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48, as discussed further in Note 8, was recorded in retained earnings and other accounts as applicable.
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
     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition are included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the condensed consolidated balance sheets at December 31, 2006 and June 30, 2007 are final. No material changes to the preliminary allocations were made during 2006 and 2007. The KC Machine acquisition is not material to the Company’s condensed consolidated financial statements, and therefore pro forma information is not presented.
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

Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations have been reported as discontinued operations. The Company now operates under the one remaining historical reporting segment, pressure control. Accordingly, all historical segment results reflect this operating structure.
     There were no net revenues from discontinued operations for the three and six months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(1.7) million and $(0.1) million, respectively. For the six months ended June 30, 2007 and 2006, income (loss) before provision (benefit) for income taxes from discontinued operations was approximately $(1.7) million and $(0.2) million, respectively. The loss for the three and six months ended June 30, 2007, is the result of a jury verdict against one of the Company’s discontinued businesses. See Note 9 for additional information.
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
     The Company’s investment in the joint venture at June 30, 2007 totals $470,000, which is comprised of its $160,000 cash contribution, $86,000 related to its share of the income of the joint venture and $224,000 related to the amortization of the difference between the amount of the Company’s investment and the amount of the underlying equity in net assets of the joint venture. The difference between the amount of the Company’s investment and the amount of the underlying equity in net assets of the joint venture is being amortized over five years, the expected life of the contributed assets. The Company’s investment in the joint venture is not material to its condensed consolidated financial statements, and therefore summarized financial information for the joint venture is not presented.
4. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$7,176	$4,547
Work in process	15,697	11,826
Finished goods and component parts	13,787	10,854

	$36,660	$27,227

5. DEBT
     The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. During April 2006, the Company entered into an amendment to its senior credit facility increasing the amount of capital expenditures that the Company may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance. As of June 30, 2007, there were no outstanding borrowings under both the senior credit facility and the Canadian revolving credit facility. On July 13, 2007, the Company extended the maturity date of its senior credit facility to September 30, 2008. See Note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to the Company’s debt.
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
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2007 and 2006, as follows (in thousands except per share data):

	Three Months Ended
	June 30,
	2007	2006
Numerator:
Income from continuing operations	$5,313	$4,385
Loss from discontinued operations	(1,075)	(50)

Net income	$4,238	$4,335

Denominator:
Weighted average common shares outstanding — basic	11,779	10,593
Shares for dilutive stock options, restricted stock and warrants	348	367

Weighted average common shares outstanding — diluted	12,127	10,960

Basic earnings (loss) per common share:
Continuing operations	$.45	$.41
Discontinued operations	(.09)	—

Net income per common share	$.36	$.41

Diluted earnings (loss) per common share:
Continuing operations	$.44	$.40
Discontinued operations	(.09)	—

Net income per common share	$.35	$.40

     For the three months ended June 30, 2007 and 2006, there were 9,850 and 5,325 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2006, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period does not exceed the target market price.

	Six Months Ended
	June 30,
	2007	2006
Numerator:
Income from continuing operations	$10,812	$8,249
Loss from discontinued operations	(1,075)	(130)

Net income	$9,737	$8,119

Denominator:
Weighted average common shares outstanding — basic	11,235	10,588
Shares for dilutive stock options, restricted stock and warrants	323	231

Weighted average common shares outstanding — diluted	11,558	10,819

Basic earnings (loss) per common share:
Continuing operations	$.96	$.78
Discontinued operations	(.09)	(.01)

Net income per common share	$.87	$.77

Diluted earnings (loss) per common share:
Continuing operations	$.94	$.76
Discontinued operations	(.10)	(.01)

Net income per common share	$.84	$.75

     For the six months ended June 30, 2007 and 2006, there were 9,850 and 5,325 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2006, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period does not exceed the target market price.

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
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and substantially all assets are held in the United States and Canada.

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended June 30:
2007
Revenues	$51,933	$—	$51,933
Depreciation and amortization	744	331	1,075
Income (loss) from operations	13,210	(5,275)	7,935
Capital expenditures	1,253	320	1,573
2006
Revenues	$38,065	$—	$38,065
Depreciation and amortization	600	247	847
Income (loss) from operations	9,400	(2,711)	6,689
Capital expenditures	2,191	545	2,736

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Six months ended June 30:
2007
Revenues	$99,833	$—	$99,833
Depreciation and amortization	1,447	649	2,096
Income (loss) from operations	24,770	(7,972)	16,798
Capital expenditures	1,859	388	2,247
2006
Revenues	$73,748	$—	$73,748
Depreciation and amortization	1,180	474	1,654
Income (loss) from operations	18,207	(5,301)	12,906
Capital expenditures	4,565	664	5,229
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

     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has accrued $0.3 million as of June 30, 2007, for the potential payment of interest and penalties. During the three and six months ended June 30, 2007, the Company recognized $0.01 million and $0.02 million, respectively, in potential interest and penalties associated with uncertain tax positions.
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
     Section 162(m) of the Internal Revenue Code denies the Company a tax deduction for annual compensation in excess of $1 million paid to its Chief Executive Officer, unless the compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by the Company’s stockholders. Based on this authority, the Company’s ability to deduct compensation expense generated in connection with the exercise of options granted under its stock incentive plan should not be limited by Section 162(m). The Company’s stock incentive plan has been designed to provide flexibility with respect to whether restricted stock awards will qualify as performance-based compensation under Section 162(m) and, therefore, be exempt from the deduction limit. If the forfeiture restrictions relating to a restricted stock award are based solely upon the satisfaction of one of the performance criteria set forth in the stock incentive plan, then the compensation expense relating to the award should be deductible by the Company if the restricted stock award becomes vested. However, compensation expense deductions relating to a restricted stock award will be subject to the Section 162(m) deduction limitation if the award becomes vested based upon any other criteria set forth in the award (such as vesting based upon continued employment with the Company or upon a change of control). A portion of the restricted stock awards granted to the Company’s Chief Executive Officer in 2006, which were subject to vesting based on continued employment with the Company, and which have since become fully vested pursuant to a change of control provision in the Chief Executive Officer’s employment agreement, are subject to the Section 162(m) deduction limitation. In addition, the portion of total salary and bonus compensation that exceeds one million dollars for the Company’s Chief Executive Officer does not so qualify and is subject to the limitation on deductibility under Section 162(m). As a result, the $2.5 million change of control compensation charge recorded by the Company during the three months ended June 30, 2007, is not fully deductible.
9. COMMITMENTS AND CONTINGENCIES
     The Company is, from time to time, involved in various legal actions arising in the normal course of business. In December 2001, a lawsuit was filed against the Company in the 14th Judicial District Court of Calcasieu Parish, Louisiana. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $10 million related to repairs and activities associated with the product failure, loss of production and damage to the reservoir.
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

     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The Company has accrued approximately $1.1 million, net of tax, as a loss from discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2007.
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
     At June 30, 2007, the Company had no significant letters of credit outstanding.
10. STOCKHOLDERS’ EQUITY
     On April 23, 2007, the Company closed an underwritten offering among the Company, First Reserve Fund VIII, L.P. (the “Selling Stockholder”) and Bear, Stearns & Co. Inc., Simmons & Company International, and Pritchard Capital Partners, LLC (the “Underwriters”), pursuant to which the Company sold 1,000,059 shares of its common stock for net proceeds of approximately $22.7 million, and the Selling Stockholder sold 4,879,316 shares of common stock pursuant to an effective shelf registration statement on Form S-3, as amended and supplemented by the prospectus supplement dated April 17, 2007. Of the shares sold by the Selling Stockholder, 313,943 had been acquired through the Selling Stockholder’s exercise of warrants to purchase the Company’s common stock for $12.80 per share. As a result, the Company received proceeds of approximately $4.0 million through the exercise by the Selling Stockholder of these warrants.
     The sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering described above constituted a “change of control” pursuant to the terms of the Company’s employment agreement with Gus D. Halas, the Company’s Chairman, President and Chief Executive Officer. As a result, Mr. Halas was contractually entitled to a change of control payment from the Company of $1.6 million, which is two times the average of his salary and bonus over the past two years, and the immediate vesting of 66,667 unvested stock options with an exercise price of $12.31 and 75,000 unvested shares of restricted stock held by Mr. Halas. In the second quarter of 2007, the Company incurred a compensation charge of approximately $1.9 million, net of tax, or $0.16 per diluted share for the three months ended June 30, 2007, related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by him pursuant to the terms of his existing employment agreement.
Common Stock
     The Company issued 81,627 shares of common stock during the six months ended June 30, 2007 as a result of stock options exercised by employees under the Company’s 2002 Stock Incentive Plan. As described above, the Company also issued 1,000,059 shares of common stock pursuant to its stock offering and 313,943 shares as a result of the Selling Stockholder exercising its warrants.
Warrants
     During the six months ended June 30, 2007, 313,943 warrants were exercised pursuant to the stock offering described above. At June 30, 2007, warrants to acquire 13,919 shares of common stock at $12.80 per share remain outstanding.
Additional Paid-In Capital
     During the six months ended June 30, 2007, additional paid-in capital increased as a result of the common stock issued pursuant to the stock offering and warrant exercises described above. The increase is also a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
Cumulative Effect of a Change in Accounting Principle
     The Company recorded a $883,000 reduction to retained earnings as of January 1, 2007, in connection with the adoption of FIN 48.
11. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of June 30, 2007, the Company had 1,738,343 shares reserved for issuance in connection with the Plan.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and expected volatilities of comparable companies. The expected term is based on historical employee exercises of options during 2006 and external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during 2007 and 2006 are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Expected volatility	40.00%	52.79%
Risk-free interest rate	4.68%	4.42%
Expected term (in years)	5	4
     The Company granted 417,850 and 402,000 options during the six months ended June 30, 2007 and 2006, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $9.04 and $5.58, respectively. The Company recognized $1,174,000 and $474,000 of employee stock-based compensation expense related to stock options during the six months ended June 30, 2007 and 2006, respectively. The stock-based compensation expense related to stock options for the six months ended June 30, 2007 includes a charge of $317,000 related to the immediate vesting of 66,667 unvested stock options held by Mr. Halas pursuant to the terms of his existing employment agreement as described in Note 10.
Restricted Stock Awards
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares were to vest on January 11, 2008, provided that Mr. Halas remained employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. Of the remaining 50,000 shares, 25,000 vested on January 12, 2007 since the Company’s common stock price increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 were to vest on January 11, 2008 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2007, provided that Mr. Halas remains employed with the Company through the applicable vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. As described in Note 10, the sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering constituted a “change of control” pursuant to the terms of the Company’s employment agreement with Mr. Halas. This “change of control” resulted in the immediate vesting of 75,000 unvested shares of restricted stock during April 2007. The Company recognized $815,000 and $247,000 of employee stock-based compensation expense related to the restricted stock awards during the six months ended June 30, 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 66%, 19% and 15% of our total revenues, respectively, for the three months ended June 30, 2007, and 67%, 18% and 15% of our total revenues, respectively, for the six months ended June 30, 2007. We offer “original equipment products”, which we define as products that we design or manufacture, and aftermarket parts and services for each product line. Original equipment products generated 74% and aftermarket parts and services generated 26% of our total revenues for the three and six months ended June 30, 2007.
Recent Developments
     On April 23, 2007, we closed an underwritten offering among us, the Selling Stockholder and the Underwriters, pursuant to which we sold 1,000,059 shares of our common stock for net proceeds of approximately $22.7 million, and the Selling Stockholder sold 4,879,316 shares of common stock pursuant to an effective shelf registration statement on Form S-3, as amended and supplemented by the prospectus supplement dated April 17, 2007. Of the shares sold by the Selling Stockholder, 313,943 had been acquired through the Selling Stockholder’s exercise of warrants to purchase our common stock for $12.80 per share. As a result, we received proceeds of approximately $4.0 million through the exercise by the Selling Stockholder of these warrants.
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
Strategy
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We invested approximately $6.3 million during the first six months of 2007 and during 2006 on this expansion effort, which includes increasing our BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities, along with our expansion into Conway, Arkansas during 2007 and Buffalo and Tyler, Texas, Casper, Wyoming and Indianapolis, Indiana by opening four facilities during 2006. We expect to invest up to $8.6 million over the remainder of 2007 to expand capacity by:
•	expanding our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	opening additional facilities for our wellhead product line;

•	opening additional facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.
•	Continue new product development. Since April 2003, we have introduced 45 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. To support our expansion, we have increased our engineering department staff to 24 employees and contract personnel as of June 30, 2007. A significant portion of this increase in engineering staff is related to our increased focus on our wellhead product line.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin and the Rocky Mountain and Appalachian regions. For example, during 2006, we continued our expansion into the Rocky Mountain region by acquiring KC Machine LLC, located in Rock Springs, Wyoming, and opening a facility in Casper, Wyoming. In addition, we expanded into the East Texas Region by opening two facilities and the Midwest region by opening a facility in Indianapolis, Indiana. Also, during 2007 we established a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in the first quarter of 2007 we entered into an agreement with Gefro Oilfield Services ASA to market our products and services and serve as an authorized repair center from their base in Stavanger, Norway. In 2006, we acquired KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to customers located in the Rocky Mountain region. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 has been recorded as a $0.9 million reduction to retained earnings and other accounts as applicable.

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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
June 30, 2005	$53.05	$6.95	1,336	241	916
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).

     We believe our outlook for the remainder of 2007 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog and outstanding quotes, especially for our pressure and flow control product line, continues to remain constant or increase. Assuming commodity prices remain at current levels or increase, we expect that the continued high levels of drilling activity in North America and the increased demand for our products to be shipped internationally will result in consistent or increased levels of backlog.
     Over the remainder of 2007, we expect that our increased manufacturing capacity gained through our facility expansions will have a positive effect on our revenues. Additionally, we plan to continue to increase our manufacturing capacity through facility expansions and operational improvements, selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue to improve our already rapid response time to customer demands and enable us to continue to build market share.
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

Results of Operations
Three Months ended June 30, 2007 Compared with Three Months ended June 30, 2006
     Revenues. Revenues increased $13.9 million, or 36.4%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. This increase is also the result of increased customer orders for our pipeline and wellhead product lines due to geographic expansion and original equipment products. As a result, backlog for our pressure and flow control and pipeline product lines has increased approximately 9% from $56.7 million at June 30, 2006 to $61.8 million at June 30, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 54% in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. In addition, our original equipment product revenues accounted for approximately 74% of total revenues during the three months ended June 30, 2007, as compared to 65% of total revenues during the same period in 2006. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues.
     Cost of Revenues. Cost of revenues increased $8.1 million, or 33.8%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 38.3% in the three months ended June 30, 2007 compared to 37.1% in the three months ended June 30, 2006. Gross profit margin was higher in 2007 primarily due to improved pricing and manufacturing efficiencies. Also, the three months ended June 30, 2006, included the initial costs associated with our expansion into East Texas, Casper and Indianapolis, along with various costs related to training of new employees at our existing facilities. This is partially offset with increased depreciation costs associated with the increase in our manufacturing capacity, initial costs associated with our expansion into Conway, Arkansas and increased research and development costs.
     Operating Expenses. Operating expenses increased $4.5 million, or 61.0%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Operating expenses as a percentage of revenues were 23.0% in the three months ended June 30, 2007 compared to 19.5% in the three months ended June 30, 2006. This increase in operating expenses as a percentage of revenues is primarily due to the $2.5 million compensation charge related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his existing employment agreement. Operating expenses, excluding the compensation charge, as a percentage of revenues were 18.2% in the three months ended June 30, 2007. The decrease in operating expenses as a percentage of revenues, excluding the compensation charge, as compared to the three months ended June 30, 2006, is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by increased general insurance costs and engineering costs.
     Income Taxes. Income tax expense for the three months ended June 30, 2007 was $3.3 million as compared to $2.4 million in the three months ended June 30, 2006. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 38.0% in the three months ended June 30, 2007 compared to 35.8% in the three months ended June 30, 2006. The higher rate in the 2007 period resulted primarily from certain compensation expenses being non-deductible under Section 162(m) along with the increase in our federal statutory tax rate from 34% to 35%.
     Income from Continuing Operations. Income from continuing operations was $5.3 million in the three months ended June 30, 2007 compared with $4.4 million in the three months ended June 30, 2006 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the three months ended June 30, 2007 was $(1.1) million as compared to $(50,000) in the three months ended June 30, 2006. The increase in loss is due to a jury verdict during the three months ended June 30, 2007, against one of the Company’s discontinued businesses. See further discussion in Note 9 to our condensed consolidated financial statements.
Six Months ended June 30, 2007 Compared with Six Months ended June 30, 2006
     Revenues. Revenues increased $26.1 million, or 35.4%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. This increase is also the result of increased customer orders for our pipeline and wellhead product lines due to geographic expansion and original equipment products. As a result, backlog for our pressure and flow control and pipeline product lines has increased approximately 9% from $56.7 million at June 30, 2006 to $61.8 million at June 30, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 64% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. In addition, our original equipment product revenues accounted for approximately 74% of total revenues during the six months ended June 30, 2007, as compared to 61% of total revenues during the same period in 2006. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues.
     Cost of Revenues. Cost of revenues increased $16.1 million, or 34.6%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 37.3% in the six months ended June 30, 2007 compared to 36.9% in the six months ended June 30, 2006. Gross profit margin was higher in 2007 primarily due to improved pricing and manufacturing efficiencies. Also, the six months ended June 30, 2006 included the initial costs associated with our expansion into East Texas, Casper and Indianapolis, along with various costs related to training of new employees at our existing facilities. This is partially offset with increased depreciation costs associated with the increase in our manufacturing capacity, lower absorption of fixed costs associated with our wellhead and pipeline geographic expansion during the first quarter of 2007, higher self-insured medical costs, and increased research and development costs.
     Operating Expenses. Operating expenses increased $6.1 million, or 42.6%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Operating expenses as a percentage of revenues were 20.5% in the six months ended June 30, 2007 compared to 19.4% in the six months ended June 30, 2006. This increase in operating expenses as a percentage of revenues is primarily due to the $2.5 million compensation charge related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his existing employment agreement. Operating expenses, excluding the compensation charge, as a percentage of revenues were 18.0% in the six months ended June 30, 2007. The decrease in operating expenses as a percentage of revenues, excluding the compensation charge, as compared to the six months ended June 30, 2006, is due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This is partially offset by increased general insurance costs and engineering costs.
     Income Taxes. Income tax expense for the six months ended June 30, 2007 was $6.5 million as compared to $4.6 million in the six months ended June 30, 2006. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 37.5% in the six months ended June 30, 2007 compared to 36.0% in the six months ended June 30, 2006. The higher rate in the 2007 period resulted primarily from certain compensation expenses being non-deductible under Section 162(m) along with the increase in our federal statutory tax rate from 34% to 35%.

     Income from Continuing Operations. Income from continuing operations was $10.8 million in the six months ended June 30, 2007 compared with $8.2 million in the six months ended June 30, 2006 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2007 was $(1.1) million as compared to $(0.1) million in the six months ended June 30, 2006. The increase in loss is due to a jury verdict during the second quarter of 2007 against one of the Company’s discontinued businesses. See further discussion in Note 9 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     At June 30, 2007, we had working capital of $74.7 million, no long-term or current debt and stockholders’ equity of $169.7 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2007 compared to $6.9 million for the six months ended June 30, 2006. The decrease in net cash provided by operating activities was primarily attributable to increases in our receivables and inventory due to increased sales and production activity in 2007, along with increased tax deposits due to higher taxable income during 2007.
     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the six months ended June 30, 2007 and 2006, we made capital expenditures of approximately $2.2 million and $5.2 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in the six months ended June 30, 2006 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the six months ended June 30, 2007.
     Net Cash Provided by Financing Activities. Sources of cash from financing activities primarily include proceeds from issuances of common stock, proceeds from the exercise of warrants and stock options, and borrowings under our senior credit facility. Financing activities provided net cash of $27.9 million for the six months ended June 30, 2007 as compared to net cash of $1.2 million provided in the six months ended June 30, 2006. We received net proceeds of $22.7 million from the common stock issued and $4.0 million from the warrants exercised in connection with the April 2007 offering (see Note 10 to our condensed consolidated financial statements). We also received proceeds of $0.8 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively, from the exercise of stock options. We made net borrowings (repayments) on our senior credit facility of ($0.1) million and $1.0 million during the six months ended June 30, 2007 and 2006, respectively.
     Principal Debt Instruments. As of June 30, 2007, there was no outstanding balance on our senior credit facility, and our availability was $74.8 million.
     Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2007, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. On July 13, 2007, we extended the maturity date of our senior credit facility to September 30, 2008. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. We have the option to choose between prime and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of June 30, 2007, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and ranges from the Canadian prime rate plus 0.75% to the Canadian prime rate plus 2.00%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of June 30, 2007, there was no outstanding balance on our Canadian revolving credit facility.
     On April 27, 2006, we entered into an amendment to our senior credit facility increasing the amount of capital expenditures that we may make in a fiscal year from 25% of EBITDA of the Company for the immediately preceding fiscal year to $15 million, and the minimum expiration date for letters of credit from two years after the date of issuance to three years after the date of issuance.
     On April 23, 2007, we closed an underwritten offering among us, the Selling Stockholder and the Underwriters, pursuant to which we sold 1,000,059 shares of our common stock for net proceeds of approximately $22.7 million, and the Selling Stockholder sold 4,879,316 shares of common stock pursuant to an effective shelf registration statement on Form S-3, as amended and supplemented by the prospectus supplement dated April 17, 2007. Of the shares sold by the Selling Stockholder, 313,943 had been acquired through the Selling Stockholder’s exercise of warrants to purchase our common stock for $12.80 per share. As a result, we received proceeds of approximately $4.0 million through the exercise by the Selling Stockholder of these warrants. We have used a portion of the net proceeds of this offering to repay amounts that were outstanding under our senior credit facility, and a portion for working capital and general corporate purposes, including a change of control payment in the amount of $1.6 million that was made to our chief executive officer pursuant to the terms of his existing employment agreement. Of the remaining proceeds, we intend to use up to $10.0 million to fund the planned expansion of our facilities and increase our manufacturing capacity, $2.5 million to exercise the purchase option on one of our facilities and the remainder for working capital and general corporate purposes.
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, including the planned expansion of our manufacturing capacity, continued new product development and expansion of our geographic areas of operation.
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

     A summary of our outstanding contractual obligations and other commercial commitments at June 30, 2007 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt	$—	$—	$—	$—	$—
Letters of credit	179	55	124	—	—
Operating leases	5,279	2,060	2,452	742	25

Total contractual obligations	$5,458	$2,115	$2,576	$742	$25

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
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of June 30, 2007, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Approximately 2% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $1.3 million adjustment to our equity account for the six months ended June 30, 2007 to reflect the net impact of the change in foreign currency exchange rate.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The Company has accrued approximately $1.1 million, net of tax, as a loss from discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2007.
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
     We have experienced significant revenue growth in 2006 and the first half of 2007. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     At June 30, 2007, our backlog was approximately $61.8 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of June 30, 2007, we had approximately $71.2 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended December 31, 2007, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors. We are currently undertaking a comprehensive effort in preparation for compliance with Section 404. This effort includes the documentation and evaluation of our internal controls under the direction of our management. We have been making various changes to our internal control over financial reporting as a result of our review efforts. To date, we have not identified any material weaknesses in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board. Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements. If we are unable to successfully implement the requirements of Section 404, it will prevent our independent auditors from issuing an unqualified attestation report on a timely basis as required by Section 404. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
Risks Related to Our Common Stock
The market price of our common stock may be volatile or may decline regardless of our operating performance.
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended June 30, 2007, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $16.50 to a high of $34.96 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Stockholders of the Company was held on May 24, 2007.
a.	The following nominee was elected at that meeting as Class III director:

	Number of Votes
Name of Nominee	For	Withheld
Stephen A. Snider	9,656,371	128,430
b.	The result of the vote to approve the amendment to the Certificate of Incorporation to increase the number of authorized shares of preferred stock from 5,000,000 to 25,000,000 and the number of authorized shares of common stock from 20,000,000 to 50,000,000 was as follows:

Number of Votes
For	Against	Abstain	Non-Votes
5,906,571	1,785,323	458,908	1,633,999
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit Number	Identification of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July 2007.

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