Form 10-Q
period 2007-09-30
T-3 ENERGY SERVICES INC
filed 2007-11-05
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 5, 2007, the registrant had 12,208,140 shares of common stock outstanding.

FORM 10-Q
PART I

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,967	$3,393
Accounts receivable – trade, net	29,813	25,634
Inventories	39,289	27,227
Notes receivable, current portion	48	14
Deferred income taxes	3,231	2,208
Prepaids and other current assets	3,660	5,557

Total current assets	112,008	64,033

Property and equipment, net	26,343	24,639
Notes receivable, less current portion	291	325
Goodwill, net	71,759	70,569
Other intangible assets, net	2,306	2,510
Equity investment in unconsolidated affiliate	945	—
Other assets	806	567

Total assets	$214,458	$162,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$15,797	$14,453
Accrued expenses and other	14,789	14,457
Current maturities of long-term debt	—	85

Total current liabilities	30,586	28,995

Other long-term liabilities	1,070	34
Deferred income taxes	3,986	3,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 and 5,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 and 20,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively, 12,201,359 and 10,762,016 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	12	11
Warrants, 13,919 and 327,862 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	27	644
Additional paid-in capital	157,111	126,054
Retained earnings	18,655	2,672
Accumulated other comprehensive income	3,011	779

Total stockholders’ equity	178,816	130,160

Total liabilities and stockholders’ equity	$214,458	$162,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Products	$42,903	$33,439	$121,743	$86,903
Services	10,327	10,744	31,320	31,028

	53,230	44,183	153,063	117,931

Cost of revenues:
Products	27,493	20,826	77,332	55,349
Services	6,370	6,529	19,125	18,515

	33,863	27,355	96,457	73,864

Gross profit	19,367	16,828	56,606	44,067

Operating expenses	8,789	8,723	29,230	23,056

Income from operations	10,578	8,105	27,376	21,011

Interest expense	98	234	354	744

Interest income	(424)	(6)	(705)	(18)

Equity in earnings of unconsolidated affiliate	(175)	—	(485)	—

Other income, net	(126)	(205)	(295)	(681)

Income from continuing operations before provision for income taxes	11,205	8,082	28,507	20,966

Provision for income taxes	3,984	2,978	10,474	7,613

Income from continuing operations	7,221	5,104	18,033	13,353

Loss from discontinued operations, net of tax	(92)	(20)	(1,167)	(150)

Net income	$7,129	$5,084	$16,866	$13,203

Basic earnings (loss) per common share:
Continuing operations	$.59	$.48	$1.56	$1.26

Discontinued operations	$—	$—	$(.10)	$(.01)

Net income per common share	$.59	$.48	$1.46	$1.25

Diluted earnings (loss) per common share:
Continuing operations	$.58	$.46	$1.52	$1.23

Discontinued operations	$(.01)	$—	$(.10)	$(.01)

Net income per common share	$.57	$.46	$1.42	$1.22

Weighted average common shares outstanding:
Basic	12,170	10,625	11,550	10,601

Diluted	12,523	11,003	11,879	10,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$16,866	$13,203
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,167	150
Bad debt expense	171	78
Depreciation and amortization	3,181	2,550
Amortization of deferred loan costs	189	186
Loss on sale of assets	12	41
Deferred taxes	(266)	628
Equity in earnings of unconsolidated affiliate	(485)	—
Employee stock-based compensation expense	2,463	1,308
Amortization of stock compensation	—	1
Excess tax benefits from stock-based compensation	(653)	(217)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	(3,985)	(6,621)
Inventories	(11,496)	(9,216)
Prepaids and other current assets	2,034	4,812
Other assets	(796)	(26)
Accounts payable – trade	1,128	2,652
Accrued expenses and other	(776)	3,185

Net cash provided by operating activities	8,754	12,714

Cash flows from investing activities:
Purchases of property and equipment	(4,305)	(7,436)
Proceeds from sales of property and equipment	40	164
Cash paid for acquisitions, net of cash acquired	—	(2,248)
Equity investment in unconsolidated affiliate	(460)	—
Collections on notes receivable	—	38

Net cash used in investing activities	(4,725)	(9,482)

Cash flows from financing activities:
Net repayments under revolving credit facility	(85)	(2,547)
Payments on long-term debt	—	(36)
Net proceeds from issuance of common stock	22,742	—
Proceeds from exercise of warrants	4,018	—
Proceeds from exercise of stock options	1,152	443
Excess tax benefits from stock-based compensation	653	217

Net cash provided by (used in) financing activities	28,480	(1,923)

Effect of exchange rate changes on cash and cash equivalents	65	(58)

Cash flows of discontinued operations:
Operating cash flows	—	(171)
Investing cash flows	—	—
Financing cash flows	—	—

Net cash used in discontinued operations	—	(171)

Net increase in cash and cash equivalents	32,574	1,080
Cash and cash equivalents, beginning of period	3,393	1,162

Cash and cash equivalents, end of period	$35,967	$2,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$7,129	$5,084	$16,866	$13,203

Other comprehensive income (loss):
Foreign currency translation adjustment	980	(22)	2,232	395

Comprehensive income	$8,109	$5,062	$19,098	$13,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. On the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006, the Company has reclassified cost of revenues of $447,000 and $1,063,000, respectively, from products to services to conform with current period classification.
Equity Method Investments
     On July 20, 2005, the Company entered into a joint participation agreement with Servicios Y Maquinaria De Mexico, S.A. de C.V. (“SYMMSA”), a subsidiary of GRUPO R, a conglomerate of companies that provide services to the energy and industrial sectors in Mexico. Each party to the joint venture has equal operational control. Under the terms of the agreement, the Company provides the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture commenced operations in the first quarter of 2007 and the Company has accounted for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” as discussed further in Note 3.
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
     The acquisition discussed above was accounted for using the purchase method of accounting. Results of operations for the above acquisition are included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The balances included in the condensed consolidated balance sheets at December 31, 2006 and September 30, 2007 are final. No material changes to the preliminary allocations were made during 2006 and 2007. The KC Machine acquisition is not material to the Company’s condensed consolidated financial statements, and therefore pro forma information is not presented.
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
     There were no net revenues from discontinued operations for the three and nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, loss before benefit for income taxes from discontinued operations was approximately $0.1 million and $24,000, respectively. For the nine months ended September 30, 2007 and 2006, loss before benefit for income taxes from discontinued operations was approximately $1.8 million and $0.2 million, respectively. The loss for the nine months ended September 30, 2007 is the result of a jury verdict against one of the Company’s discontinued businesses. See Note 9 for additional information.
3.	EQUITY INVESTMENT IN UNCONSOLIDATED AFFILIATE
     On July 20, 2005, the Company entered into a joint participation agreement with SYMMSA. Each party to the joint venture owns a 50% interest in its common stock and has equal operational control. Under the terms of the agreement, the Company provides the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture commenced operations in the first quarter of 2007 and the Company has accounted for its investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     The Company’s investment in the joint venture at September 30, 2007 totals $945,000, which is comprised of $460,000 of cash contributions, $149,000 related to its share of the income of the joint venture and $336,000 related to the amortization of the difference between the amount of the Company’s investment and the amount of the underlying equity in net assets of the joint venture. The difference between the amount of the Company’s investment and the amount of the underlying equity in net assets of the joint venture is being amortized over five years, the expected life of the contributed assets. The Company’s investment in the joint venture is not material to its condensed consolidated financial statements, and therefore summarized financial information for the joint venture is not presented.
4.	INVENTORIES
     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$6,678	$4,547
Work in process	15,908	11,826
Finished goods and component parts	16,703	10,854

	$39,289	$27,227

5.	DEBT
     The Company’s senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2008, that can be increased by up to $25 million (not to exceed a total commitment of $75 million). The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. During August 2005, the Company amended its senior credit facility to provide for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of September 30, 2007, there were no outstanding borrowings under both the senior credit facility and the Canadian revolving credit facility. See Note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to the Company’s debt.
     On October 26, 2007 the Company amended and restated its senior credit facility. See Note 12 included herein for additional information.
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
     The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2007 and 2006, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Income from continuing operations	$7,221	$5,104
Loss from discontinued operations	(92)	(20)

Net income	$7,129	$5,084

Denominator:
Weighted average common shares outstanding — basic	12,170	10,625
Shares for dilutive stock options, restricted stock and warrants	353	378

Weighted average common shares outstanding — diluted	12,523	11,003

Basic earnings (loss) per common share:
Continuing operations	$.59	$.48
Discontinued operations	—	—

Net income per common share	$.59	$.48

Diluted earnings (loss) per common share:
Continuing operations	$.58	$.46
Discontinued operations	(.01)	—

Net income per common share	$.57	$.46

     For the three months ended September 30, 2007 and 2006, there were 33,000 and 5,325 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2006, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period did not exceed the target market price.

	Nine Months Ended
	September 30,
	2007	2006
Numerator:
Income from continuing operations	$18,033	$13,353
Loss from discontinued operations	(1,167)	(150)

Net income	$16,866	$13,203

Denominator:
Weighted average common shares outstanding — basic	11,550	10,601
Shares for dilutive stock options, restricted stock and warrants	329	280

Weighted average common shares outstanding — diluted	11,879	10,881

Basic earnings (loss) per common share:
Continuing operations	$1.56	$1.26
Discontinued operations	(.10)	(.01)

Net income per common share	$1.46	$1.25

Diluted earnings (loss) per common share:
Continuing operations	$1.52	$1.23
Discontinued operations	(.10)	(.01)

Net income per common share	$1.42	$1.22

     For the nine months ended September 30, 2007 and 2006, there were 39,850 and 5,325 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2006, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period did not exceed the target market price.

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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended September 30:
2007
Revenues	$53,230	$—	$53,230
Depreciation and amortization	766	319	1,085
Income (loss) from operations	14,122	(3,544)	10,578
Capital expenditures	1,862	196	2,058
2006
Revenues	$44,183	$—	$44,183
Depreciation and amortization	610	286	896
Income (loss) from operations	11,369	(3,264)	8,105
Capital expenditures	1,982	225	2,207

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Nine months ended September 30:
2007
Revenues	$153,063	$—	$153,063
Depreciation and amortization	2,213	968	3,181
Income (loss) from operations	38,892	(11,516)	27,376
Capital expenditures	3,721	584	4,305
2006
Revenues	$117,931	$—	$117,931
Depreciation and amortization	1,790	760	2,550
Income (loss) from operations	29,576	(8,565)	21,011
Capital expenditures	6,547	889	7,436
8. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1.0 million. Included in the balance of unrecognized tax benefits at January 1, 2007, are $0.5 million of tax positions that, if recognized in future periods, would impact the Company’s effective tax rate. The

Company’s liability for unrecognized tax benefits decreased $0.1 million during the three months ended September 30, 2007, due to the expiration of statute of limitations.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has accrued $0.3 million as of September 30, 2007, for the potential payment of interest and penalties. During the three and nine months ended September 30, 2007, the Company recognized $0.06 million and $0.08 million, respectively, in potential interest and penalties associated with uncertain tax positions.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002. All years for foreign jurisdictions are subject to tax examinations by tax authorities. The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.04 million during the next twelve months due to the expiration of statute of limitations.
     Section 162(m) of the Internal Revenue Code denies the Company a tax deduction for annual compensation in excess of $1 million paid to its Chief Executive Officer, unless the compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by the Company’s stockholders. Based on this authority, the Company’s ability to deduct compensation expense generated in connection with the exercise of options granted under its stock incentive plan should not be limited by Section 162(m). The Company’s stock incentive plan has been designed to provide flexibility with respect to whether restricted stock awards will qualify as performance-based compensation under Section 162(m) and, therefore, be exempt from the deduction limit. If the forfeiture restrictions relating to a restricted stock award are based solely upon the satisfaction of one of the performance criteria set forth in the stock incentive plan, then the compensation expense relating to the award should be deductible by the Company if the restricted stock award becomes vested. However, compensation expense deductions relating to a restricted stock award will be subject to the Section 162(m) deduction limitation if the award becomes vested based upon any other criteria set forth in the award (such as vesting based upon continued employment with the Company or upon a change of control). A portion of the restricted stock awards granted to the Company’s Chief Executive Officer in 2006, which were subject to vesting based on continued employment with the Company, and which have since become fully vested pursuant to a change of control provision in the Chief Executive Officer’s employment agreement, are subject to the Section 162(m) deduction limitation. In addition, the portion of total salary and bonus compensation that exceeds one million dollars for the Company’s Chief Executive Officer does not so qualify and is subject to the limitation on deductibility under Section 162(m). As a result, the $2.5 million change of control compensation charge recorded by the Company during the nine months ended September 30, 2007, is not fully deductible.
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
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The Company has accrued approximately $1.1 million, net of tax, as a loss from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
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
     At September 30, 2007, the Company had no significant letters of credit outstanding.
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
     The sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering described above constituted a “change of control” pursuant to the terms of the Company’s employment agreement with Gus D. Halas, the Company’s Chairman, President and Chief Executive Officer. As a result, Mr. Halas was contractually entitled to a change of control payment from the Company of $1.6 million, which is two times the average of his salary and bonus over the past two years, and the immediate vesting of 66,667 unvested stock options with an exercise price of $12.31 and 75,000 unvested shares of restricted stock held by Mr. Halas. In the second quarter of 2007, the Company incurred a compensation charge of approximately $1.9 million, net of tax, or $0.16 per diluted share for the nine months ended September 30, 2007, related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by him pursuant to the terms of his existing employment agreement.
Common Stock
     The Company issued 125,341 shares of common stock during the nine months ended September 30, 2007 as a result of the granting of 10,000 shares of restricted stock to Gus D. Halas and the exercise of 115,341 stock options by employees under the Company’s 2002 Stock Incentive Plan. As described above, the Company also issued 1,000,059 shares of common stock pursuant to its stock offering and 313,943 shares as a result of the Selling Stockholder exercising its warrants.

Warrants
     During the nine months ended September 30, 2007, 313,943 warrants were exercised pursuant to the stock offering described above. At September 30, 2007, warrants to acquire 13,919 shares of common stock at $12.80 per share remain outstanding.
Additional Paid-In Capital
     During the nine months ended September 30, 2007, additional paid-in capital increased as a result of the common stock issued pursuant to the stock offering and warrant exercises described above. The increase is also a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
Cumulative Effect of a Change in Accounting Principle
     The Company recorded an $883,000 reduction to retained earnings as of January 1, 2007, in connection with the adoption of FIN 48.
11. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of September 30, 2007, the Company had 1,694,629 shares reserved for issuance in connection with the Plan.
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

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Expected volatility	40.00%	52.79%
Risk-free interest rate	4.64%	4.42%
Expected term (in years)	5	4
     The Company granted 447,850 and 402,000 options during the nine months ended September 30, 2007 and 2006, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $9.38 and $5.58, respectively. The Company recognized $1,633,000 and $711,000 of employee stock-based compensation expense related to stock options during the nine months ended September 30, 2007 and 2006, respectively. The stock-based compensation expense related to stock options for the nine months ended September 30, 2007 includes a charge of $317,000 related to the immediate vesting of 66,667 unvested stock options held by Mr. Halas pursuant to the terms of his existing employment agreement as described in Note 10.

     On September 14, 2007, the Company and Gus D. Halas entered into an Employment Agreement (“the Agreement”) which provides for a Stock Option Agreement (the “Stock Option Agreement”) that grants stock options to purchase 30,000 shares of the Company’s common stock at a strike price of $34.17 per share. These options shall vest in 1/3rd increments over three years, provided that Mr. Halas remains employed with the Company through these vesting dates. The Agreement also provides for two additional stock option awards of 30,000 shares each to be granted on September 14, 2008 and September 14, 2009. The additional stock options shall vest in 1/3rd increments over three years from their grant dates, provided that Mr. Halas remains employed with the Company through these vesting dates.
Restricted Stock Awards
     The Employment Agreement described above also provides for a Restricted Stock Award Agreement (the “Stock Agreement”) that grants 10,000 shares of the Company’s restricted common stock to Gus D. Halas. Pursuant to the Stock Agreement, these shares will vest on September 14, 2008, provided that Mr. Halas remains employed with the Company through this vesting date. The Agreement also provides for two additional restricted stock awards of 10,000 shares each to be granted on September 14, 2008 and September 14, 2009. The additional restricted stock awards shall vest on the first anniversary of their respective grant dates, provided that Mr. Halas remains employed with the Company through these vesting dates.
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
     The Company recognized $830,000 and $597,000 of employee stock-based compensation expense related to the restricted stock awards during the nine months ended September 30, 2007 and 2006, respectively.
12. SUBSEQUENT EVENTS
     On October 29, 2007, the Company entered into a Stock Purchase Agreement (the “EEC Agreement”) with Energy Equipment Corporation (“EEC”), Energy Equipment Group, Inc. (“EEG”), and the stockholders of EEG to acquire all of the outstanding stock of EEC, and a Stock Purchase Agreement (the “HP&T Agreement”) with HP&T Products, Inc. (“HP&T”) and the stockholders of HP&T to acquire all of the outstanding stock of HP&T. The acquisitions subsequently closed on October 30, 2007.
     Energy Equipment Corporation manufactures valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperatures, and highly corrosive environments. HP&T Products, Inc. designs and manufactures gate valves, manifolds, chokes and other products and is the design engineering arm for EEC. Both companies are headquartered in Houston, Texas.
     Under the terms of the EEC Agreement, the purchase price for all of the outstanding stock of EEC on a debt-free basis was $66,833,200 along with the reimbursement of certain capital expenditures of up to $4,000,000. The purchase price is subject to a post-closing purchase price adjustment based on the consolidated net working capital of EEC as of the closing. A portion of the purchase price in the amount of $3,400,000 will be held in escrow for a period of one year following the closing of the acquisition to satisfy (i) certain indemnification claims that may arise and (ii) any purchase price shortfall after completion of the post-closing net working capital adjustment. An additional portion of the purchase price in the amount of $10,300,000 will be set aside in a separate account in the name of EEG for a period of 18 months from the closing of the acquisition to satisfy certain indemnification claims. The consideration paid was funded with cash on hand and the new senior credit facility described below. In connection with the EEC acquisition, the Company also entered into two employment agreements with certain key employees of EEC.
     Under the terms of the HP&T Agreement, the purchase price for all of the outstanding stock of HP&T on a cash-free and debt-free basis was $25,600,000. The purchase price is also subject to a post-closing purchase price adjustment based on the consolidated net working capital of HP&T as of the closing. The consideration paid was funded with cash on hand and the new senior credit facility described below. The HP&T Agreement also contains an option for the Company to purchase certain complementary assets of the sellers in India within 210 days of the effective date of the HP&T Agreement. In connection with the HP&T acquisition, the Company also entered into one employment agreement with a key employee of HP&T.
     On October 26, 2007, the Company amended and restated its senior credit facility with Wells Fargo Bank, National Association, Comerica Bank, DnB NOR Bank ASA, JPMorgan Chase Bank, N.A., and Royal Bank of Canada (the “Credit Agreement”). The Credit Agreement provides for a $180 million revolving line of credit, maturing October 26, 2012, that can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The Credit Agreement includes a U.S swing line subfacility up to $25 million, a Canadian swing line subfacility up to $5 million, a U.S. letter of credit subfacility up to $50 million, and a Canadian letter of credit subfacility up to $5 million. The aggregate principal amount outstanding of all U.S. swing line advances, U.S. revolving credit advances and U.S. letters of credit may at no time exceed the aggregate U.S. revolving credit commitment of $175 million. The aggregate principal amount outstanding of all Canadian swing line advances, Canadian advances and Canadian letters of credit may at no time exceed the aggregate Canadian commitment of $5 million. The applicable interest rate of the Credit Agreement is governed by the Company’s leverage ratio and ranges from the Base Rate (as defined in the Credit Agreement) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. The Credit Agreement provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a minimum interest coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The Credit Agreement is collateralized by substantially all of the Company’s assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 67%, 20% and 13% of our total revenues, respectively, for the three months ended September 30, 2007, and 68%, 18% and 14% of our total revenues, respectively, for the nine months ended September 30, 2007. We offer “original equipment products”, which we define as products that we design or manufacture, and aftermarket parts and services for each product line. Original equipment products generated 76% and 75% and aftermarket parts and services generated 24% and 25%, respectively, of our total revenues for the three and nine months ended September 30, 2007.
Recent Developments
     On October 29, 2007, we entered into a Stock Purchase Agreement (the “EEC Agreement”) with Energy Equipment Corporation (“EEC”), Energy Equipment Group, Inc. (“EEG”), and the stockholders of EEG to acquire all of the outstanding stock of EEC, and a Stock Purchase Agreement (the “HP&T Agreement”) with HP&T Products, Inc. (“HP&T”) and the stockholders of HP&T to acquire all of the outstanding stock of HP&T. The acquisitions subsequently closed on October 30, 2007.
     Energy Equipment Corporation manufactures valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperatures, and highly corrosive environments. HP&T Products, Inc. designs and manufactures gate valves, manifolds, chokes and other products and is the design engineering arm for EEC. Both companies are headquartered in Houston, Texas.
     Under the terms of the EEC Agreement, the purchase price for all of the outstanding stock of EEC on a debt-free basis was $66,833,200 along with the reimbursement of certain capital expenditures of up to $4,000,000. The purchase price is subject to a post-closing purchase price adjustment based on the consolidated net working capital of EEC as of the closing. A portion of the purchase price in the amount of $3,400,000 will be held in escrow for a period of one year following the closing of the acquisition to satisfy (i) certain indemnification claims that may arise and (ii) any purchase price shortfall after completion of the post-closing net working capital adjustment. An additional portion of the purchase price in the amount of $10,300,000 will be set aside in a separate account in the name of EEG for a period of 18 months from the closing of the acquisition to satisfy certain indemnification claims. The consideration paid was funded with cash on hand and the new senior credit facility described below. In connection with the EEC acquisition, we also entered into two employment agreements with certain key employees of EEC.
     Under the terms of the HP&T Agreement, the purchase price for all of the outstanding stock of HP&T on a cash-free and debt-free basis was $25,600,000. The purchase price is also subject to a post-closing purchase price adjustment based on the consolidated net working capital of HP&T as of the closing. The consideration paid was funded with cash on hand and the new senior credit facility described below. The HP&T Agreement also contains an option for us to purchase certain complementary assets of the sellers in India within 210 days of the effective date of the HP&T Agreement. In connection with the HP&T acquisition, we also entered into one employment agreement with a key employee of HP&T.
     On October 26, 2007, we amended and restated our senior credit facility with Wells Fargo Bank, National Association, Comerica Bank, DnB NOR Bank ASA, JPMorgan Chase Bank, N.A., and Royal Bank of Canada (the “Credit Agreement”). The Credit Agreement provides for a $180 million revolving line of credit, maturing October 26, 2012, that can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The Credit Agreement includes a U.S swing line subfacility up to $25 million, a Canadian swing line subfacility up to $5 million, a U.S. letter of credit subfacility up to $50 million, and a Canadian letter of credit subfacility up to $5 million. The aggregate principal amount outstanding of all U.S. swing line advances, U.S. revolving credit advances and U.S. letters of credit may at no time exceed the aggregate U.S. revolving credit commitment of $175 million. The aggregate principal amount outstanding of all Canadian swing line advances, Canadian advances and Canadian letters of credit may at no time exceed the aggregate Canadian commitment of $5 million. The applicable interest rate of the Credit Agreement is governed by our leverage ratio and ranges from the Base Rate (as defined in the Credit Agreement) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. The Credit Agreement provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The Credit Agreement is collateralized by substantially all of our assets.
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
     On July 20, 2005, we entered into a joint participation agreement with SYMMSA. Each party to the joint venture has equal operational control. Under the terms of the agreement, we provide the joint venture with its pressure control products and services, trademark and trade name, license know how and other services. SYMMSA provides the joint venture with the exclusive use of its real estate, building facilities, machinery and equipment, labor force and assists the joint venture in its marketing and sales efforts in Mexico. The joint venture commenced operations in the first quarter of 2007 and we have accounted for our investment in the joint venture under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
Strategy
     Our strategy is to better position ourselves to capitalize on increased drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. We invested approximately $7.6 million during the first nine months of 2007 and during 2006 on this expansion effort, which includes increasing our BOP manufacturing capacity from ten to 25 units per month by upgrading and expanding our machining capabilities at our existing facilities, along with our expansion into Conway, Arkansas during 2007 and Buffalo and Tyler, Texas, Casper, Wyoming and Indianapolis, Indiana by opening four facilities during 2006. We expect to invest up to $7.8 million over the remainder of 2007 and the first half of 2008 to expand capacity by:
•	expanding our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	opening additional facilities for our wellhead product line;

•	opening additional facilities for our pipeline product line; and

•	expanding our elastomer producing capacity in North America.

•	Continue new product development. Since April 2003, we have introduced 86 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. To support our expansion, we have increased our engineering department staff to 27 employees and contract personnel as of September 30, 2007. A significant portion of this increase in engineering staff is related to our increased focus on our wellhead product line.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin and the Rocky Mountain and Appalachian regions. For example, during 2006, we continued our expansion into the Rocky Mountain region by acquiring KC Machine LLC, located in Rock Springs, Wyoming, and opening a facility in Casper, Wyoming. In addition, we expanded into the East Texas Region by opening two facilities, the Midwest region by opening a facility in Indianapolis, Indiana and, during 2007, established a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. For example, in October of 2007 we acquired Energy Equipment Corporation and HP&T Products, Inc., both located in Houston, Texas, which will allow us to continue our commitment to developing engineered products for both surface and subsea applications. Also, in the first quarter of 2007 we entered into an agreement with Gefro Oilfield Services ASA to market our products and services and serve as an authorized repair center from their base in Stavanger, Norway. In 2006, we acquired KC Machine LLC, located in Rock Springs, Wyoming, to continue our expansion of our pressure and flow control, wellhead and pipeline products and services to customers located in the Rocky Mountain region. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
September 30, 2005	$63.19	$9.64	1,428	497	911
December 31, 2005	$60.00	$12.80	1,478	572	929
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     We believe our outlook for the remainder of 2007 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog and outstanding quotes, especially for our pressure and flow control product line, continues to remain constant. Assuming commodity prices remain at current levels or increase, we expect that the continued high levels of drilling activity in the United States and the increased demand for our products to be shipped internationally will result in consistent levels of backlog.
     Over the remainder of 2007, we expect that our increased manufacturing capacity gained through our facility expansions will have a positive effect on our revenues. Additionally, we plan to continue to increase our manufacturing capacity through facility expansions and operational improvements, selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue to improve our response time to customer demands and enable us to continue to build market share.
     Looking into the remainder of 2007 and assuming commodity prices remain at current levels or increase, we expect average rig activity, excluding Canada, to remain at its current levels, and we expect our original equipment products sales to be higher than our 2006 levels due to our product acceptance by the industry, new product introductions, significant capital and geographical expansions and continued rapid response time to customers. However, we cannot assure you that commodity prices will remain at high levels and our results will also be dependent on the pace and level of activities in the markets that we serve.

Results of Operations
Three Months ended September 30, 2007 Compared with Three Months ended September 30, 2006
     Revenues. Revenues increased $9.0 million, or 20.5%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our pressure and flow control products resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. As a result of the continued strong demand for our products and services, our quoting activity continues to be strong, and outstanding quotes for our pressure and flow control product line have increased from September 2006 to September 2007. This revenue increase is also the result of increased customer orders for our pipeline and wellhead product lines due to geographic expansion and original equipment products. Our pipeline and wellhead product line revenues increased approximately 60% and 32%, respectively, from the three months ended September 30, 2006 to September 30, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 39% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. In addition, our original equipment product revenues accounted for approximately 76% of total revenues during the three months ended September 30, 2007, as compared to 65% of total revenues during the same period in 2006. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues. These revenue increases are partially offset by weaker activity for our Canadian operations.
     Cost of Revenues. Cost of revenues increased $6.5 million, or 23.8%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 36.4% in the three months ended September 30, 2007 compared to 38.1% in the three months ended September 30, 2006. Gross profit margin was lower in 2007 primarily due to our 2007 gross profit margins being affected by July 2006 pricing on a large choke order, cost overruns on four July 2006 quoted large bore blowout preventers at one of our pressure and flow control facilities where the manufacturing capacity expansion has not yet been completed, and increased depreciation costs associated with the increase in our manufacturing capacity.
     Operating Expenses. Operating expenses increased $0.1 million, or 0.8%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Operating expenses as a percentage of revenues were 16.5% in the three months ended September 30, 2007 compared to 19.7% in the three months ended September 30, 2006. This decrease in operating expenses as a percentage of revenues is primarily due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. This decrease is also due to $0.4 million of public offering costs incurred in the three months ended September 30, 2006. This is partially offset by increased general insurance costs and engineering costs.
     Income Taxes. Income tax expense for the three months ended September 30, 2007 was $4.0 million as compared to $3.0 million in the three months ended September 30, 2006. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 35.6% in the three months ended September 30, 2007 compared to 36.8% in the three months ended September 30, 2006. The lower rate in the 2007 period resulted primarily from higher deductions for certain expenses related to production activities and the increased availability of foreign tax credits, partially offset by the increase in our federal statutory tax rate from 34% to 35% and certain compensation expenses being non-deductible under Section 162(m) during the three months ended September 30, 2007.
     Income from Continuing Operations. Income from continuing operations was $7.2 million in the three months ended September 30, 2007 compared with $5.1 million in the three months ended September 30, 2006 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the three months ended September 30, 2007 was $0.1 million as compared to $20,000 in the three months ended September 30, 2006.

Nine Months ended September 30, 2007 Compared with Nine Months ended September 30, 2006
     Revenues. Revenues increased $35.1 million, or 29.8%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. As a result of the continued strong demand for our products and services, our quoting activity continues to be strong, and outstanding quotes for our pressure and flow control product line have increased from September 2006 to September 2007. This revenue increase is also the result of increased customer orders for our pipeline and wellhead product lines due to geographic expansion and original equipment products. Our pipeline and wellhead product line revenues increased approximately 95% and 26%, respectively, from the nine months ended September 30, 2006 to September 30, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 54% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In addition, our original equipment product revenues accounted for approximately 75% of total revenues during the nine months ended September 30, 2007, as compared to 63% of total revenues during the same period in 2006. The increase in our manufacturing capacity through facility expansions and improvements has also contributed to the increased revenues. These revenue increases are partially offset by weaker activity for our Canadian operations.
     Cost of Revenues. Cost of revenues increased $22.6 million, or 30.6%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 37.0% in the nine months ended September 30, 2007 compared to 37.4% in the nine months ended September 30, 2006. Gross profit margin was lower in 2007 primarily due to our third quarter 2007 gross profit margins being affected by July 2006 pricing on a large choke order, cost overruns on four July 2006 quoted large bore blowout preventers at one of our pressure and flow control facilities where the manufacturing capacity expansion has not yet been completed, and increased depreciation costs associated with the increase in our manufacturing capacity.
     Operating Expenses. Operating expenses increased $6.2 million, or 26.8%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Operating expenses as a percentage of revenues were 19.1% in the nine months ended September 30, 2007 compared to 19.6% in the nine months ended September 30, 2006. This decrease in operating expenses as a percentage of revenues is primarily due to operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. Additionally, this decrease is also due to $0.4 million of public offering costs incurred in the nine months ended September 30, 2006. This decrease in operating expenses was partially offset with the $2.5 million compensation charge related to the second quarter 2007 payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his existing employment agreement and higher general insurance costs and engineering costs.
     Income Taxes. Income tax expense for the nine months ended September 30, 2007 was $10.5 million as compared to $7.6 million in the nine months ended September 30, 2006. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 36.7% in the nine months ended September 30, 2007 compared to 36.3% in the nine months ended September 30, 2006. The higher rate in the 2007 period resulted primarily from certain compensation expenses being non-deductible under Section 162(m) along with the increase in our federal statutory tax rate from 34% to 35%, partially offset by higher deductions for certain expenses related to production activities and the increased availability of foreign tax credits during 2007.
     Income from Continuing Operations. Income from continuing operations was $18.0 million in the nine months ended September 30, 2007 compared with $13.4 million in the nine months ended September 30, 2006 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and October 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the nine months ended September 30, 2007 was $1.2 million as compared to $0.2 million in the nine months ended September 30, 2006. The increase in loss is due to a jury verdict during the second quarter of 2007 against one of the Company’s discontinued businesses. See further discussion in Note 9 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     At September 30, 2007, we had working capital of $81.4 million, no long-term or current debt and stockholders’ equity of $178.8 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $8.8 million for the nine months ended September 30, 2007 compared to $12.7 million for the nine months ended September 30, 2006. The decrease in net cash provided by operating activities was primarily attributable to increases in our receivables and inventory due to increased sales and production activity in 2007, along with increased tax deposits due to higher taxable income during 2007.
     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the nine months ended September 30, 2007 and 2006, we made capital expenditures of approximately $4.3 million and $7.4 million, respectively. Cash consideration paid for business acquisitions was $2.2 million in the nine months ended September 30, 2006 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the nine months ended September 30, 2007. We also made an equity investment of $0.5 million related to our joint venture in Mexico during the nine months ended September 30, 2007.
     Net Cash Provided by (Used In) Financing Activities. Sources of cash from financing activities primarily include proceeds from issuances of common stock, proceeds from the exercise of warrants and stock options, and borrowings under our senior credit facility. Financing activities provided net cash of $28.5 million for the nine months ended September 30, 2007 as compared to net cash of $1.9 million used in the nine months ended September 30, 2006. We received net proceeds of $22.7 million from the common stock issued and $4.0 million from the warrants exercised in connection with the April 2007 offering (see Note 10 to our condensed consolidated financial statements). We also received proceeds of $1.2 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively, from the exercise of stock options. We made net repayments on our senior credit facility of $0.1 million and $2.5 million during the nine months ended September 30, 2007 and 2006, respectively.
     Principal Debt Instruments. As of September 30, 2007, there was no outstanding balance on our senior credit facility, and our availability was $74.8 million.
     Our senior credit facility provides for a $50 million revolving line of credit, maturing September 30, 2008, that we can increase by up to $25 million (not to exceed a total commitment of $75 million) with the approval of the senior lenders. The senior credit facility consists of a revolving credit facility that includes a swing line subfacility up to $5 million and a letter of credit subfacility up to $5 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from prime plus 0.75% to 2.00% or LIBOR plus 1.75% to 3.00%. We have the option to choose between prime and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum consolidated net worth, and maximum leverage and senior leverage ratios. As of September 30, 2007, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a revolving loan subfacility and a letter of credit subfacility of up to an aggregate of U.S. $4.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and ranges from the Canadian prime rate plus 0.75% to the Canadian prime rate plus 2.00%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of September 30, 2007, there was no outstanding balance on our Canadian revolving credit facility.
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
     On September 14, 2007, the Company and Gus D. Halas, the Company’s Chairman, President and Chief Executive Officer, entered into an Employment Agreement (the “Agreement”). The Agreement has a three year term commencing on September 14, 2007. The Agreement provides for an annual base salary of $500,000 and an annual bonus based on the achievement of performance goals (“Target Annual Goals”) to be established annually by the Company’s board of directors or a committee thereof, in consultation with Mr. Halas. The annual bonus is targeted to equal 100% of Mr. Halas base salary, with a maximum bonus of 150% of his base salary. If the Company’s performance equals 115% of the Target Annual Goal, Mr. Halas will be entitled to a bonus at the 150% of base salary level. In addition, the Company granted Mr. Halas 10,000 shares of the Company’s restricted common stock pursuant to the Restricted Stock Award Agreement (as further discussed in Note 11 to the condensed consolidated financial statements) and 30,000 stock options to purchase shares of the Company’s common stock pursuant to the Stock Option Agreement (as further discussed in Note 11 to the condensed consolidated financial statements). The Agreement also provides for two additional restricted stock awards of 10,000 shares each and two additional stock option awards of 30,000 shares each to be granted on September 14, 2008 and September 14, 2009, respectively, for a total of an additional 20,000 shares of restricted stock and an additional 60,000 stock options. The additional restricted stock awards shall vest on the first anniversary of their respective grant dates, and the additional options shall vest in 1/3rd increments over three years, provided that Mr. Halas remains employed with the Company through these vesting dates. The Agreement contains standard confidentiality covenants with respect to the Company’s trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Halas no longer receives any payments under the Agreement. If Mr. Halas is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), the Company is required to pay Mr. Halas an amount equal to three times his annual base pay and bonus, equal to the average annual bonus pay for the prior two fiscal years of employment, and all stock options to purchase shares of the Company’s common stock and all restricted stock grants will be fully vested. In addition, if through the Company’s actions, Mr. Halas ceases to hold the title of Chairman, President or Chief Executive Officer, ceases to report directly to the board of directors, has any of his primary business responsibilities shifted to another employee that does not report directly to him or is transferred outside of Houston, Texas, and he resigns within 60 days after such event, the resignation will be deemed a termination without cause for purposes of the severance payments described above. Upon the occurrence of a change of control (as defined in the Agreement), the Company is required to promptly pay Mr. Halas an amount equal to three times his annual base pay and bonus, equal to the average annual bonus pay for the prior two fiscal years of employment, and all stock options to purchase shares of the Company’s common stock and all restricted stock grants will be fully vested; provided, that Mr. Halas will no longer be entitled to receive the severance payment described above in the event of his subsequent termination for any reason other than due to death, disability or cause.
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
     A summary of our outstanding contractual obligations and other commercial commitments at September 30, 2007 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$—	$—	$—	$—	$—
Letters of credit	179	117	62	—	—
Operating leases	5,593	2,122	2,707	755	9

Total contractual obligations	$5,772	$2,239	$2,769	$755	$9

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
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of September 30, 2007, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. Approximately 2.5% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a $2.2 million adjustment to our equity account for the nine months ended September 30, 2007 to reflect the net impact of the change in foreign currency exchange rate.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The Company has accrued approximately $1.1 million, net of tax, as a loss from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
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
     We have experienced significant revenue growth in 2006 and the first nine months of 2007. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as $11.37 per barrel to as high as $94.54 per barrel and natural gas prices have ranged from as low as $1.65 per million British thermal units, or MMBtu, to as high as $19.38 per MMBtu. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
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
     At September 30, 2007, our backlog was approximately $58.7 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
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
     We have pursued and intend to continue to pursue strategic acquisitions of complementary assets and businesses, such as our recent acquisitions of Energy Equipment Corporation and HP&T Products, Inc. as previously discussed. Acquisitions involve numerous risks, including:
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
     Since 2003, we have incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. As of September 30, 2007, we had approximately $71.8 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended September 30, 2007, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $18.23 to a high of $43.08 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit Number	Identification of Exhibit
10.1	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas

10.2	Form of Restricted Stock Award Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 20, 2002

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November 2007.

T-3 ENERGY SERVICES, INC.
By:	/s/ MICHAEL T. MINO
Michael T. Mino (Chief Financial
Officer and Vice President)

INDEX TO EXHIBITS

Exhibit
Number	Identification of Exhibit
10.1*	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas

10.2*	Form of Restricted Stock Award Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 20, 2002

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.