Form 10-Q
period 2008-03-31
T-3 ENERGY SERVICES INC
filed 2008-05-07
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2008
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
(Registrant’s telephone number, including area code): (713) 996-4110
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     At May 2, 2008, the registrant had 12,473,983 shares of common stock outstanding.

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,436	$9,522
Accounts receivable — trade, net	46,033	44,180
Inventories	47,891	47,457
Deferred income taxes	3,686	3,354
Prepaids and other current assets	4,059	5,824

Total current assets	110,105	110,337

Property and equipment, net	42,250	40,073
Goodwill, net	113,631	112,249
Other intangible assets, net	34,137	35,065
Other assets	2,889	2,838

Total assets	$303,012	$300,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$20,345	$20,974
Accrued expenses and other	15,915	15,156
Current maturities of long-term debt	74	74

Total current liabilities	36,334	36,204

Long-term debt, less current maturities	50,207	61,423
Other long-term liabilities	1,190	1,101
Deferred income taxes	11,564	11,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,467,023 and 12,320,341 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12	12
Warrants, 10,157 and 13,138 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	20	26
Additional paid-in capital	164,614	160,446
Retained earnings	36,550	27,039
Accumulated other comprehensive income	2,521	3,125

Total stockholders’ equity	203,717	190,648

Total liabilities and stockholders’ equity	$303,012	$300,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Products	$58,027	$37,839
Services	11,143	10,061

	69,170	47,900

Cost of revenues:
Products	35,104	24,313
Services	6,895	6,236

	41,999	30,549

Gross profit	27,171	17,351

Operating expenses	12,749	8,488

Income from operations	14,422	8,863

Interest expense	(892)	(153)

Interest income	39	22

Other income, net	140	1

Income from continuing operations before provision for income taxes.	13,709	8,733

Provision for income taxes	4,196	3,234

Income from continuing operations	9,513	5,499

Loss from discontinued operations, net of tax	(2)	—

Net income	$9,511	$5,499

Basic earnings per common share:
Continuing operations	$.77	$.51
Discontinued operations	—	—

Net income per common share	$.77	$.51

Diluted earnings per common share:
Continuing operations	$.75	$.51
Discontinued operations	—	—

Net income per common share	$.75	$.51

Weighted average common shares outstanding:
Basic	12,330	10,684

Diluted	12,763	10,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,511	$5,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	2	—
Bad debt expense	32	9
Depreciation and amortization	2,185	1,021
Amortization of deferred loan costs	55	63
Loss on sale of assets	—	9
Write-off of property and equipment, net	6	—
Deferred taxes	45	309
Employee stock-based compensation expense	1,013	596
Excess tax benefits from stock-based compensation	(1,013)	(4)
Equity in (earnings) loss of unconsolidated affiliate	(108)	16
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	(1,328)	(8,262)
Inventories	(433)	(4,075)
Prepaids and other current assets	4,777	3,418
Other assets	12	(197)
Accounts payable — trade	(721)	514
Accrued expenses and other	(1,252)	(40)

Net cash provided by (used in) operating activities	12,783	(1,124)

Cash flows from investing activities:
Purchases of property and equipment	(3,378)	(674)
Proceeds from sales of property and equipment	—	17
Cash paid for acquisitions, net of cash acquired	(2,318)	—

Net cash used in investing activities	(5,696)	(657)

Cash flows from financing activities:
Net borrowings (repayments) under swing line credit facility	(3,216)	1,558
Repayments on revolving credit facility	(8,000)	—
Payments on long-term debt	(91)	—
Debt financing costs	(20)	—
Proceeds from exercise of stock options	2,096	8
Proceeds from exercise of warrants	38	—
Excess tax benefits from stock-based compensation	1,013	4

Net cash provided by (used in) financing activities	(8,180)	1,570

Effect of exchange rate changes on cash and cash equivalents	7	(2)

Net decrease in cash and cash equivalents	(1,086)	(213)
Cash and cash equivalents, beginning of period	9,522	3,393

Cash and cash equivalents, end of period	$8,436	$3,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income	$9,511	$5,499

Other comprehensive income (loss):
Foreign currency translation adjustment	(604)	104

Comprehensive income	$8,907	$5,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). The Company’s 50% investment in its Mexico joint venture is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to conform prior year financial information to the current period presentation.
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
New Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Management adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have any impact on the Company’s consolidated financial position, results of operations and cash flows.
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
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On January 24, 2008, the Company completed the purchase of Pinnacle Wellhead, Inc., or Pinnacle, for approximately $2.4 million. Pinnacle is located in Oklahoma City, Oklahoma and has been in business for over twenty years as a service provider that assembles, tests, installs and performs repairs on wellhead production products, primarily in Oklahoma. The Company plans to expand the Pinnacle facility into a full service repair facility similar to its other locations. The acquisition was funded from the Company’s working capital and the use of its senior credit facility.

     On October 30, 2007, the Company completed the purchases of all of the outstanding stock of Energy Equipment Corporation, or EEC, and HP&T Products, Inc., or HP&T, for approximately $72.3 million and $25.9 million, respectively. A portion of the EEC purchase price in the amount of $3.4 million is being held in escrow for a period of one year following the closing of the acquisition to satisfy certain indemnifications claims that may arise. An additional portion of the EEC purchase price in the amount of $10.3 million has been set aside by Energy Equipment Group, Inc., the former stockholders of EEC, in a separate account in their name for a period of 18 months from the closing of the acquisition to satisfy certain contractual indemnification claims, if any. The Company also has an option to purchase certain complementary assets of HP&T in India within 270 days of the acquisition date at their fair value, or approximately $0.4 million. EEC manufactures valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperatures, and highly corrosive environments. HP&T designs gate valves, manifolds, chokes and other products. The acquisitions of EEC and HP&T demonstrate the Company’s commitment to developing engineered products for both surface and subsea applications. These acquisitions evolve from the Company’s growth strategy focused on improving its geographic presence and enhancing its product mix through complementary patented product additions. The acquisitions were funded from the Company’s working capital and the use of its senior credit facility.
     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. The balances included in the condensed consolidated balance sheets at December 31, 2007 and March 31, 2008 related to the EEC and HP&T acquisitions and, at March 31, 2008, related to the Pinnacle acquisition are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. No material changes to the EEC and HP&T preliminary allocations were made during 2008 and the Company does not anticipate any material changes to the allocations going forward. The Company does anticipate allocating a portion of the Pinnacle purchase price to Other Intangible Assets when final asset valuations are obtained, but does not expect this change to be material. The Pinnacle acquisition is not material to the Company’s condensed consolidated financial statements, and therefore a preliminary purchase price allocation and pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s Pinnacle acquisition which is presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2008 (dollars in thousands):

Fair value of tangible and intangible assets, net of cash acquired	$900
Goodwill recorded	1,725
Total liabilities assumed	(307)

Cash paid for acquisitions, net of cash acquired	$2,318

     The following presents the consolidated financial information for the Company on a pro forma basis assuming the acquisition of EEC had occurred as of January 1, 2007. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the EEC acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair value of the acquired assets and interest expense related to the borrowing under the Company’s senior credit facility.

Three Months Ended
March 31, 2007
(In thousands, except
per share amounts)
Revenues	$65,067
Income from continuing operations	$7,452
Basic Earnings per share from continuing operations	$0.70
Diluted Earnings per share from continuing operations	$0.68
Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations were reported as discontinued operations. The Company’s loss before income taxes from discontinued operations for the three months ended March 31, 2008 and 2007 was not significant.

3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$7,691	$7,640
Work in process	13,733	16,319
Finished goods and component parts	26,467	23,498

	$47,891	$47,457

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million, respectively. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of March 31, 2008, the Company had $50.2 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information related to the Company’s debt.
5. EARNINGS PER SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2008 and 2007, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Income from continuing operations	$9,513	$5,499
Loss from discontinued operations	(2)	—

Net income	$9,511	$5,499

Denominator:
Weighted average common shares outstanding — basic	12,330	10,684
Shares for dilutive stock options, restricted stock and warrants	433	204

Weighted average common shares outstanding — diluted	12,763	10,888

Basic earnings per common share:
Continuing operations	$.77	$.51
Discontinued operations	—	—

Net income per common share	$.77	$.51

Diluted earnings per common share:
Continuing operations	$.75	$.51
Discontinued operations	—	—

Net income per common share	$.75	$.51

     For the three months ended March 31, 2008 and 2007, there were 178,000 and 408,325 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2007, there were 25,000 shares of restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period did not exceed the target market price.
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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended March 31:
2008
Revenues	$69,170	$—	$69,170
Depreciation and amortization	1,860	325	2,185
Income (loss) from operations	18,492	(4,070)	14,422
Capital expenditures	3,070	308	3,378
2007
Revenues	$47,900	$—	$47,900
Depreciation and amortization	703	318	1,021
Income (loss) from operations	11,560	(2,697)	8,863
Capital expenditures	606	68	674
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
     In June 2003, a lawsuit was filed against the Company in the 61st Judicial District of Harris County, Texas. The lawsuit alleges that certain equipment purchased from and installed by a wholly-owned subsidiary of the

Company was defective. The plaintiffs initially alleged repair and replacement damages of $0.3 million. In 2005, the plaintiffs alleged production damages in the range of $3 to $5 million. During February 2008, the Company’s insurance carrier settled this lawsuit with the plaintiffs for $0.2 million.
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleges that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations during the second quarter of 2007.
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
     At March 31, 2008, the Company had no significant letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 146,682 shares of common stock during the three months ended March 31, 2008 primarily as a result of 135,021 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan. The increase is also a result of 2,981 shares issued as a result of the exercise of warrants and the granting of 8,680 shares of restricted stock to certain members of the Company’s Board of Directors.
Warrants
     During the three months ended March 31, 2008, a total of 2,981 warrants were exercised. At March 31, 2008, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding.
Additional Paid-In Capital
     During the three months ended March 31, 2008, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of March 31, 2008, the Company had 1,432,727 shares reserved for issuance in connection with the Plan.

Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and expected volatilities of comparable companies. The expected term is based on historical employee exercises of options during 2007 and 2006 and external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during 2008 and 2007 are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007
Expected volatility	50.00%	40.00%
Risk-free interest rate	2.26%	4.68%
Expected term (in years)	4.7	5
     The Company granted 396,500 and 403,000 options during the three months ended March 31, 2008 and 2007, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $18.92 and $8.96, respectively. The Company recognized $791,000 and $386,000 of employee stock-based compensation expense related to stock options during the three months ended March 31, 2008 and 2007, respectively.
Restricted Stock Awards
     On January 2, 2008, the Company granted a total of 8,680 shares of restricted stock to certain members of its Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares will vest on May 29, 2009.
     On December 21, 2007, the Company granted a total of 2,438 shares of restricted stock to certain members of its Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares will vest on May 29, 2008.
     On September 14, 2007, the Company and Gus D. Halas entered into an Employment Agreement that provides for a Restricted Stock Award Agreement (the “Stock Agreement”) that grants 10,000 shares of the Company’s restricted common stock. Pursuant to the Stock Agreement, these shares will vest on September 14, 2008, provided that Mr. Halas remains employed with the Company through this vesting date. The Employment Agreement also provides for two additional restricted stock awards of 10,000 shares each to be granted on September 14, 2008 and September 14, 2009. The additional restricted stock awards shall vest on the first anniversary of their respective grant dates, provided that Mr. Halas remains employed with the Company through these vesting dates. The fair value of all 30,000 shares of restricted stock was determined based on the closing price of the Company’s stock on September 14, 2007.
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares were to vest on January 11, 2008, provided that Mr. Halas remained employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. Of the remaining 50,000 shares, 25,000 vested on January 12, 2007 since the Company’s common stock price increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 were to vest on January 11, 2008 if the Company’s common stock price has increased at least 25% from the closing price of the common stock on January 12, 2007, and Mr. Halas remained employed with the Company through the applicable vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. As described further in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering in April 2007 constituted a “change of control” pursuant to the terms of the Company’s employment agreement with Mr. Halas. This “change of control” resulted in the immediate vesting of the remaining 75,000 unvested shares of restricted stock during April 2007.
     The Company recognized $222,000 and $210,000 of employee stock-based compensation expense related to restricted stock awards during the three months ended March 31, 2008 and 2007, respectively.
10. INCOME TAXES
     The Company’s effective tax rate was 30.6% for the three months ended March 31, 2008 compared to 37.0% for the three months ended March 31, 2007. The lower tax rate in 2008 is primarily attributable to the Company’s utilization of extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $0.8 million. The lower effective tax rate in 2008 also resulted from higher deductions for certain expenses related to production activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three months ended March 31, 2008 and 2007 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 74%, 14% and 12% of our total revenues, respectively, for the three months ended March 31, 2008. We offer “original equipment products,” which we define as products that we design or manufacture, and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 82% and aftermarket parts and services generated 18% of our total revenues for the three months ended March 31, 2008.
Recent Developments
     On March 3, 2008, we entered into a Know-How License and Technical Services Agreement (“the Agreement”) with Aswan International Engineering Company LLC, or Aswan, who is a member of the Al Shirawi Group of Companies. Aswan is located in Dubai and provides various services including manufacturing, repair and remanufacturing of oilfield products used by its customers operating in the Arabian Gulf and Middle East. Under the terms of the Agreement, Aswan will obtain from us technical know-how in order to repair, manufacture and remanufacture our licensed products in the United Arab Emirates, or UAE. In addition, the Agreement provides Aswan the ability to re-supply our licensed products to the combined customer base located throughout the Middle East, including but not limited to the UAE, Oman, Qatar, Bahrain and Kuwait. The licensed products include substantially all of our products, and the initial term of the Agreement is for five years. This Agreement helps establish our physical presence in the Middle East and creates a means to provide the same responsive quality and value already provided in other regions in the world, that we have not yet been able to directly provide in this region. We intend to follow up this Agreement with the negotiation of a joint venture agreement during the second quarter of 2008.
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
Strategy
     Our strategy is to better position ourselves to capitalize on increased domestic and international drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. This organic expansion effort has included increasing our BOP manufacturing capacity from ten to twenty-five units per month by upgrading and expanding our machining capabilities at our existing facilities and expansion into Grand Junction, Colorado and Conway, Arkansas during 2007. During 2008, we will continue to expand capacity by:

•	completing the expansion of our BOP repair capacity from 7 stacks per month to 11 stacks per month in the first half of 2008;

•	opening additional facilities for our wellhead product line; and

•	opening additional facilities for our pipeline product line.
•	Continue new product development. Since April 2003, we have introduced 113 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. In particular, we added a subsea line of products to our traditional surface drilling products by introducing our T-3 Diamond Series Model 6012 Subsea Double Ram BOP fitted with subsea compact tandem booster bonnets and casing shear bonnets during 2007. In addition, during 2007 we received commitments for our new stainless steel dual block wellhead system incorporating our new Diamond Series production gate valve technology, our new under-balanced drilling deployment valve wellhead system, and a conventional wellhead system that also incorporates our new Diamond Series production gate valves.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin, the Marcellus Shale in the Appalachian region and the Rocky Mountain region. For example, as noted above, in January 2008 we expanded into the Oklahoma region by acquiring Pinnacle. During 2007, we continued our expansion into the Rocky Mountain region by opening a facility in Grand Junction, Colorado and establishing a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. As noted above, in March 2008, we entered into a Know-How License and Technical Services Agreement with Aswan, and intend to enter into a joint venture agreement with Aswan during the second quarter of 2008. Also noted above, in January 2008, we acquired Pinnacle, located in Oklahoma City, Oklahoma to expand our wellhead products and services into a strategically identified market that already has existing operations, work force and customer relationships. In October 2007, we acquired EEC and HP&T, both of which are located in Houston, Texas, to enhance our ability to continue to develop and introduce innovative and industry-leading technologies within our pressure and flow control product line. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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
     Quality Management Systems. We manage all manufacturing processes, employee certification programs, and inspection activities through our certified Quality Management System, or QMS. Our electronic QMS is based on several different industrial standards and is coupled with performance models to ensure continual monitoring and improvement. To date our QMS has been certified by the National Board of Boiler and Pressure Vessel Inspectors (“NBIC”), the American Petroleum Institute (“API”), and QMI Management Systems ISO 9001 Registrars. As such, we maintain a quality management system ISO 9001 — 2000 license, a NBIC VR license for repair of pressure relief valves, and several API licenses including API 6A, 6D, 16A, 16C, 16D, & 17D. Each facility has a quality management team that is charged with assuring that day-to-day operations are conducted consistently and within the protocols outlined with the corporate QMS. To ensure that all QMS elements are operating as designed and to provide an additional level of support at each facility, we have assigned a Quality Manager at each facility who monitors individual facility performance and helps manage critical operations.
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
     These estimates may change as events occur, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ending December 31, 2007.
New Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have any impact on our consolidated financial position, results of operations and cash flows.
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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
March 31, 2006	$63.27	$7.91	1,519	665	896
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig Counts for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     We believe our outlook for the remainder of 2008 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog and outstanding quotes, especially for our pressure and flow control product line, continues to remain constant. Assuming commodity prices remain at current levels or increase, we expect that our original equipment products sales to be higher than our 2007 levels due to our product acceptance by the industry, new product introductions (such as our subsea BOP and new wellhead systems), significant capital and geographical expansions and continued rapid response time to customers. We also expect that the continued high levels of drilling activity in the United States and the increased demand for our products to be shipped internationally will result in consistent levels of backlog. However, we believe that backlog volumes may fluctuate due to growing international sales. International orders tend to be more complex due to several factors including financing, legal arrangements, agent structures, engineering demands and delivery logistics. We also cannot assure you that commodity prices will remain at high levels and our results will also be dependent on the pace and level of activities in the markets that we serve. Please read “Item 1A. Risk Factors — Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control” and “— A decline in or substantial volatility of oil and gas prices could adversely affect the demand and prices for our products and services.”
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

Results of Operations
Three Months ended March 31, 2008 Compared with Three Months ended March 31, 2007
     Revenues. Revenues increased $21.3 million, or 44.4%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The acquisitions of EEC, which was completed in October 2007, and Pinnacle, which was completed in January 2008, accounted for $15.3 million, or 72%, of this total revenue increase. The remainder of the increase was primarily attributable to increased customer orders at higher prices attributable to improved demand for our products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture and the increase in our manufacturing capacity through other facility expansions and improvements. The 2008 revenue increase is also the result of increased customer orders for our pipeline and wellhead product lines due to geographic expansion and an increase in the number of original equipment products we manufacture. Revenues from our pipeline and wellhead product lines increased approximately 28% and 21%, respectively, from the three months ended March 31, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues (excluding EEC and Pinnacle revenues) increased approximately 14% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. In addition, our original equipment product revenues accounted for approximately 82% of total revenues during the three months ended March 31, 2008, as compared to 75% of total revenues during the same period in 2007. These revenue increases are partially offset by weaker activity for our Canadian operations.
     Cost of Revenues. Cost of revenues increased $11.5 million, or 37.5%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 39.3% in the three months ended March 31, 2008 compared to 36.2% in the three months ended March 31, 2007. Gross profit margin was higher in 2008 primarily due to increased sales of higher margin products and services and operational efficiencies.
     Operating Expenses. Operating expenses increased $4.3 million, or 50.2%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The acquisitions of EEC, HP&T and Pinnacle accounted for $2.1 million, or 48.7%, of this total operating expenses increase. Operating expenses as a percentage of revenues were 18.4% in the three months ended March 31, 2008 compared to 17.7% in the three months ended March 31, 2007. This increase in operating expenses as a percentage of revenues is primarily due to an increase in employee stock-based compensation expense of $0.4 million during 2008, along with increased self-insured medical costs and general insurance costs. This increase is partially offset by operating expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues.
     Interest Expense. Interest expense for the three months ended March 31, 2008 was $0.9 million compared to $0.2 million in the three months ended March 31, 2007. The increase was attributable to higher debt levels during 2008, primarily in conjunction with our 2007 acquisitions of EEC and HP&T and our 2008 acquisition of Pinnacle.
     Income Taxes. Income tax expense for the three months ended March 31, 2008 was $4.2 million as compared to $3.2 million in the three months ended March 31, 2007. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 30.6% in the three months ended March 31, 2008 compared to 37.0% in the three months ended March 31, 2007. The lower tax rate in 2008 is primarily attributable to our utilization of extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March 2008, we filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $0.8 million. The lower effective tax rate in 2008 also resulted from higher deductions for certain expenses related to production activities.
     Income from Continuing Operations. Income from continuing operations was $9.5 million in the three months ended March 31, 2008 compared with $5.5 million in the three months ended March 31, 2007 as a result of the foregoing factors.

Liquidity and Capital Resources
     At March 31, 2008, we had working capital of $73.8 million, current maturities of long-term debt of $74,000, long-term debt (net of current maturities) of $50.2 million and stockholders’ equity of $203.7 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by (Used in) Operating Activities. Net cash provided by (used in) operating activities was $12.8 million for the three months ended March 31, 2008 compared to ($1.1) million for the three months ended March 31, 2007. The increase in net cash provided by operating activities was primarily attributable to increased profit and improved accounts receivable collections and inventory turns as compared to the first quarter of 2007. These increases are partially offset by a decrease in customer prepayments for our products during 2008.
     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 2008 and 2007, we made capital expenditures of approximately $3.4 million and $0.7 million, respectively. Cash consideration paid for business acquisitions, net of cash acquired, was $2.3 million in the three months ended March 31, 2008 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the three months ended March 31, 2007.
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility and proceeds from the exercise of stock options. Principal uses of cash include payments on our senior credit facility. Financing activities used net cash of ($8.2) million for the three months ended March 31, 2008 as compared to net cash of $1.6 million provided in the three months ended March 31, 2007. We made net borrowings (repayments) under our swing line credit facility of ($3.2) million and $1.6 million during the three months ended March 31, 2008 and 2007, respectively. We repaid $8.0 million on our revolving credit facility and $91,000 on long-term debt during the three months ended March 31, 2008. We had proceeds from the exercise of stock options of $2.1 million and $8,000 during the three months ended March 31, 2008 and 2007, respectively. We had excess tax benefits from stock-based compensation of $1.0 million and $4,000 during the three months ended March 31, 2008 and 2007, respectively.
     Principal Debt Instruments. As of March 31, 2008, we had an aggregate of $50.2 million borrowed under our senior credit facility. As of March 31, 2008, availability under our senior credit facility was $129.3 million.
     Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that we can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. As of March 31, 2008, we had $50.2 million borrowed under our senior credit facility. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million, respectively. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At March 31, 2008, the swing line portion of our senior credit facility bore interest at 5.50%, with interest payable quarterly, and the revolver portion of our credit facility bore interest at 4.40%, with interest payable monthly. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 7.9% during the first quarter of 2008. The effective interest rate, excluding amortization of deferred loan costs, was 6.8% during the first quarter of 2008. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio, a maximum leverage ratio and a limitation on capital expenditures. As of March 31, 2008, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and also ranges from the Base Rate to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of March 31, 2008, there was no outstanding balance on our Canadian revolving credit facility.
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
     A summary of our outstanding contractual obligations and other commercial commitments at March 31, 2008 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$50,281	$74	$8	$50,199	$—
Letters of credit	540	540	—	—	—
Operating leases	5,667	2,205	2,907	545	10

Total contractual obligations	$56,488	$2,819	$2,915	$50,744	$10

     As of March 31, 2008, our FIN 48 unrecognized tax benefits totaled $0.9 million. These unrecognized tax benefits have been excluded from the above table because we cannot reliably estimate the period of cash settlement with respective taxing authorities. In addition, we have excluded $0.5 million of post-closing purchase price adjustments related to the acquisitions of EEC and HP&T from the above table. We expect these amounts will be paid during 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of March 31, 2008, our senior credit facility, whose interest rate floats with the Base Rate (as defined in the senior credit facility) or LIBOR, had a principal balance of $50.2 million. A 1.0% increase in interest rates could result in a $502,000 increase in annual interest expense on the March 31, 2008 outstanding principal balance. As of March 31, 2008, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our condensed consolidated balance sheet. Less than 2.5% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a ($0.6) million adjustment to our equity account for the three months ended March 31, 2008 to reflect the net impact of the change in the foreign currency exchange rate.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Cautionary Note Regarding Forward Looking Statements
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
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in our Annual Report on Form 10-K for the year ended December 31, 2007, before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.
Risks Related to Our Business
If we are unable to successfully manage our growth and implement our business plan, our results of operations will be adversely affected.
     We have experienced significant revenue growth over the past 12 months. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999 through May 2, 2008, oil prices have ranged from as low as $11.37 per barrel to as high as $119.64 per barrel and natural gas prices have ranged from as low as $1.65 per million British thermal units, or MMBtu, to as high as $19.38 per MMBtu. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.

Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.
     At March 31, 2008, our backlog was approximately $59.4 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
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
     From 2003 through 2005, we incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. There were no such goodwill impairments during 2006, 2007 or the first three months of 2008. As of March 31, 2008, we had approximately $113.6 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended March 31, 2008, the sale prices of our common stock on The NASDAQ Global Market has ranged from a low of $20.10 to a high of $53.41 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May 2008.

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