Form 10-Q
period 2008-06-30
T-3 ENERGY SERVICES INC
filed 2008-08-06
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 1, 2008, the registrant had 12,530,791 shares of common stock outstanding.

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,755	$9,522
Accounts receivable – trade, net	49,329	44,180
Inventories	52,856	47,457
Deferred income taxes	4,169	3,354
Prepaids and other current assets	5,134	5,824

Total current assets	118,243	110,337

Property and equipment, net	43,411	40,073
Goodwill, net	112,732	112,249
Other intangible assets, net	34,783	35,065
Other assets	3,152	2,838

Total assets	$312,321	$300,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$24,888	$20,974
Accrued expenses and other	20,267	15,156
Current maturities of long-term debt	74	74

Total current liabilities	45,229	36,204

Long-term debt, less current maturities	39,006	61,423
Other long-term liabilities	1,283	1,101
Deferred income taxes	12,281	11,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,520,791 and 12,320,341 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	13	12
Warrants, 10,157 and 13,138 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20	26
Additional paid-in capital	167,777	160,446
Retained earnings	44,057	27,039
Accumulated other comprehensive income	2,655	3,125

Total stockholders’ equity	214,522	190,648

Total liabilities and stockholders’ equity	$312,321	$300,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Products	$57,724	$41,001	$115,751	$78,840
Services	9,966	10,932	21,109	20,993

	67,690	51,933	136,860	99,833

Cost of revenues:
Products	35,271	25,526	70,375	49,839
Services	5,339	6,519	12,234	12,755

	40,610	32,045	82,609	62,594

Gross profit	27,080	19,888	54,251	37,239

Operating expenses	15,781	11,953	28,530	20,441

Income from operations	11,299	7,935	25,721	16,798

Interest expense	(601)	(103)	(1,493)	(256)

Interest income	24	259	63	281

Other income, net	367	478	507	479

Income from continuing operations before provision for income taxes	11,089	8,569	24,798	17,302

Provision for income taxes	3,573	3,256	7,769	6,490

Income from continuing operations	7,516	5,313	17,029	10,812

Loss from discontinued operations, net of tax	(9)	(1,075)	(11)	(1,075)

Net income	$7,507	$4,238	$17,018	$9,737

Basic earnings (loss) per common share:
Continuing operations	$.60	$.45	$1.37	$.96

Discontinued operations	$—	$(.09)	$—	$(.09)

Net income per common share	$.60	$.36	$1.37	$.87

Diluted earnings (loss) per common share:
Continuing operations	$.58	$.44	$1.32	$.94

Discontinued operations	$—	$(.09)	$—	$(.10)

Net income per common share	$.58	$.35	$1.32	$.84

Weighted average common shares outstanding:
Basic	12,477	11,779	12,404	11,235

Diluted	13,063	12,127	12,926	11,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$17,018	$9,737
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	11	1,075
Bad debt expense	68	110
Depreciation and amortization	4,444	2,096
Amortization of deferred loan costs	117	126
Loss on sale of assets	—	9
Write-off of property and equipment, net	25	—
Deferred taxes	(228)	(63)
Employee stock-based compensation expense	2,505	1,989
Excess tax benefits from stock-based compensation	(1,688)	(435)
Equity in earnings of unconsolidated affiliate	(381)	(310)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	(4,628)	(5,159)
Inventories	(5,775)	(9,110)
Prepaids and other current assets	1,090	(70)
Other assets	(90)	(31)
Accounts payable – trade	4,001	2,445
Accrued expenses and other	6,866	1,040

Net cash provided by operating activities	23,355	3,449

Cash flows from investing activities:
Purchases of property and equipment	(5,626)	(2,247)
Proceeds from sales of property and equipment	—	25
Cash paid for acquisitions, net of cash acquired	(2,732)	—
Equity investment in unconsolidated affiliate	—	(160)

Net cash used in investing activities	(8,358)	(2,382)

Cash flows from financing activities:
Net repayments under swing line credit facility	(3,415)	(85)
Net repayments under revolving credit facility	(19,000)	—
Payments on long-term debt	(93)	—
Debt financing costs	(78)	—
Net proceeds from issuance of common stock	—	22,157
Proceeds from exercise of stock options	3,084	836
Proceeds from exercise of warrants	38	4,018
Excess tax benefits from stock-based compensation	1,688	435

Net cash provided by (used in) financing activities	(17,776)	27,361

Effect of exchange rate changes on cash and cash equivalents	12	14

Net increase (decrease) in cash and cash equivalents	(2,767)	28,442
Cash and cash equivalents, beginning of period	9,522	3,393

Cash and cash equivalents, end of period	$6,755	$31,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$7,507	$4,238	$17,018	$9,737

Other comprehensive income (loss):
Foreign currency translation adjustment	134	1,148	(470)	1,252

Comprehensive income	$7,641	$5,386	$16,548	$10,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). The Company’s 50% investment in its Mexico joint venture is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to conform prior year financial information to the current period presentation. Also, to conform the June 30, 2007 statement of cash flows to the December 31, 2007 presentation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has reclassified $0.6 million from cash provided by financing activities to cash provided by operating activities.
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
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On May 29, 2008, the Company exercised its option to purchase certain complementary assets of HP&T Products, Inc. in India at their estimated fair value of $0.4 million. The final fair market valuation of the assets to be purchased will be determined during the third quarter of 2008, at which time we will either make a further nominal payment or be entitled to a return of deposited monies. The $0.4 million deposit paid by the Company has been classified in prepaids and other current assets within the Company’s condensed consolidated balance sheet as of June 30, 2008. The deposit was funded from the Company’s working capital and the use of its senior credit facility.
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
     On October 30, 2007, the Company completed the purchases of all of the outstanding stock of Energy Equipment Corporation, or EEC, and HP&T Products, Inc., or HP&T, for approximately $72.3 million and $25.9 million, respectively. A portion of the EEC purchase price in the amount of $3.4 million is being held in escrow for a period of one year following the closing of the acquisition to satisfy certain indemnifications claims that may arise. An additional portion of the EEC purchase price in the amount of $10.3 million has been set aside by Energy Equipment Group, Inc., the former stockholders of EEC, in a separate account in their name for a period of 18 months from the closing of the acquisition to satisfy certain contractual indemnification claims, if any. EEC manufactures valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperature, and highly corrosive environments. HP&T designs gate valves, manifolds, chokes and other products. The acquisitions of EEC and HP&T demonstrate the Company’s commitment to developing engineered products for both surface and subsea applications. These acquisitions evolve from the Company’s growth strategy focused on improving its geographic presence and enhancing its product mix through complementary patented product additions. The acquisitions were funded from the Company’s working capital and the use of its senior credit facility.
     The acquisitions of Pinnacle, EEC and HP&T discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. The balances included in the condensed consolidated balance sheets at December 31, 2007 and June 30, 2008 related to the EEC and HP&T acquisitions and, at June 30, 2008, related to the Pinnacle acquisition are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. No material changes to the EEC and HP&T preliminary allocations were made during 2008 and the Company does not anticipate any material changes to the allocations going forward. The Company did allocate $1.5 million of the Pinnacle purchase price to other intangible assets during the three months ended June 30, 2008. The Pinnacle acquisition is not material to the Company’s condensed consolidated financial statements, and therefore a preliminary purchase price allocation and pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s Pinnacle acquisition and the deposit on HP&T India assets which is presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2008 (dollars in thousands):

Fair value of tangible and intangible assets, net of cash acquired	$2,801
Goodwill recorded	758
Total liabilities assumed	(827)
Common stock issued	—

Cash paid for acquisitions, net of cash acquired	$2,732

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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Revenues	$68,306	$133,373
Income from continuing operations	$6,514	$13,966
Basic Earnings per share from continuing operations	$0.55	$1.24
Diluted Earnings per share from continuing operations	$0.54	$1.21
Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations were reported as discontinued operations. The Company’s loss before income taxes from discontinued operations for the three and six months ended June 30, 2008 was not significant. The Company’s loss before income taxes from discontinued operations for the three and six months ended June 30, 2007 was $1.7 million, and resulted from a jury verdict during the three months ended June 30, 2007 against one of the Company’s discontinued businesses. See Note 7 for further discussion.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$6,895	$7,640
Work in process	15,868	16,319
Finished goods and component parts	30,093	23,498

	$52,856	$47,457

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million, respectively. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of June 30, 2008, the Company had $39.0 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information related to the Company’s debt.
5. EARNINGS (LOSS) PER SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2008 and 2007, as follows (in thousands except per share data):

	Three Months Ended
	June 30,
	2008	2007
Numerator:
Income from continuing operations	$7,516	$5,313
Loss from discontinued operations	(9)	(1,075)

Net income	$7,507	$4,238

Denominator:
Weighted average common shares outstanding — basic	12,477	11,779
Shares for dilutive stock options, restricted stock and warrants	586	348

Weighted average common shares outstanding — diluted	13,063	12,127

Basic earnings (loss) per common share:
Continuing operations	$.60	$.45
Discontinued operations	—	(.09)

Net income per common share	$.60	$.36

Diluted earnings (loss) per common share:
Continuing operations	$.58	$.44
Discontinued operations	—	(.09)

Net income per common share	$.58	$.35

     For the three months ended June 30, 2008 and 2007, there were 3,000 and 9,850 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2008	2007
Numerator:
Income from continuing operations	$17,029	$10,812
Loss from discontinued operations	(11)	(1,075)

Net income	$17,018	$9,737

Denominator:
Weighted average common shares outstanding — basic	12,404	11,235
Shares for dilutive stock options, restricted stock and warrants	522	323

Weighted average common shares outstanding — diluted	12,926	11,558

Basic earnings (loss) per common share:
Continuing operations	$1.37	$.96
Discontinued operations	—	(.09)

Net income per common share	$1.37	$.87

Diluted earnings (loss) per common share:
Continuing operations	$1.32	$.94
Discontinued operations	—	(.10)

Net income per common share	$1.32	$.84

     For the six months ended June 30, 2008 and 2007, there were 3,000 and 9,850 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended June 30:
2008
Revenues	$67,690	$—	$67,690
Depreciation and amortization	1,918	341	2,259
Income (loss) from operations	18,363	(7,064)	11,299
Capital expenditures	2,035	213	2,248
2007
Revenues	$51,933	$—	$51,933
Depreciation and amortization	744	331	1,075
Income (loss) from operations	13,210	(5,275)	7,935
Capital expenditures	1,253	320	1,573

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Six months ended June 30:
2008
Revenues	$136,860	$—	$136,860
Depreciation and amortization	3,778	666	4,444
Income (loss) from operations	36,855	(11,134)	25,721
Capital expenditures	5,105	521	5,626
2007
Revenues	$99,833	$—	$99,833
Depreciation and amortization	1,447	649	2,096
Income (loss) from operations	24,770	(7,972)	16,798
Capital expenditures	1,859	388	2,247
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
     At June 30, 2008, the Company had no significant letters of credit outstanding.
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
     The sale of the Company’s common stock by First Reserve Fund VIII in November 2006 coupled with its sale of common stock in the offering described above constituted a “change of control” pursuant to the terms of the Company’s then existing employment agreement with Gus D. Halas, the Company’s Chairman, President and Chief Executive Officer. As a result, Mr. Halas was contractually entitled to a change of control payment from the Company of $1.6 million, which is two times the average of his salary and bonus over the past two years, and the immediate vesting of 66,667 unvested stock options with an exercise price of $12.31 and 75,000 unvested shares of restricted stock held by Mr. Halas. In the second quarter of 2007, the Company incurred a compensation charge of approximately $1.9 million, net of tax, or $0.16 per diluted share for the three months ended June 30, 2007, related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by him pursuant to the terms of his then existing employment agreement.
Common Stock
     The Company issued 200,450 shares of common stock during the six months ended June 30, 2008 primarily as a result of 188,789 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan. The increase is also a result of 2,981 shares issued as a result of the exercise of warrants and the granting of 8,680 shares of restricted stock to certain members of the Company’s Board of Directors.
Warrants
     During the six months ended June 30, 2008, a total of 2,981 warrants were exercised. At June 30, 2008, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding.
Additional Paid-In Capital
     During the six months ended June 30, 2008, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of June 30, 2008, the Company had 1,378,959 shares reserved for issuance in connection with the Plan.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is estimated based on historical volatility of the Company’s stock and expected volatilities of comparable companies. The expected term is based on historical employee exercises of options during 2007 and 2006 and external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during 2008 and 2007 are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007
Expected volatility	50.00%	40.00%
Risk-free interest rate	2.26%	4.68%
Expected term (in years)	4.7	5
     The Company granted 396,500 and 417,850 options during the six months ended June 30, 2008 and 2007, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $18.92 and $9.04, respectively. The Company recognized $2,082,000 and $1,174,000 of employee stock-based compensation expense related to stock options during the six months ended June 30, 2008 and 2007, respectively. As further discussed above in Note 8, the stock-based compensation expense related to stock options for the six months ended June 30, 2007 includes a charge of $317,000 related to the immediate vesting of 66,667 unvested stock options held by Gus D. Halas, the Company’s President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his then existing employment agreement.
Restricted Stock Awards
     On January 2, 2008, the Company granted a total of 8,680 shares of restricted stock to certain members of its Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares will vest on May 29, 2009.
     On December 21, 2007, the Company granted a total of 2,438 shares of restricted stock to certain members of its Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares vested on May 29, 2008.
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
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each grant Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares were to vest on January 11, 2008, provided that Mr. Halas remained employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. Of the remaining 50,000 shares, 25,000 vested on January 12, 2007 since the Company’s common stock price increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 were to vest on January 11, 2008 if the Company’s common stock price had increased at least 25% from the closing price of the common stock on January 12, 2007, and Mr. Halas remained employed with the Company through the applicable vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. As described further in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering in April 2007 constituted a “change of control” pursuant to the terms of the Company’s then existing employment agreement with Mr. Halas. This “change of control” resulted in the immediate vesting of the remaining 75,000 unvested shares of restricted stock during April 2007.
     The Company recognized $423,000 and $815,000 of employee stock-based compensation expense related to restricted stock awards during the six months ended June 30, 2008 and 2007, respectively.
10. INCOME TAXES
     The Company’s effective tax rate was 32.2% for the three months ended June 30, 2008 compared to 38.0% for the three months ended June 30, 2007. The lower tax rate in 2008 is primarily attributable to the utilization of research and development, or R&D, tax credits during the three months ended June 30, 2008. In June 2008, the company filed amended tax returns for the years 2006 and 2005, which resulted in an income tax expense reduction of $0.3 million. The 2007 effective tax rate was impacted by certain compensation expenses being non-deductible under Section 162(m).
     The Company’s effective tax rate was 31.3% for the six months ended June 30, 2008 compared to 37.5% for the six months ended June 30, 2007. The lower tax rate in 2008 is primarily attributable to the Company’s utilization, during 2008, of R&D tax credits and extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March and June 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.1 million. The 2007 effective tax rate was impacted by certain compensation expenses being non-deductible under Section 162(m).
11. SUBSEQUENT EVENTS
     Strategic Alternatives Costs
     The Company incurred, through July 28, 2008, approximately $3.8 million of costs related to the pursuit of strategic alternatives for the Company, of which $2.5 million was incurred during the three months ended June 30, 2008. These costs incurred prior to June 30, 2008 have been classified as operating expenses within the Company’s condensed consolidated statements of operations for the three and six months ending June 30, 2008.
     Joint Venture in Dubai
     On July 7, 2008, the Company entered into a joint venture arrangement, to be effective September 1, 2008, or such earlier date as agreed to by the parties, with Aswan International Engineering Company LLC, or Aswan, who is a member of the Al Shirawi Group of Companies. Aswan is located in Dubai and provides manufacturing, repair and remanufacturing of oilfield products for customers operating in the Middle East. The joint venture, which will be named T-3 Energy Services Aswan Middle East LLC (the “Middle East Joint Venture”), will be operated and controlled by both parties in equal percentages. Under the terms of the agreement, the Company will provide the Middle East Joint Venture with a license and technical assistance to repair, manufacture, remanufacture and service equipment for customers in the United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. Aswan will provide the Middle East Joint Venture with manufacturing space pursuant to a sublease agreement along with its competence and experience in Dubai with respect to agency support and operations support. On the effective date of the joint venture arrangement, the Company and Aswan will enter into a contribution agreement whereby the Company and Aswan will each contribute certain equipment and operations capital to the Middle East Joint Venture.
     Once effective, this joint venture arrangement will replace a Know-How License and Technical Services Agreement the Company entered into with Aswan on March 3, 2008, which currently provides Aswan with technical know-how in order to repair, manufacture and remanufacture the Company’s licensed products in the United Arab Emirates, or UAE, along with the ability to re-supply the Company’s licensed products to the combined customer base located throughout the Middle East.
     New Chief Financial Officer
     On July 1, 2008, the Company and James M. Mitchell, the Company’s Senior Vice President and Chief Financial Officer, entered into an Employment Agreement (the “Agreement”). The Agreement has a two year term commencing on July 1, 2008. The Agreement provides for an annual base salary and an annual bonus based on the achievement of performance goals to be established annually by the Compensation Committee of the Company’s Board of Directors. The annual bonus payable, if any, shall be pro-rated from July 1, 2008 for the 2008 fiscal year. In addition, on July 1, 2008 the Company granted Mr. Mitchell 10,000 shares of the Company’s restricted common stock pursuant to a Restricted Stock Award Agreement. The restricted stock award will vest in one-third increments over three years on the first anniversary of its grant date, provided that Mr. Mitchell remains employed with the Company through these vesting dates. The Agreement contains standard confidentiality covenants with respect to the Company’s trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Mitchell no longer receives any payments under the Agreement. If Mr. Mitchell is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), the Company is required to pay Mr. Mitchell an amount equal to two times his annual base pay and a single bonus payment, equal to the average annual bonus pay for the prior two fiscal years of employment, and all restricted stock grants will be fully vested. If Mr. Mitchell has not been employed by the Company for two full fiscal years prior to his termination of employment, the bonus payment shall be equal to fifty percent (50%) of the bonus paid, if any, for the prior fiscal year ending immediately prior to his termination of employment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 72%, 15% and 13% of our total revenues, respectively, for the three months ended June 30, 2008, and 73%, 14% and 13% of our total revenues, respectively, for the six months ended June 30, 2008. We offer “original equipment products,” which we define as products that we design or manufacture, and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 79% and 80% and aftermarket parts and services generated 21% and 20% of our total revenues for the three and six months ended June 30, 2008, respectively.
Recent Developments
     Strategic Alternatives Costs
     We incurred, through July 28, 2008, approximately $3.8 million of costs related to the pursuit of strategic alternatives, of which $2.5 million was incurred during the three months ended June 30, 2008. These costs incurred prior to June 30, 2008 have been classified as operating expenses within our condensed consolidated statements of operations for the three and six months ending June 30, 2008.
     Joint Venture in Dubai
     On July 7, 2008, we entered into a joint venture arrangement, to be effective September 1, 2008, or such earlier date as agreed to by the parties, with Aswan International Engineering Company LLC, or Aswan, who is a member of the Al Shirawi Group of Companies. Aswan is located in Dubai and provides manufacturing, repair and remanufacturing of oilfield products for customers operating in the Middle East. The joint venture, which will be named T-3 Energy Services Aswan Middle East LLC (the “Middle East Joint Venture”), will be operated and controlled by both parties in equal percentages. Under the terms of the agreement, we will provide the Middle East Joint Venture with a license and technical assistance to repair, manufacture, remanufacture and service equipment for customers in the United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. Aswan will provide the Middle East Joint Venture with manufacturing space pursuant to a sublease agreement along with its competence and experience in Dubai with respect to agency support and operations support. On the effective date of the joint venture arrangement, T-3 Energy and Aswan will enter into a contribution agreement whereby T-3 Energy and Aswan will each contribute certain equipment and operations capital to the Middle East Joint Venture.
     Once effective, this joint venture arrangement will replace a Know-How License and Technical Services Agreement we entered into with Aswan on March 3, 2008, which currently provides Aswan with technical know-how in order to repair, manufacture and remanufacture our licensed products in the United Arab Emirates, or UAE, along with the ability to re-supply our licensed products to the combined customer base located throughout the Middle East.
     New Chief Financial Officer
     On July 1, 2008, we entered into an Employment Agreement (the “Agreement”) with James M. Mitchell, the Company’s Senior Vice President and Chief Financial Officer. The Agreement has a two year term commencing on July 1, 2008. The Agreement provides for an annual base salary and an annual bonus based on the achievement of performance goals to be established annually by the Compensation Committee of our Board of Directors. The annual bonus payable, if any, shall be pro-rated from July 1, 2008 for the 2008 fiscal year. In addition, on July 1, 2008 we granted Mr. Mitchell 10,000 shares of our restricted common stock pursuant to a Restricted Stock Award Agreement. The restricted stock award will vest in one-third increments over three years on the first anniversary of its grant date, provided that Mr. Mitchell remains employed with us through these vesting dates. The Agreement contains standard confidentiality covenants with respect to our trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Mitchell no longer receives any payments under the Agreement. If Mr. Mitchell is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), we are required to pay Mr. Mitchell an amount equal to two times his annual base pay and a single bonus payment, equal to the average annual bonus pay for the prior two fiscal years of employment, and all restricted stock grants will be fully vested. If Mr. Mitchell has not been employed by us for two full fiscal years prior to his termination of employment, the bonus payment shall be equal to fifty percent (50%) of the bonus paid, if any, for the prior fiscal year ending immediately prior to his termination of employment.
     Purchase of India Assets
     On May 29, 2008, we exercised the option to purchase certain complementary assets of the India manufacturing operations of HP&T Products, Inc., or HP&T, by making a deposit of $0.4 million that is an estimate of the fair market valuation of the assets. The final fair market valuation of the assets to be purchased will be determined during the third quarter of 2008, at which time we will either make a further nominal payment or be entitled to a return of deposited monies. This option was granted with the purchase of HP&T on October 29, 2007, and allowed us 270 days in which to exercise this option. We intend to utilize these assets in the formation of a subsidiary in India and expect the formation of this subsidiary to be completed during the second half of 2008.
Strategy
     Our strategy is to better position ourselves to capitalize on increased domestic and international drilling activity in the oil and gas industry. We believe this increased activity will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. This organic expansion effort has included increasing our BOP manufacturing capacity from ten to twenty-five units per month by upgrading and expanding our machining capabilities at our existing facilities and expansion into Grand Junction, Colorado and Conway, Arkansas during 2007. During 2008, we will continue to expand capacity by:
•	completing the expansion of our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	creating an India-based manufacturing subsidiary during the second half of 2008;

•	opening additional facilities for our wellhead product line; and

•	opening additional facilities for our pipeline product line.
•	Continue new product development. Since April 2003, we have introduced 115 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. In particular, during 2007 we added a subsea line of products to our traditional surface drilling products by introducing our T-3 Diamond Series Model 6012 Subsea Double Ram BOP fitted with subsea compact tandem booster bonnets and casing shear bonnets. In addition, during 2007 we received commitments for our new stainless steel dual block wellhead system incorporating our new Diamond Series production gate valve technology, our new under-balanced drilling deployment valve wellhead system, and a conventional wellhead system that also incorporates our new Diamond Series production gate valves.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin, the Marcellus Shale in the Appalachian region and the Rocky Mountain region. For example, in January 2008 we expanded into the Oklahoma region by acquiring Pinnacle Wellhead, Inc., or Pinnacle. During 2007, we continued our expansion into the Rocky Mountain region by opening a facility in Grand Junction, Colorado and we established a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. As noted above, in July 2008, we entered into a joint venture arrangement, to be effective September 1, 2008 or such earlier date as agreed to by the parties, with Aswan in the Middle East to repair, manufacture, remanufacture and service equipment for customers in the UAE, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. In January 2008, we acquired Pinnacle, located in Oklahoma City, Oklahoma to expand our wellhead products and services into a strategically identified market that already has existing operations, work force and customer relationships. In October 2007, we acquired Energy Equipment Corporation, or EEC, and HP&T, both of which are located in Houston, Texas, to enhance our ability to continue to develop and introduce innovative and industry-leading technologies within our pressure and flow control product line. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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
     We typically bid for original equipment product sales and repair work. Field service work is offered at a fixed rate plus expenses.
  How We Evaluate Our Operations
     Our management uses the following financial and operational measurements to analyze the performance of our business:
•	revenue and facility output;

•	material and labor expenses as a percentage of revenue;

•	selling, general and administrative expenses as a percentage of revenue;

•	EBITDA;

•	Return on capital employed;

•	financial and operational models; and

•	other measures of performance.
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
     Return on Capital Employed. We define Return on Capital Employed as income from operations divided by Capital Employed (defined as total stockholders’ equity plus debt less cash). Our management uses this criterion to measure our ability to achieve the income results targeted by our Annual Business Plan while also managing our capital employed. Our Compensation Committee also uses this metric as a performance criteria in determining annual incentive bonus awards for our executive officers. This measure points to the efficiency of our earnings.
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
Outlook
     Changes in the current and expected future prices of oil and gas influence the level of energy industry spending. Changes in spending result in an increase or decrease in demand for our products and services. Therefore, our results are dependant on, among other things, the level of worldwide oil and gas drilling activity, and our customers’ perceptions of what will happen to those levels in the future. This affects cash flows of and capital spending by other oilfield service companies and drilling contractors and pipeline maintenance activity. We believe that oil and gas market prices and the drilling rig count in the United States, Canada and international markets serve as key indicators of demand for the products we manufacture and sell and for our services. The following table sets forth oil and gas price information and rig count data as of the end of each fiscal quarter for the past two years:

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
June 30, 2006	$70.41	$6.65	1,632	282	913
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,868	199	1,084

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     We believe our outlook for the remainder of 2008 is favorable, as overall activity in the markets in which we operate is expected to remain high and our backlog, especially for our pressure and flow control product line, continues to remain constant. Assuming commodity prices remain at or near current levels or increase, we expect that our original equipment products sales to be higher than our 2007 levels due to our product acceptance by the industry, new product introductions (such as our subsea BOP and new wellhead systems), significant capital and geographical expansions and continued rapid response time to customers. We also expect that the continued high levels of drilling activity in the United States and the increased demand for our products to be shipped internationally will result in consistent levels of backlog. However, we believe that backlog volumes may fluctuate due to growing international sales. International orders tend to be more complex due to several factors including financing, legal arrangements, agent structures, engineering demands and delivery logistics. We also cannot be certain that commodity prices will remain at high levels and our results will also be dependent on the pace and level of activities in the markets that we serve. Please read “Item 1A. Risk Factors—Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control” and “—A decline in or substantial volatility of oil and gas prices could adversely affect the demand and prices for our products and services.”
     During the second half of 2008, we expect that our recent acquisitions of Pinnacle, EEC and HP&T, as well as our increased manufacturing capacity gained through our facility expansions, will have a positive effect on our revenues. Additionally, we plan to continue to increase our manufacturing capacity through facility expansions and operational improvements, selected geographical expansions and the continued introduction of new products being developed by our engineering group, which has more than doubled in size since mid 2005. We believe that our expansion efforts will allow us to continue to improve our response time to customer demands and enable us to continue to build market share.

Results of Operations
Three Months ended June 30, 2008 Compared with Three Months ended June 30, 2007
     Revenues. Revenues increased $15.8 million, or 30.3%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our revenues increased primarily due to the acquisition and integration of recent transactions. These transactions include EEC, which was completed in October 2007, and Pinnacle, which was completed in January 2008. Revenues also increased due to the continued demand for our pressure and flow control and pipeline original equipment products and services. This increase was partially offset by decreased sales for our wellhead product line and continued weakness in our Canadian pressure and flow control operations. We believe that our T-3 branded pressure and flow control and pipeline products have gained market acceptance, resulting in greater bookings and sales to customers that use our products in both their domestic and international operations. For example, backlog for our pressure and flow control and pipeline product lines has increased approximately 30.6% from $61.8 million at June 30, 2007 to $80.7 million at June 30, 2008. Also, as a percentage of revenues, our original equipment product revenues accounted for approximately 79% of total revenues during the three months ended June 30, 2008, as compared to 74% of total revenues during the same period in 2007.
     Cost of Revenues. Cost of revenues increased $8.6 million, or 26.7%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 40.0% in the three months ended June 30, 2008 compared to 38.3% in the three months ended June 30, 2007. Gross profit margin was higher in 2008 primarily due to increased sales of higher margin products and services and operational efficiencies.
     Operating Expenses. Operating expenses increased $3.8 million, or 32.0%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The acquisitions of EEC, HP&T and Pinnacle accounted for $1.8 million, or 48.1%, of this total operating expense increase. Operating expenses for the three months ended June 30, 2008 included $2.5 million of costs related to the pursuit of strategic alternatives. Operating expenses for the three months ended June 30, 2007 included a $2.5 million compensation charge related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his then existing employment agreement. Operating expenses, excluding the strategic alternatives costs in 2008 and the compensation charge in 2007, as a percentage of revenues were 19.7% and 18.2% in the three months ended June 30, 2008 and 2007, respectively. The increase in operating expenses as a percentage of revenues, excluding the strategic alternatives costs and compensation charge, as compared to the three months ended June 30, 2007 is primarily due to increased other intangible assets amortization costs incurred as a result of the October 2007 acquisitions of EEC and HP&T, as well as increased employee stock-based compensation expense, health insurance and legal costs.
     Interest Expense. Interest expense for the three months ended June 30, 2008 was $0.6 million compared to $0.1 million in the three months ended June 30, 2007. The increase was attributable to higher debt levels during 2008, primarily incurred in conjunction with our 2007 acquisitions of EEC and HP&T and our 2008 acquisition of Pinnacle.
     Income Taxes. Income tax expense for the three months ended June 30, 2008 was $3.6 million as compared to $3.3 million in the three months ended June 30, 2007. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 32.2% in the three months ended June 30, 2008 compared to 38.0% in the three months ended June 30, 2007. The lower tax rate in 2008 is primarily attributable to the utilization of research and development, or R&D, tax credits during the three months ended June 30, 2008. In June 2008, we filed amended tax returns for the years 2006 and 2005, which resulted in an income tax expense reduction of $0.3 million. The 2007 effective tax rate was impacted by certain compensation expenses being non-deductible under Section 162(m).
     Income from Continuing Operations. Income from continuing operations was $7.5 million in the three months ended June 30, 2008 compared with $5.3 million in the three months ended June 30, 2007 as a result of the foregoing factors.

     Discontinued Operations. During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the three months ended June 30, 2008, was not significant. Loss from discontinued operations, net of tax for the three months ended June 30, 2007 was $1.1 million as a result of a jury verdict against one of the Company’s discontinued businesses. See further discussion in Note 7 to our condensed consolidated financial statements.
Six Months ended June 30, 2008 Compared with Six Months ended June 30, 2007
     Revenues. Revenues increased $37.0 million, or 37.1%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our revenues increased primarily due to the acquisition and integration of recent transactions. These transactions include EEC, which was completed in October 2007, and Pinnacle, which was completed in January 2008. Revenues also increased due to increased customer orders at higher prices attributable to improved demand for our products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture, increased customer orders for our pipeline and wellhead product lines due to geographic expansion and an increase in the number of original equipment products we manufacture and the increase in our manufacturing capacity through other facility expansions and improvements. We believe that our T-3 branded pressure and flow control and pipeline products have gained market acceptance, resulting in greater bookings and sales to customers that use our products in both their domestic and international operations. For example, backlog for our pressure and flow control and pipeline product lines has increased approximately 30.6% from $61.8 million at June 30, 2007 to $80.7 million at June 30, 2008. T-3 original equipment product revenues (excluding EEC and Pinnacle revenues) increased approximately 6.6% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. In addition, our original equipment product revenues accounted for approximately 80% of total revenues during the six months ended June 30, 2008, as compared to 74% of total revenues during the same period in 2007. These revenue increases are partially offset by weaker activity for our Canadian operations.
     Cost of Revenues. Cost of revenues increased $20.0 million, or 32.0%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 39.6% in the six months ended June 30, 2008 compared to 37.3% in the six months ended June 30, 2007. Gross profit margin was higher in 2008 primarily due to increased sales of higher margin products and services and operational efficiencies.
     Operating Expenses. Operating expenses increased $8.1 million, or 39.6%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The acquisitions of EEC, HP&T and Pinnacle accounted for $3.9 million, or 48.3%, of this total operating expense increase. Operating expenses for the six months ended June 30, 2008 included $2.5 million of costs incurred related to the pursuit of strategic alternatives. Operating expenses for the six months ended June 30, 2007 included a $2.5 million compensation charge related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his then existing employment agreement. Operating expenses, excluding the strategic alternatives costs in 2008 and the compensation charge in 2007, as a percentage of revenues were 19.0% and 18.0% in the six months ended June 30, 2008 and 2007, respectively. The increase in operating expenses as a percentage of revenues, excluding the strategic alternatives costs and compensation charge, as compared to the six months ended June 30, 2007, is primarily due to increased other intangible assets amortization costs incurred as a result of the October 2007 acquisitions of EEC and HP&T, as well as increased employee stock-based compensation expense and health insurance costs.
     Interest Expense. Interest expense for the six months ended June 30, 2008 was $1.5 million compared to $0.3 million in the six months ended June 30, 2007. The increase was attributable to higher debt levels during 2008, primarily incurred in conjunction with our 2007 acquisitions of EEC and HP&T and our 2008 acquisition of Pinnacle.

     Income Taxes. Income tax expense for the six months ended June 30, 2008 was $7.8 million as compared to $6.5 million in the six months ended June 30, 2007. The increase was primarily due to an increase in income before taxes. Our effective tax rate was 31.3% in the six months ended June 30, 2008 compared to 37.5% in the six months ended June 30, 2007. The lower tax rate in 2008 is primarily attributable to our utilization of R&D tax credits as well as extraterritorial income exclusion tax deductions available for years prior to December 31, 2007 during the 2008 period. In March and June 2008, we filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.1 million. The 2007 effective tax rate was impacted by certain compensation expenses being non-deductible under Section 162(m).
     Income from Continuing Operations. Income from continuing operations was $17.0 million in the six months ended June 30, 2008 compared with $10.8 million in the six months ended June 30, 2007 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the six months ended June 30, 2008, was not significant. Loss from discontinued operations, net of tax for the six months ended June 30, 2007 was $1.1 million as a result of a jury verdict during the second quarter of 2007 against one of the Company’s discontinued businesses. See further discussion in Note 7 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     At June 30, 2008, we had working capital of $73.0 million, current maturities of long-term debt of $74,000, long-term debt (net of current maturities) of $39.0 million and stockholders’ equity of $214.5 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $23.4 million for the six months ended June 30, 2008 compared to $3.4 million for the six months ended June 30, 2007. The increase in net cash provided by operating activities was primarily attributable to increased profit and improved accounts receivable collections and inventory turns, as well as increased customer prepayments for our products, as compared to the first six months of 2007.
     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the six months ended June 30, 2008 and 2007, we made capital expenditures of approximately $5.6 million and $2.2 million, respectively. Cash consideration paid for business acquisitions was $2.7 million in the six months ended June 30, 2008 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the six months ended June 30, 2007.
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include proceeds from issuances of common stock, proceeds from the exercise of warrants and stock options, and borrowings under our senior credit facility. Principal uses of cash include payments on our senior credit facility. Financing activities used net cash of ($17.8) million for the six months ended June 30, 2008 as compared to net cash of $27.4 million provided in the six months ended June 30, 2007. We made net repayments under our swing line credit facility of $3.4 million and $85,000 during the six months ended June 30, 2008 and 2007, respectively. We repaid $19.0 million on our revolving credit facility and $93,000 on long-term debt during the six months ended June 30, 2008. We received net proceeds of $22.2 million from the common stock issued and $4.0 million from the warrants exercised in connection with the April 2007 offering (see Note 12 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007) during the six months ended June 30, 2007. We had proceeds from the exercise of stock options of $3.1 million and $0.8 million during the six months ended June 30, 2008 and 2007, respectively. We had excess tax benefits from stock-based compensation of $1.7 million and $0.4 million during the six months ended June 30, 2008 and 2007, respectively.
     Principal Debt Instruments. As of June 30, 2008, we had an aggregate of $39.0 million borrowed under our senior credit facility. As of June 30, 2008, availability under our senior credit facility was $140.5 million.
     Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that we can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. As of June 30, 2008, we had $39.0 million borrowed under our senior credit facility. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million, respectively. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At June 30, 2008, the swing line portion of our senior credit facility bore interest at 5.0%, with interest payable quarterly, and the revolver portion of our credit facility bore interest at 3.5%, with interest payable monthly. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 6.6% during the first six months of 2008. The effective interest rate, excluding amortization of deferred loan costs, was 5.9% during the first six months of 2008. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio, a maximum leverage ratio and a limitation on capital expenditures. As of June 30, 2008, we were in compliance with the covenants under the senior credit facility. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and also ranges from the Base Rate to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of June 30, 2008, there was no outstanding balance on our Canadian revolving credit facility.
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

     Contractual Obligations. A summary of our outstanding contractual obligations and other commercial commitments at June 30, 2008 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt	$39,080	$74	$6	$39,000	$—
Letters of credit	540	540	—	—	—
Operating leases	4,948	2,110	2,408	424	6

Total contractual obligations	$44,568	$2,724	$2,414	$39,424	$6

     As of June 30, 2008, our FIN 48 unrecognized tax benefits totaled $0.9 million. These unrecognized tax benefits have been excluded from the above table because we cannot reliably estimate the period of cash settlement with respective taxing authorities. In addition, we have excluded $0.5 million of post-closing purchase price adjustments related to the acquisitions of EEC and HP&T from the above table. We expect these amounts will be paid during 2008.
     Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of June 30, 2008, our senior credit facility, whose interest rate floats with the Base Rate (as defined in the senior credit facility) or LIBOR, had a principal balance of $39.0 million. A 1.0% increase in interest rates could result in a $390,000 increase in annual interest expense based on the June 30, 2008 outstanding principal balance. As of June 30, 2008, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian operations. We conduct our Canadian business in the local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our condensed consolidated balance sheet. Less than 2.5% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a ($0.5) million adjustment to our equity account for the six months ended June 30, 2008 to reflect the net impact of the change in the foreign currency exchange rate.
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

     As required by Rule 13a-15(b) of the Exchange Act, our management carried out an evaluation, with the participation of our principal executive officer (our CEO) and our principal financial officer (our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on those evaluations, our CEO and CFO have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Cautionary Note Regarding Forward-Looking Statements
     Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
     All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operation” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “expects,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “budgets,” “predicts,” “estimates” and similar expressions. These statements include statements related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience, current expectations and projections about us and the industries in which we operate in general, and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements.
     Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this report. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any legal proceedings that are material to us. Please see Note 7 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
     An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in our Annual Report on Form 10-K for the year ended December 31, 2007, before you decide to invest in our securities. These risks are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.
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
     We have experienced significant revenue growth over the past 12 months. To maintain our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity. We believe our future success depends in part on our ability to manage this expansion. The following factors could present difficulties for us:
•	inability to integrate operations between existing and new or expanded facilities;

•	lack of a sufficient number of qualified technical and operating personnel;

•	shortage of operating equipment and raw materials necessary to operate our expanded business; and

•	inability to manage the increased costs associated with our expansion.
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999 through August 1, 2008, oil prices have ranged from as low as $11.37 per barrel to as high as $145.31 per barrel and natural gas prices have ranged from as low as $1.65 per million British thermal units, or MMBtu, to as high as $19.38 per MMBtu. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.
     At June 30, 2008, our backlog was approximately $80.7 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
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
     We have pursued and intend to continue to pursue strategic acquisitions of complementary assets and businesses, such as our recent acquisitions of Pinnacle, EEC and HP&T. Acquisitions involve numerous risks, including:
•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential loss of key employees and customers of the acquired company;

•	potential inability to properly establish and maintain effective internal controls over an acquired company; and

•	risk of entering markets in which we have limited prior experience.
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
     From 2003 through 2005, we incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. There were no such goodwill impairments during 2006, 2007 or the first six months of 2008. As of June 30, 2008, we had approximately $112.7 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors, some of which are beyond our control.
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended June 30, 2008, the sale prices of our common stock on The NASDAQ Global Market has ranged from a low of $28.29 to a high of $80.28 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
          The 2008 Annual Meeting of Stockholders of the Company was held on May 29, 2008. A brief description of the proposals and voting results follows.
a.	The following nominee was elected at that meeting as Class I director:

	Number of Votes
Name of Nominee	For	Withheld
Gus D. Halas	10,449,603	1,098,089
b.	The result of the vote to approve the amendment and restatement of the 2002 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance from 2,000,000 to 3,000,000 was as follows:

	Number of Votes
For	Against	Abstain	Non-Votes
2,766,889	7,769,675	181,136	829,992
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit Number	Identification of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2008.

T-3 ENERGY SERVICES, INC.
By:	/s/ JAMES M. MITCHELL
James M. Mitchell (Chief Financial
Officer and Senior Vice President)

INDEX TO EXHIBITS

Exhibit
Number	Identification of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.

**	Furnished herewith.