Form 10-Q
period 2008-09-30
T-3 ENERGY SERVICES INC
filed 2008-11-05
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 31, 2008, the registrant had 12,530,791 shares of common stock outstanding.

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,620	$9,522
Accounts receivable – trade, net	43,182	44,180
Inventories	59,819	47,457
Deferred income taxes	4,754	3,354
Prepaids and other current assets	6,162	5,824

Total current assets	115,537	110,337

Property and equipment, net	43,982	40,073
Goodwill, net	112,531	112,249
Other intangible assets, net	34,124	35,065
Other assets	2,972	2,838

Total assets	$309,146	$300,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$24,296	$20,974
Accrued expenses and other	18,880	15,156
Current maturities of long-term debt	5	74

Total current liabilities	43,181	36,204

Long-term debt, less current maturities	31,834	61,423
Other long-term liabilities	1,614	1,101
Deferred income taxes	12,408	11,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,530,791 and 12,320,341 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	13	12
Warrants, 10,157 and 13,138 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20	26
Additional paid-in capital	169,317	160,446
Retained earnings	48,754	27,039
Accumulated other comprehensive income	2,005	3,125

Total stockholders’ equity	220,109	190,648

Total liabilities and stockholders’ equity	$309,146	$300,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Products	$59,635	$42,903	$175,386	$121,743
Services	10,203	10,327	31,312	31,320

	69,838	53,230	206,698	153,063

Cost of revenues:
Products	37,440	27,493	107,815	77,332
Services	6,100	6,370	18,334	19,125

	43,540	33,863	126,149	96,457

Gross profit	26,298	19,367	80,549	56,606

Selling, general and administrative expenses	15,696	8,789	44,226	29,230

Income from operations	10,602	10,578	36,323	27,376

Interest expense	(453)	(98)	(1,946)	(354)

Interest income	80	424	143	705

Other income (expense), net	(164)	301	343	780

Income from continuing operations before provision for income taxes	10,065	11,205	34,863	28,507

Provision for income taxes	5,359	3,984	13,128	10,474

Income from continuing operations	4,706	7,221	21,735	18,033

Loss from discontinued operations, net of tax	(9)	(92)	(20)	(1,167)

Net income	$4,697	$7,129	$21,715	$16,866

Basic earnings (loss) per common share:
Continuing operations	$.38	$.59	$1.75	$1.56

Discontinued operations	$—	$—	$—	$(.10)

Net income per common share	$.38	$.59	$1.75	$1.46

Diluted earnings (loss) per common share:
Continuing operations	$.37	$.58	$1.69	$1.52

Discontinued operations	$—	$(.01)	$—	$(.10)

Net income per common share	$.37	$.57	$1.69	$1.42

Weighted average common shares outstanding:
Basic	12,504	12,170	12,437	11,550

Diluted	12,872	12,523	12,885	11,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,715	$16,866
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	20	1,167
Bad debt expense	340	171
Depreciation and amortization	6,444	3,181
Amortization of deferred loan costs	174	189
Loss (gain) on sale of assets	(33)	12
Write-off of property and equipment, net	25	—
Deferred taxes	(718)	(266)
Employee stock-based compensation expense	4,025	2,463
Excess tax benefits from stock-based compensation	(1,688)	(653)
Equity in earnings of unconsolidated affiliate	(175)	(485)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable – trade	1,249	(3,985)
Inventories	(12,630)	(11,496)
Prepaids and other current assets	(539)	2,034
Other assets	(219)	(472)
Accounts payable – trade	3,452	1,128
Accrued expenses and other	5,868	(515)

Net cash provided by operating activities	27,310	9,339

Cash flows from investing activities:
Purchases of property and equipment	(7,488)	(4,305)
Proceeds from sales of property and equipment	92	40
Cash paid for acquisitions, net of cash acquired	(2,732)	—
Equity investment in unconsolidated affiliate	—	(460)

Net cash used in investing activities	(10,128)	(4,725)

Cash flows from financing activities:
Net borrowings (repayments) under swing line credit facility	4,414	(85)
Net repayments under revolving credit facility	(34,000)	—
Payments on long-term debt	(93)	—
Debt financing costs	(78)	—
Net proceeds from issuance of common stock	—	22,157
Proceeds from exercise of stock options	3,084	1,152
Proceeds from exercise of warrants	38	4,018
Excess tax benefits from stock-based compensation	1,688	653

Net cash provided by (used in) financing activities	(24,947)	27,895

Effect of exchange rate changes on cash and cash equivalents	(137)	65

Net increase (decrease) in cash and cash equivalents	(7,902)	32,574
Cash and cash equivalents, beginning of period	9,522	3,393

Cash and cash equivalents, end of period	$1,620	$35,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,697	$7,129	$21,715	$16,866

Other comprehensive income (loss):
Foreign currency translation adjustment	(650)	980	(1,120)	2,232

Comprehensive income	$4,047	$8,109	$20,595	$19,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its subsidiaries (collectively, “T-3” or the “Company”). The Company’s 50% investment in its Mexico joint venture is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to conform prior year financial information to the current period presentation. Also, to conform the September 30, 2007 statement of cash flows to the December 31, 2007 presentation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has reclassified $0.6 million from cash provided by financing activities to cash provided by operating activities.
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
Goodwill and Other Long-Lived Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests for the impairment of goodwill on at least an annual basis. Our annual test of impairment of goodwill is performed as of December 31.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests for the impairment of other long-lived assets upon the occurrence of a triggering event.
     While the Company does not presently believe that its goodwill has been impaired, the annual assessment has not yet been completed. Additionally, the Company has not noted any triggering events that would lead to an assessment of impairment for its other long-lived assets. Further declines in the Company’s stock price or an extended period of sustained economic declines could result in an impairment of its goodwill and/or other long-lived assets.
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
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On May 29, 2008, the Company exercised its option to purchase certain fixed assets and inventory of HP&T Products, Inc. in India at their estimated fair value of $0.4 million. The final fair market valuation of the assets purchased will be determined during the fourth quarter of 2008. The purchase of these assets was funded from the Company’s working capital and the use of its senior credit facility.
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
     The acquisitions of Pinnacle, EEC and HP&T discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. The balances included in the condensed consolidated balance sheets at December 31, 2007 and September 30, 2008 related to the EEC and HP&T acquisitions and, at September 30, 2008, related to the Pinnacle acquisition are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. No material changes to the EEC and HP&T preliminary allocations were made during 2008 and the Company does not anticipate any material changes to the allocations going forward. The Company did allocate $1.5 million of the Pinnacle purchase price to other intangible assets during the second quarter of 2008. The Pinnacle acquisition is not material to the Company’s condensed consolidated financial statements, and therefore a preliminary purchase price allocation and pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s Pinnacle acquisition and the purchase of the HP&T India assets which is presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 (dollars in thousands):

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
interest expense related to the borrowing under the Company’s senior credit facility.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Revenues	$70,431	$203,804
Income from continuing operations	$8,801	$22,767
Basic Earnings per share from continuing operations	$0.72	$1.97
Diluted Earnings per share from continuing operations	$0.70	$1.92
Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations were reported as discontinued operations. The Company’s loss before income taxes from discontinued operations for the three and nine months ended September 30, 2008 was not significant. The Company’s loss before income taxes from discontinued operations for the three and nine months ended September 30, 2007 was $0.1 million and $1.8 million, respectively, and primarily resulted from a jury verdict during the three months ended June 30, 2007 against one of the Company’s discontinued businesses. See Note 7 for further discussion.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$7,642	$7,640
Work in process	16,723	16,319
Finished goods and component parts	35,454	23,498

	$59,819	$47,457

4.	DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million, respectively. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of September 30, 2008, the Company had $31.8 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information related to the Company’s debt.
5. EARNINGS (LOSS) PER SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2008 and 2007, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2008	2007
Numerator:
Income from continuing operations	$4,706	$7,221
Loss from discontinued operations	(9)	(92)

Net income	$4,697	$7,129

Denominator:
Weighted average common shares outstanding — basic	12,504	12,170
Shares for dilutive stock options, restricted stock and warrants	368	353

Weighted average common shares outstanding — diluted	12,872	12,523

Basic earnings (loss) per common share:
Continuing operations	$.38	$.59
Discontinued operations	—	—

Net income per common share	$.38	$.59

Diluted earnings (loss) per common share:
Continuing operations	$.37	$.58
Discontinued operations	—	(.01)

Net income per common share	$.37	$.57

     For the three months ended September 30, 2008 and 2007, there were 574,000 and 33,000 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2008, there were 10,000 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2008	2007
Numerator:
Income from continuing operations	$21,735	$18,033
Loss from discontinued operations	(20)	(1,167)

Net income	$21,715	$16,866

Denominator:
Weighted average common shares outstanding — basic	12,437	11,550
Shares for dilutive stock options, restricted stock and warrants	448	329

Weighted average common shares outstanding — diluted	12,885	11,879

Basic earnings (loss) per common share:
Continuing operations	$1.75	$1.56
Discontinued operations	—	(.10)

Net income per common share	$1.75	$1.46

Diluted earnings (loss) per common share:
Continuing operations	$1.69	$1.52
Discontinued operations	—	(.10)

Net income per common share	$1.69	$1.42

     For the nine months ended September 30, 2008 and 2007, there were 178,000 and 39,850 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2008, there were 3,400 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States, India and Canada.

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended September 30:
2008
Revenues	$69,838	$—	$69,838
Depreciation and amortization	1,733	267	2,000
Income (loss) from operations	17,749	(7,147)	10,602
Capital expenditures	1,553	309	1,862
2007
Revenues	$53,230	$—	$53,230
Depreciation and amortization	766	319	1,085
Income (loss) from operations	14,122	(3,544)	10,578
Capital expenditures	1,862	196	2,058

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Nine months ended September 30:
2008
Revenues	$206,698	$—	$206,698
Depreciation and amortization	5,511	933	6,444
Income (loss) from operations	54,604	(18,281)	36,323
Capital expenditures	6,658	830	7,488
2007
Revenues	$153,063	$—	$153,063
Depreciation and amortization	2,213	968	3,181
Income (loss) from operations	38,892	(11,516)	27,376
Capital expenditures	3,721	584	4,305
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
     In June 2003, a lawsuit was filed against the Company in the 61st Judicial District of Harris County, Texas. The lawsuit alleged that certain equipment purchased from and installed by a wholly-owned subsidiary of the Company was defective. The plaintiffs initially alleged repair and replacement damages of $0.3 million. In 2005, the plaintiffs alleged production damages in the range of $3 to $5 million. During February 2008, the Company’s insurance carrier settled this lawsuit with the plaintiffs for $0.2 million.
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations during the second quarter of 2007.
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
     At September 30, 2008, the Company had no significant letters of credit outstanding.
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
Common Stock
     The Company issued 210,450 shares of common stock during the nine months ended September 30, 2008 primarily as a result of 188,789 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan. The increase is also a result of 2,981 shares issued as a result of the exercise of warrants, the granting of 10,000 shares of restricted stock to James M. Mitchell, the Company’s Senior Vice President and Chief Financial Officer, and the granting of 8,680 shares of restricted stock to certain members of the Company’s Board of Directors.
Warrants
     During the nine months ended September 30, 2008, a total of 2,981 warrants were exercised. At September 30, 2008, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding.
Additional Paid-In Capital
     During the nine months ended September 30, 2008, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.

9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of September 30, 2008, the Company had 1,368,959 shares reserved for issuance in connection with the Plan. Outstanding stock options as of September 30, 2008 were 1,367,375 shares.
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

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007
Expected volatility	50.00%	40.00%
Risk-free interest rate	2.28%	4.64%
Expected term (in years)	4.7	5
     The Company granted 436,500 and 447,850 options during the nine months ended September 30, 2008 and 2007, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $19.13 and $9.38, respectively. The Company recognized $3,390,000 and $1,633,000 of employee stock-based compensation expense related to stock options during the nine months ended September 30, 2008 and 2007, respectively. As further discussed above in Note 8, the stock-based compensation expense related to stock options for the nine months ended September 30, 2007 includes a charge of $317,000 related to the immediate vesting of 66,667 unvested stock options held by Gus D. Halas, the Company’s President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his then existing employment agreement.
Restricted Stock Awards
     On July 1, 2008, the Company granted 10,000 shares of restricted stock to James M. Mitchell. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares will vest annually in 1/3rd increments beginning on July 1, 2009.
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
     On September 14, 2007, the Company and Gus D. Halas entered into an Employment Agreement that provided for a Restricted Stock Award Agreement (the “Stock Agreement”) that granted 10,000 shares of the

Company’s restricted common stock. Pursuant to the Stock Agreement, these shares vested on September 14, 2008. The fair value of these shares of restricted stock was determined based on the closing price of the Company’s stock on September 14, 2007. The Employment Agreement also provides for two additional restricted stock awards of 10,000 shares each to be granted on September 14, 2008 and September 14, 2009. The additional restricted stock awards shall vest on the first anniversary of their respective grant dates, provided that Mr. Halas remains employed with the Company through these vesting dates. The Company has not yet entered into a Restricted Stock Award Agreement with Mr. Halas to grant the 10,000 shares of restricted stock that were due to be granted on September 14, 2008 due to the limited availability of shares for issuance in connection with the Plan.
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each granted Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. The first 50,000 shares were to vest on January 11, 2008, provided that Mr. Halas remained employed with the Company through this vesting date. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date, April 27, 2006. Of the remaining 50,000 shares, 25,000 vested on January 12, 2007 since the Company’s common stock price increased at least 25% from the closing price of the common stock on January 12, 2006, and 25,000 were to vest on January 11, 2008 if the Company’s common stock price had increased at least 25% from the closing price of the common stock on January 12, 2007, and Mr. Halas remained employed with the Company through the applicable vesting date. The fair value of these restricted shares with market conditions was determined using a Monte Carlo simulation model. As described further in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the sale of the Company’s common stock by First Reserve Fund VIII, L.P. in November 2006 coupled with its sale of common stock in the offering in April 2007 constituted a “change of control” pursuant to the terms of the Company’s then existing employment agreement with Mr. Halas. This “change of control” resulted in the immediate vesting of the remaining 75,000 unvested shares of restricted stock during April 2007.
     The Company recognized $635,000 and $830,000 of employee stock-based compensation expense related to restricted stock awards during the nine months ended September 30, 2008 and 2007, respectively.
10. INCOME TAXES
     The Company’s effective tax rate was 53.2% for the three months September 30, 2008 compared to 35.6% for the three months ended September 30, 2007. The higher tax rate in 2008 is primarily attributable to the non-deductibility of approximately $2.6 million of costs incurred related to the pursuit of strategic alternatives for the Company, of which $0.4 million of these costs were recorded in the second quarter of 2008. The higher tax rate in the third quarter of 2008 is also due to the following: additional income tax expense of approximately $0.3 million related to adjustments recorded in connection with the filing of the 2007 consolidated federal income tax return during the third quarter of 2008; a $0.3 million increase in the Company’s liability for unrecognized tax benefits; and $0.3 million of certain compensation expenses being non-deductible under Section 162(m) during the third quarter of 2008.
     The Company’s effective tax rate was 37.7% for the nine months ended September 30, 2008 compared to 36.7% for the nine months ended September 30, 2007. The higher tax rate in 2008 is primarily attributable to the non-deductibility of approximately $2.6 million of costs incurred related to the pursuit of strategic alternatives for the Company. The higher tax rate in 2008 is also due to the following: additional income tax expense of approximately $0.3 million related to adjustments recorded in connection with the filing of the 2007 consolidated federal income tax return during 2008; a $0.5 million increase in the Company’s liability for unrecognized tax benefits; and $0.3 million of certain compensation expenses being non-deductible under Section 162(m) during 2008. These increases were partially offset by the Company’s utilization, during 2008, of R&D tax credits and extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March and June 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.1 million. In addition, the 2007 effective tax rate included the effect of certain compensation expenses being non-deductible under Section 162(m) of the Internal Revenue Code.

11. SUBSEQUENT EVENTS
     On October 31, 2008, the Company and Keith A. Klopfenstein, the Company’s newly appointed Senior Vice President — Pressure Control Group, entered into an Employment Agreement (the “Agreement”). The Agreement has a one year term commencing on October 31, 2008. The Agreement provides for an annual base salary and an annual bonus based on the achievement of performance goals to be established annually by the Compensation Committee of the Company’s Board of Directors. The Agreement contains standard confidentiality covenants with respect to the Company’s trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Klopfenstein no longer receives any payments under the Agreement. If Mr. Klopfenstein is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), the Company is required to pay Mr. Klopfenstein a single, lump sum payment in an amount equal to one times his annual base salary, and all stock options and restricted stock grants will be fully vested. Additionally, Mr. Klopfenstein’s contingent performance bonus under the Company’s annual cash bonus plan for the fiscal year in which the termination occurs shall be determined at the end of the fiscal year in accordance with the terms of the bonus plan and performance criteria for such contingent bonus award, and to the extent such bonus is earned bonus on the achievement of the performance criteria, the amount (days in the year lapsed as of Employee’s termination over 365) of such “earned” bonus shall be paid to Employee in a lump sum on the normal payment date for such annual bonuses under the plan, but not later than the March 15th following the end of the fiscal year of termination of employment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 71%, 16% and 13% of our total revenues, respectively, for the three months ended September 30, 2008, and 72%, 15% and 13% of our total revenues, respectively, for the nine months ended September 30, 2008. We offer “original equipment products,” which we define as products that we design or manufacture, and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 81% and 80% and aftermarket parts and services generated 19% and 20% of our total revenues for the three and nine months ended September 30, 2008, respectively.
Recent Developments
     On October 31, 2008, we entered into an employment agreement (the “Agreement”) with Keith A. Klopfenstein, the Company’s newly appointed Senior Vice President — Pressure Control Group. The Agreement has a one year term commencing on October 31, 2008. The Agreement provides for an annual base salary and an annual bonus based on the achievement of performance goals to be established annually by the Compensation Committee of our Board of Directors. The Agreement contains standard confidentiality covenants with respect to our trade secrets and non-competition and non-solicitation covenants until the later of the first anniversary of the date of termination or resignation or such time as Mr. Klopfenstein no longer receives any payments under the Agreement. If Mr. Klopfenstein is terminated for any reason other than due to death, disability or cause (as defined in the Agreement), we are required to pay Mr. Klopfenstein a single, lump sum payment in an amount equal to one times his annual base salary, and all stock options and restricted stock grants will be fully vested. Additionally, Mr. Klopfenstein’s contingent performance bonus under our annual cash bonus plan for the fiscal year in which the termination occurs shall be determined at the end of the fiscal year in accordance with the terms of the bonus plan and performance criteria for such contingent bonus award, and to the extent such bonus is earned bonus on the achievement of the performance criteria, the amount (days in the year lapsed as of Employee’s termination over 365) of such “earned” bonus shall be paid to Employee in a lump sum on the normal payment date for such annual bonuses under the plan, but not later than the March 15th following the end of the fiscal year of termination of employment.
Strategy
     Our strategy is to better position ourselves to capitalize on what we believe to be a long term trend towards increased domestic and international drilling activity in the oil and gas industry while maintaining sufficient flexibility and liquidity to operate and opportunistically improve during any temporary declines in activities. We believe this increased activity over the long-term will result in additional demand for our products and services. We intend to:
•	Expand our manufacturing capacity through facility expansions and improvements. We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. This organic expansion effort has included increasing our BOP manufacturing capacity from ten to twenty-five units per month by upgrading and expanding our machining capabilities at our existing facilities and expansion into Grand Junction, Colorado and Conway, Arkansas during 2007. During the remainder of 2008 and the first half of 2009, we will continue to expand capacity by:

•	completing the expansion of our BOP repair capacity from 7 stacks per month to 11 stacks per month;

•	finalizing the creation of an India-based manufacturing subsidiary during the last quarter of 2008;

•	opening additional facilities for our wellhead product line; and

•	opening additional facilities for our pipeline product line.
•	Continue new product development. Since April 2003, we have introduced 118 new products, and we will continue to focus on new product development across all of our product lines, with a continued focus on pressure and flow control products and more recently on wellhead products. In particular, during 2007 we added a subsea line of products to our traditional surface drilling products by introducing our T-3 Diamond Series Model 6012 Subsea Double Ram BOP fitted with subsea compact tandem booster bonnets and casing shear bonnets. In addition, during 2007 we received commitments for our new stainless steel dual block wellhead system incorporating our new Diamond Series production gate valve technology, our new under-balanced drilling deployment valve wellhead system, and a conventional wellhead system that also incorporates our new Diamond Series production gate valves.

•	Expand our geographic areas of operation. We intend to expand our geographic areas of operation, with particular focus on field services for our wellhead and pipeline product lines. We are expanding our wellhead and pipeline repair and remanufacturing services by establishing facilities in areas we believe will have high drilling activity, such as the Barnett Shale in North Texas, the Cotton Valley trend in the East Texas Basin, the Fayetteville Shale in the Arkoma Basin, the Marcellus Shale in the Appalachian region and the Rocky Mountain region. For example, in January 2008 we expanded into the Oklahoma region by acquiring Pinnacle Wellhead, Inc., or Pinnacle. During 2007, we furthered our expansion into the Rocky Mountain region by opening a facility in Grand Junction, Colorado and we established a presence in the Arkoma Basin by opening a facility in Conway, Arkansas.

•	Improve efficiencies and cut costs when appropriate. In the event that revenues do not materialize as we anticipate, we intend to cut costs and improve efficiencies in a manner that will allow us to maximize the long term cash flows and returns of the Company.

•	Pursue strategic acquisitions and alliances. Our acquisition strategy will focus on broadening our markets and existing product offerings. In July 2008, we entered into a joint venture arrangement, which we anticipate to be operational in the fourth quarter of 2008, with Aswan International Engineering Company LLC in the Middle East to repair, manufacture, remanufacture and service equipment for customers in the UAE, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. In January 2008, we acquired Pinnacle, located in Oklahoma City, Oklahoma to expand our wellhead products and services into a strategically identified market that already has existing operations, work force and customer relationships. In October 2007, we acquired Energy Equipment Corporation, or EEC, and HP&T Products, Inc., or HP&T, both of which are located in Houston, Texas, to enhance our ability to continue to develop and introduce innovative and industry-leading technologies within our pressure and flow control product line. We will continue to seek similar strategic acquisition and alliance opportunities in the future.
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
     We typically bid for original equipment product sales and repair work. Field service work is offered at a fixed rate plus expenses.
How We Evaluate Our Operations
     Our management uses the following financial and operational measurements to analyze the performance of our business:
•	revenue and facility output;

•	material and labor expenses as a percentage of revenue;

•	selling, general and administrative expenses as a percentage of revenue;

•	operating income;

•	EBITDA;

•	return on capital employed;

•	financial and operational models; and

•	other measures of performance.
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
     Operating Income. We monitor operating income as a measure for budgeting and for evaluating actual results against our budgets.
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
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, and the valuation of goodwill and other long-lived assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors results in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.
     While we do not presently believe that our goodwill has been impaired, we have not yet completed our annual assessment. Additionally, we have not noted any triggering events that would lead to an assessment of impairment for our other long-lived assets. Further declines in our stock price or an extended period of sustained economic declines could result in an impairment of our goodwill and/or other long-lived assets.
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
Outlook
     Changes in the current and expected future prices of oil and gas influence the level of energy industry spending. Changes in spending results in an increase or decrease in demand for our products and services. Therefore, our results are dependant on, among other things, the level of worldwide oil and gas drilling activity and our customers’ perceptions of what will happen to those levels in the future. This affects cash flows of and capital spending by other oilfield service companies and drilling contractors and pipeline maintenance activity. We believe that oil and gas market prices and the drilling rig count in the United States, Canada and international markets serve as key indicators of demand for the products we manufacture and sell and for our services. The following table sets forth oil and gas price information and rig count data as of the end of each fiscal quarter for the past two years:

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
September 30, 2006	$70.42	$6.17	1,719	494	941
December 31, 2006	$59.98	$7.24	1,719	440	952
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,868	199	1,084
September 30, 2008	$118.05	$9.00	1,987	439	1,096

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     We believe our outlook for the remainder of 2008 is favorable, as evidenced by our strong backlog for our pressure and flow control product line and our continued robust quoting activity. The outlook beyond 2008 is more difficult to ascertain. Although a number of factors influence exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impacts energy consumption and the resulting demand for our products and services. This demand could also be affected by the availability of credit as many companies that spend in the industry or consume energy fund a portion of those expenditures with debt. A global economic slowdown or continuation of the current extreme tightness in credit markets could reduce energy demand and adversely impact business volumes across our operations and the future financial results of the Company. The Company is currently in the process of evaluating markets and budgets for 2009 and cannot provide guidance. At the moment, current commodity prices and higher than normal levels of inventories for oil and natural gas imply a negative impact on the level of activity and capital spending in our industry which would, in turn, imply a negative impact on pricing of and demand for our product and service lines. In the past, these declines have typically occurred in the United States before spreading into international markets. Please read “Item 1A. Risk Factors—Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control” and “—A decline in or substantial volatility of oil and gas prices could adversely affect the demand and prices for our products and services.”
Results of Operations
Three Months ended September 30, 2008 Compared with Three Months ended September 30, 2007
     Revenues. Revenues increased $16.6 million, or 31.2%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Excluding the acquisitions of EEC and HP&T, which were completed in October 2007, and Pinnacle, which was completed in January 2008, revenues decreased approximately $1.0 million, or 1.9% from the three months ended September 30, 2007. Excluding EEC and HP&T, our pressure and flow control products revenue decreased approximately $2.7 million from the three months ended September 30, 2007, as a direct result of Hurricanes Gustav and Ike, which resulted in approximately $7.9 million in anticipated third quarter revenues to be delayed into the fourth quarter of 2008 and the first quarter of 2009, partially offset by $5.2 million of increased revenue from improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. Our pipeline product line revenues increased approximately $2.5 million from the three months ended September 30, 2007, due to $3.1 million of increased revenue from an increase in the number of original equipment products we manufacture, partially offset by approximately $0.6 million in anticipated third quarter 2008 revenues being delayed into the fourth quarter of 2008 or the first quarter of 2009 due to Hurricanes Gustav and Ike. Excluding Pinnacle, our wellhead product line revenues decreased approximately $0.8 million from the three months ended September 30, 2007, due to lower activity in 2008 with certain larger customers. We believe that our T-3 branded pressure and flow control and pipeline products have gained market acceptance, resulting in greater bookings and sales to customers that use our products in both their domestic and international operations. For example, backlog for our pressure and flow control and pipeline product lines has increased approximately 60.5% from $58.7 million at September 30, 2007 to $94.2 million at September 30, 2008. Also, as a percentage of revenues, our original equipment product revenues accounted for approximately 81% of total revenues during the three months ended September 30, 2008, as compared to 76% of total revenues during the same period in 2007.
     Cost of Revenues. Cost of revenues increased $9.7 million, or 28.6%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 37.7% in the three months ended September 30, 2008 compared to 36.4% in the three months ended September 30, 2007. Gross profit margin was higher in 2008 due to increased sales of higher margin products and services and operational efficiencies, partially offset by costs of approximately $1.4 million associated with lost absorption, downtime pay and minimal property damage due to the impact of Hurricanes Gustav and Ike. Gross profit margin was also lower in 2007 due to 2007 gross profit margins being affected by July 2006 pricing on a large choke order and cost overruns on four July 2006 quoted large bore blowout preventers at one of our pressure and flow control facilities where the manufacturing capacity expansion had not yet been completed.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.9 million, or 78.6%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The acquisitions of EEC, HP&T and Pinnacle accounted for $1.6 million, or 23.7%, of this total selling, general and administrative expense increase. Selling, general and administrative expenses for the three months ended September 30, 2008 included $2.2 million of costs related to the pursuit of strategic alternatives. Selling, general and administrative expenses, excluding the strategic alternatives costs in 2008, as a percentage of revenues were 19.3% and 16.5% in the three months ended September 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses as a percentage of revenues, excluding the strategic alternatives costs, as compared to the three months ended September 30, 2007 is primarily due to increased other intangible assets amortization costs of $0.5 million incurred as a result of the October 2007 acquisitions of EEC and HP&T, as well as increased employee stock-based compensation expense of $1.0 million and increased health insurance and payroll costs associated with an increase in headcount.
     Interest Expense. Interest expense for the three months ended September 30, 2008 was $0.5 million compared to $0.1 million in the three months ended September 30, 2007. The increase was attributable to higher debt levels during 2008, incurred in conjunction with our 2007 acquisitions of EEC and HP&T and our 2008 acquisition of Pinnacle.
     Income Taxes. Income tax expense for the three months ended September 30, 2008 was $5.4 million as compared to $4.0 million in the three months ended September 30, 2007. Our effective tax rate was 53.2% in the three months ended September 30, 2008 compared to 35.6% in the three months ended September 30, 2007. The higher tax rate in 2008 is primarily attributable to the non-deductibility of approximately $2.6 million of costs incurred related to the pursuit of strategic alternatives, of which $0.4 million of these costs were recorded in the second quarter of 2008. The higher tax rate in the third quarter of 2008 is also due to the following: additional income tax expense of approximately $0.3 million related to adjustments recorded in connection with the filing of the 2007 consolidated federal income tax return during the third quarter of 2008; a $0.3 million increase in our liability for unrecognized tax benefits; and $0.3 million of certain compensation expenses being non-deductible under Section 162(m) during the third quarter of 2008.
     Income from Continuing Operations. Income from continuing operations was $4.7 million in the three months ended September 30, 2008 compared with $7.2 million in the three months ended September 30, 2007 as a result of the foregoing factors.

     Discontinued Operations. During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the three months ended September 30, 2008, was not significant. Loss from discontinued operations, net of tax for the three months ended September 30, 2007 was $0.1 million.
Nine Months ended September 30, 2008 Compared with Nine Months ended September 30, 2007
     Revenues. Revenues increased $53.6 million, or 35.0%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Excluding the acquisitions of EEC and HP&T, which were completed in October 2007, and Pinnacle, which was completed in January 2008, revenues increased approximately $4.3 million, or 2.8% from the nine months ended September 30, 2007. Excluding EEC and HP&T, our pressure and flow control products revenue decreased approximately $0.5 million from the nine months ended September 30, 2007. This revenue decrease in pressure and flow control products was due in part to the impact of Hurricanes Gustav and Ike, which resulted in approximately $7.9 million in anticipated third quarter 2008 revenues to be delayed into the fourth quarter of 2008 and the first quarter of 2009. In addition, our Canadian pressure and flow control products revenue decreased approximately $3.1 million, due to continued weakness in the region. These decreases were partially offset by $10.5 million of increased revenue from improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. Our pipeline product line revenues increased approximately $5.3 million from the nine months ended September 30, 2007, due to $5.9 million of increased revenue as a result of an increase in the number of original equipment products we manufacture, partially offset by approximately $0.6 million in anticipated third quarter 2008 revenues being delayed into the fourth quarter of 2008 and the first quarter of 2009 due to Hurricanes Gustav and Ike. Excluding Pinnacle, our wellhead product line revenues decreased approximately $0.5 million from the nine months ended September 30, 2007, due to lower activity with certain larger customers in 2008. We believe that our T-3 branded pressure and flow control and pipeline products have gained market acceptance, resulting in greater bookings and sales to customers that use our products in both their domestic and international operations. For example, backlog for our pressure and flow control and pipeline product lines has increased approximately 60.5% from $58.7 million at September 30, 2007 to $94.2 million at September 30, 2008. Also, as a percentage of revenues, our original equipment product revenues accounted for approximately 80% of total revenues during the nine months ended September 30, 2008, as compared to 75% of total revenues during the same period in 2007.
     Cost of Revenues. Cost of revenues increased $29.7 million, or 30.8%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 39.0% in the nine months ended September 30, 2008 compared to 37.0% in the nine months ended September 30, 2007. Gross profit margin was higher in 2008 due to increased sales of higher margin products and services and operational efficiencies, partially offset by costs of approximately $1.4 million associated with lost absorption, downtime pay and minimal property damage due to the impact of Hurricanes Gustav and Ike. Gross profit margin was also lower in 2007 due to 2007 gross profit margins being affected by July 2006 pricing on a large choke order and cost overruns on four July 2006 quoted large bore blowout preventers at one of our pressure and flow control facilities where the manufacturing capacity expansion had not yet been completed.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.0 million, or 51.3%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The acquisitions of EEC, HP&T and Pinnacle accounted for $5.5 million, or 37.0%, of this total selling, general and administrative expense increase. Selling, general and administrative expenses for the nine months ended September 30, 2008 included $4.7 million of costs incurred related to the pursuit of strategic alternatives. Selling, general and administrative expenses for the nine months ended September 30, 2007 included a $2.5 million compensation charge related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his then existing employment agreement. Selling, general and administrative expenses, excluding the strategic alternatives costs in 2008 and the compensation charge in 2007, as a percentage of revenues were 19.1% and 17.5% in the nine months ended September 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses as a percentage of revenues, excluding the strategic alternatives costs in 2008 and the compensation charge in 2007, as compared to the nine months ended September 30, 2007, is primarily due to increased other intangible assets amortization costs of $2.0 million incurred as a result of the October 2007 acquisitions of EEC and HP&T, as well as increased employee stock-based compensation expense of $1.6 million and increased health insurance and payroll costs associated with an increase in headcount.
     Interest Expense. Interest expense for the nine months ended September 30, 2008 was $1.9 million compared to $0.4 million in the nine months ended September 30, 2007. The increase was attributable to higher debt levels during 2008, incurred in conjunction with our 2007 acquisitions of EEC and HP&T and our 2008 acquisition of Pinnacle.
     Income Taxes. Income tax expense for the nine months ended September 30, 2008 was $13.1 million as compared to $10.5 million in the nine months ended September 30, 2007. The increase was due to an increase in income before taxes. Our effective tax rate was 37.7% in the nine months ended September 30, 2008 compared to 36.7% in the nine months ended September 30, 2007. The higher tax rate in 2008 is primarily attributable to the non-deductibility of approximately $2.6 million of costs incurred related to the pursuit of strategic alternatives. The higher tax rate in 2008 is also due to the following: additional income tax expense of approximately $0.3 million related to adjustments recorded in connection with the filing of the 2007 consolidated federal income tax return during 2008; a $0.5 million increase in our liability for unrecognized tax benefits; and $0.3 million of certain compensation expenses being non-deductible under Section 162(m) during 2008. These increases were partially offset by our utilization, during 2008, of R&D tax credits and extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March and June 2008, we filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.1 million. In addition, the 2007 effective tax rate included the effect of certain compensation expenses being non-deductible under Section 162(m) of the Internal Revenue Code.
     Income from Continuing Operations. Income from continuing operations was $21.7 million in the nine months ended September 30, 2008 compared with $18.0 million in the nine months ended September 30, 2007 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the nine months ended September 30, 2008, was not significant. Loss from discontinued operations, net of tax for the nine months ended September 30, 2007 was $1.2 million as a result of a jury verdict during the second quarter of 2007 against one of the Company’s discontinued businesses. See further discussion in Note 7 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     At September 30, 2008, we had working capital of $72.4 million, current maturities of long-term debt of $5,000, long-term debt (net of current maturities) of $31.8 million and stockholders’ equity of $220.1 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $27.3 million for the nine months ended September 30, 2008 compared to $9.3 million for the nine months ended September 30, 2007. The increase in net cash provided by operating activities was attributable to increased profit and improved accounts receivable collections, as well as increased customer prepayments for our products. This was partially offset by increased tax deposits due to higher taxable income during 2008.

     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the nine months ended September 30, 2008 and 2007, we made capital expenditures of approximately $7.5 million and $4.3 million, respectively. Cash consideration paid for business acquisitions was $2.7 million in the nine months ended September 30, 2008 (see Note 2 to our condensed consolidated financial statements). There were no acquisitions in the nine months ended September 30, 2007.
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include proceeds from issuances of common stock, proceeds from the exercise of warrants and stock options, and borrowings under our senior credit facility. Principal uses of cash include payments on our senior credit facility. Financing activities used net cash of ($24.9) million for the nine months ended September 30, 2008 as compared to net cash of $27.9 million provided in the nine months ended September 30, 2007. We made net borrowings (repayments) under our swing line credit facility of $4.4 million and ($0.1) million during the nine months ended September 30, 2008 and 2007, respectively. We repaid $34.0 million on our revolving credit facility and $0.1 million on long-term debt during the nine months ended September 30, 2008. We received net proceeds of $22.2 million from the common stock issued and $4.0 million from the warrants exercised in connection with the April 2007 offering (see Note 12 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007) during the nine months ended September 30, 2007. We had proceeds from the exercise of stock options of $3.1 million and $1.2 million during the nine months ended September 30, 2008 and 2007, respectively. We had excess tax benefits from stock-based compensation of $1.7 million and $0.7 million during the nine months ended September 30, 2008 and 2007, respectively.
     Principal Debt Instruments. As of September 30, 2008, we had an aggregate of $31.8 million borrowed under our senior credit facility. As of September 30, 2008, availability under our senior credit facility was $147.3 million.
     Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that we can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility of up to $25 million and $50 million, respectively. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At September 30, 2008, the swing line portion of our senior credit facility bore interest at 5%, with interest payable quarterly, and the revolver portion of our credit facility bore interest at 3.5%, with interest payable monthly. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 6.4% during the first nine months of 2008. The effective interest rate, excluding amortization of deferred loan costs, was 5.8% during the first nine months of 2008. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0, a maximum leverage ratio of 3.0 and a limitation on capital expenditures through September 30, 2008 of $32.1 million. As of September 30, 2008, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 21.7, a leverage ratio of 0.63, and year-to-date 2008 capital expenditures of $7.6 million. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and also ranges from the

Base Rate to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of September 30, 2008, there was no outstanding balance on our Canadian revolving credit facility.
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
     Contractual Obligations. A summary of our outstanding contractual obligations and other commercial commitments at September 30, 2008 is as follows (in thousands):

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt	$31,839	$5	$5	$31,829	$—
Letters of credit	900	900	—	—	—
Operating leases	4,848	2,094	2,269	478	7

Total contractual obligations	$37,587	$2,999	$2,274	$32,307	$7

     As of September 30, 2008, our FIN 48 unrecognized tax benefits totaled $1.1 million. These unrecognized tax benefits have been excluded from the above table because we cannot reliably estimate the period of cash settlement with respective taxing authorities. In addition, we have excluded $0.5 million of post-closing purchase price adjustments related to the acquisition of HP&T from the above table. We expect these amounts will be paid during 2008.
     Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of September 30, 2008, our senior credit facility, whose interest rate floats with the Base Rate (as defined in the senior credit facility) or LIBOR, had a principal balance of $31.8 million. A 1.0% increase in interest rates could result in a $318,000 increase in annual interest expense based on the September 30, 2008 outstanding principal balance. As of September 30, 2008, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian and Indian operations. We conduct our Canadian and Indian businesses in the respective local currency, and thus the effects of foreign currency fluctuations are largely mitigated because the local expenses of such foreign operations are also denominated in the same currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our condensed consolidated balance sheet. Less than 2.0% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar. We recorded a ($1.1) million adjustment to our equity account for the nine months ended September 30, 2008 to reflect the net impact of the change in the foreign currency exchange rate.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this report. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.
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
     We depend on our customers’ ability and willingness to make operating and capital expenditures to explore for, develop and produce oil and gas. Industry conditions are influenced by numerous factors over which we have no control, such as:
•	the level of drilling activity;

•	the level of oil and gas production;

•	the demand for oil and gas related products;

•	domestic and worldwide economic conditions;

•	political instability in the Middle East and other oil producing regions;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price of foreign imports of oil and gas, including liquefied natural gas;

•	natural disasters or weather conditions, such as hurricanes;

•	technological advances affecting energy consumption;

•	the level of oil and gas inventories;

•	the cost of producing oil and gas;

•	the price and availability of alternative fuels;

•	merger and divestiture activity among oil and gas producers;

•	the ability of our customers to obtain sufficient amounts of capital; and

•	governmental regulation.
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, since 1999 through October 31, 2008, oil prices have ranged from as low as $11.37 per barrel to as high as $145.31 per barrel and natural gas prices have ranged from as low as $1.65 per million British thermal units, or MMBtu, to as high as $19.38 per MMBtu. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.
     At September 30, 2008, our backlog was approximately $94.2 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.
     Many key responsibilities within our business have been assigned to a small number of employees. Our future success will depend in substantial part on the continued service of our key employees and our continued ability to attract, retain and motivate outstanding and highly skilled individuals in the competitive labor markets in which we compete. The loss of the services of one or more of our key employees could impede implementation and execution of our business strategy and result in the failure to reach our goals.
     In order to attract, retain and motivate qualified personnel, we have granted, and in the future expect to continue to grant, performance-based awards under our 2002 Long-Term Incentive Plan (the Plan). As of September 30, 2008, there were 1,584 shares of our common stock available for issuance outstanding under the Plan. Unless we are successful in increasing the numbers of approved shares available for issuance under the

Plan, we may not be able to retain key employees or find suitable replacements on a timely basis or at all, and our business could be disrupted.
     Although we have employment and non-competition agreements with our Chairman, President and Chief Executive Officer, and some of our other key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death or disability of our key employees.
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
Some of our products require the use of elastomer products in their manufacture. Any negative developments in the availability or costs of these elastomer products could adversely affect our business, financial conditions and results of operations.
     We are dependent upon third party sources, including competitors, for elastomer products used in the manufacture of some of our products, the availability of which cannot be assured. Any sustained interruption in the availability of these elastomer products could impair the manufacturing of our products and have a material adverse effect on our business, financial condition and results of operations. If there is a significant increase in the costs of such elastomer products and we are unable to pass the increased costs on to our customers in the form of higher prices, it could cause our cash flow and results of operations to decline.
The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill.
     From 2003 through 2005, we incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. There were no such goodwill impairments during 2006, 2007 or the first nine months of 2008. As of September 30, 2008, we had approximately $112.5 million of goodwill. Our estimates of the value of our goodwill could be reduced as a result of various factors such as changes in customer demand, market activity levels, interest rates or other factors which would impact future earnings and cash flow or market valuation levels.

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
One of our competitive strengths is our established brand name and to the extent any joint venture that we participate in uses our brand name and delivers products or services that are not up to our standards of quality or service, this could diminish the value of our brand name and adversely affect our business.
     We currently participate in international joint ventures that use our brand name in which our rights and ability to control the joint venture are limited. One of our competitive strengths is our established brand name and to the extent any such joint venture uses our brand name and delivers products and services that are not up to our standards of quality or service, our reputation and credibility could be damaged. Any such diminishment of the value of our brand name may lead to a loss in customer confidence, damage existing customer relationships, decrease market acceptance of our brand name, reduce demand for our goods and services, result in the loss of future business or impair our ability to expand in these markets, any of which could adversely affect our business, financial condition and results of operations.
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
     We intend to continue our expansion into international markets such as Mexico, Canada, the Middle East and India. Our international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:
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
     The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended September 30, 2008, the sale prices of our common stock on The NASDAQ Global Market has ranged from a low of $34.22 to a high of $84.80 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit Number		Identification of Exhibit
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.5	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.6	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.7	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007)

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

4.2	—	Form of warrant to purchase 327,862 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

10.1+	—	Employment Agreement by and between Gus D. Halas and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2007).

Exhibit Number		Identification of Exhibit
10.2+	—	Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s 2001 Annual Report on Form 10-K).

10.3+	—	Fourth Employment Agreement dated June 1, 2006, between T-3 Management Services, L.P. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2006).

10.4+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to the Company’s Form S-8 filed November 18, 2002).

10.5+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2006).

10.6+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.7+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.8+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.9+	—	Form of Employee Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.10+	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.11+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.12+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.13	—	Company Purchase Agreement for KC Machine, LLC by and among Kelly Niswender, Carol Niswender and T-3 Rocky Mountain Holdings, Inc. dated as of January 12, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s 2005 Annual Report on Form 10-K).

10.14	—	First Amended and Restated Credit Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower, Wells Fargo Bank, National Association as Issuing Bank, as a Bank and as Lead Arranger and Agent for the Banks and the Banks (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.15	—	First Amendment to First Amended and Restated Credit Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank

Exhibit Number		Identification of Exhibit
(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.16	—	Intercreditor Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, Wells Fargo Bank, National Association, as Issuing Bank, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.17	—	Second Amendment to First Amended and Restated Credit Agreement dated March 17, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.18	—	Third Amendment to First Amended and Restated Credit Agreement dated March 31, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.19	—	Amended and Restated Loan Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower and Wells Fargo Energy Capital, Inc. as Lender and as Agent for the Lenders and the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.20	—	First Amended and Restated Subordination and Intercreditor Agreement dated as of September 30, 2004, among T-3 Energy Services, Inc., the Guarantors named therein, General Electric Capital Corporation, Comerica Bank, Wells Fargo Bank, National Association, as agent for the senior lenders, and Wells Fargo Energy Capital, Inc., as agent for the junior lenders (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.21	—	Stock Purchase Agreement by and Among T-3 Energy Services, Inc., Energy Equipment Corporation, Energy Equipment Group, Inc. and the Stockholders of Energy Equipment Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.22	—	Stock Purchase Agreement by and among T-3 Energy Services, Inc., HP&T Products, Inc., Federal International (2000) Ltd, George Anderson, Vijay Chatufale and Joe Gruba (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.23	—	Fourth Amendment to First Amended and Restated Credit Agreement dated July 13, 2007, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2007).

10.24+	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.25+	—	Restricted Stock Award Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.26	—	Second Amended and Restated Credit Agreement dated as of October 26, 2007, among T-3 Energy Services, Inc. as U.S. Borrower, T-

Exhibit Number	Identification of Exhibit
3 Energy Services (formerly known as T-3 Oilco Energy Services Partnership) as Canadian Borrower, Wells Fargo Bank, National Association as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, and as Lead Arranger, Comerica Bank as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.27+	Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2008).

10.28+	Restricted Stock Award Agreement of James M. Mitchell (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November 2008.

T-3 ENERGY SERVICES, INC.
By:	/s/ JAMES M. MITCHELL
James M. Mitchell (Chief Financial
Officer and Senior Vice President)

INDEX TO EXHIBITS

Exhibit
Number		Identification of Exhibit
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.5	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.6	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.7	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007)

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

4.2	—	Form of warrant to purchase 327,862 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

10.1+	—	Employment Agreement by and between Gus D. Halas and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2007).

10.2+	—	Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s 2001 Annual Report on Form 10-K).

10.3+	—	Fourth Employment Agreement dated June 1, 2006, between T-3 Management Services, L.P. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2006).

10.4+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to the Company’s Form S-8 filed November 18, 2002).

10.5+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2006).

10.6+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2006).

Exhibit
Number		Identification of Exhibit
10.7+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.8+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.9+	—	Form of Employee Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.10+	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.11+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.12+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.13	—	Company Purchase Agreement for KC Machine, LLC by and among Kelly Niswender, Carol Niswender and T-3 Rocky Mountain Holdings, Inc. dated as of January 12, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s 2005 Annual Report on Form 10-K).

10.14	—	First Amended and Restated Credit Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower, Wells Fargo Bank, National Association as Issuing Bank, as a Bank and as Lead Arranger and Agent for the Banks and the Banks (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.15	—	First Amendment to First Amended and Restated Credit Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.16	—	Intercreditor Agreement dated August 25, 2005, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, Wells Fargo Bank, National Association, as Issuing Bank, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 26, 2005).

10.17	—	Second Amendment to First Amended and Restated Credit Agreement dated March 17, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.18	—	Third Amendment to First Amended and Restated Credit Agreement dated March 31, 2006, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.19	—	Amended and Restated Loan Agreement dated as of September 30, 2004 among T-3 Energy Services, Inc. as Borrower and Wells Fargo Energy

Exhibit
Number		Identification of Exhibit
Capital, Inc. as Lender and as Agent for the Lenders and the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.20	—	First Amended and Restated Subordination and Intercreditor Agreement dated as of September 30, 2004, among T-3 Energy Services, Inc., the Guarantors named therein, General Electric Capital Corporation, Comerica Bank, Wells Fargo Bank, National Association, as agent for the senior lenders, and Wells Fargo Energy Capital, Inc., as agent for the junior lenders (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 5, 2004).

10.21	—	Stock Purchase Agreement by and Among T-3 Energy Services, Inc., Energy Equipment Corporation, Energy Equipment Group, Inc. and the Stockholders of Energy Equipment Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.22	—	Stock Purchase Agreement by and among T-3 Energy Services, Inc., HP&T Products, Inc., Federal International (2000) Ltd, George Anderson, Vijay Chatufale and Joe Gruba (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.23	—	Fourth Amendment to First Amended and Restated Credit Agreement dated July 13, 2007, among T-3 Energy Services, Inc., T-3 Oilco Energy Services Partnership, the Banks signatory thereto, Wells Fargo Bank, National Association, as agent for the Banks, and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2007).

10.24+	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.25+	—	Restricted Stock Award Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.26	—	Second Amended and Restated Credit Agreement dated as of October 26, 2007, among T-3 Energy Services, Inc. as U.S. Borrower, T-3 Energy Services (formerly known as T-3 Oilco Energy Services Partnership) as Canadian Borrower, Wells Fargo Bank, National Association as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, and as Lead Arranger, Comerica Bank as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.27+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2008).

10.28+		Restricted Stock Award Agreement of James M. Mitchell (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2008).

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer)

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement