Form 10-K
period 2008-12-31
T-3 ENERGY SERVICES INC
filed 2009-03-02
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates was approximately $985,039,000 at June 30, 2008. As of February 23, 2009, there were 12,547,458 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this annual report on form 10-K for the year ending December 31, 2008 (this “Annual Report”).

FORM 10-K
PART I

i

     Unless otherwise indicated, all references to “we,” “us,” “our,” “our company” or “T-3” include T-3 Energy Services, Inc. and its consolidated subsidiaries.
PART I
Item 1. Business
Our Company
     T-3 Energy Services, Inc. (“Company”, “we” or “us”) designs, manufactures, repairs and services products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Our products are used in both onshore and offshore applications throughout the world. Our customer base consists of other oilfield service companies, major and independent oil and gas companies, national energy companies and pipeline companies.
     We are a publicly traded Delaware corporation with principal executive offices located at 7135 Ardmore, Houston, Texas 77054. Our common stock is traded on The NASDAQ Global Select Market under the symbol “TTES.”
     As of March 2, 2009, we had 22 manufacturing facilities, 21 of which were strategically located throughout North America and one of which was located in India. We focus on providing our customers rapid response times for value adding products and services. We believe that our original equipment products have gained market acceptance, resulting in greater sales to customers that use our products in both domestic and international operations.
     We have three product lines: pressure and flow control, wellhead and pipeline, which generated 73%, 15% and 12% of our total revenue, respectively, for the year ended December 31, 2008. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 80% and aftermarket parts and services generated 20% of our total revenues, respectively, for the year ended December 31, 2008. For additional information about our results of operations, please read our audited financial statements beginning on page F-1 of this report and incorporated into “Item 8. Financial Statements and Supplementary Data.”
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
Our Industry
     The oilfield services industry in which we operate has historically experienced significant volatility and can fluctuate significantly in a short period of time. Demand for our products and services depends on the levels of spending and capital expenditures by our customers, which depends on the levels and complexity of drilling and completion activity in the oil and gas industry. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline, gathering and transmission systems. These activity levels depend on factors including customers’ cash flow and ability to raise capital on attractive terms, current prices of oil and gas and customers expectations of oil and gas prices in the future.
     Please read “Item 1A. Risk Factors—Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control,” and “Management’s Discussions and Analysis of Financial Condition and Results of Operations—Outlook” for more information regarding these industry factors and events.
Our Strategy
     Our strategy is to continue to position ourselves to capitalize on what we believe to be a long-term trend towards increased domestic and international drilling and completion activity in the oil and gas industry while maintaining sufficient flexibility and liquidity to operate and opportunistically improve our business throughout the business cycle, including the inevitable temporary but potentially significant declines in activity. We believe this increased activity over the long-term will result in additional demand for our products and services. We intend to:
•	Continue new product development;

•	Expand our geographic areas of operation with a focus on select international opportunities;

•	Build scale in our primary product lines; and

•	Focus on execution and performance.
Our Products and Services
     We design, manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells and the production and transportation of oil and gas used in onshore, offshore and subsea applications. These products include the following:
•	BOPs. A BOP is a large pressure control device located at the top of a well. During drilling operations, a series of BOPs are installed to provide pressure control. When activated, BOPs seal the well and prevent fluids and gases from escaping, protecting the safety of the crew and maintaining the integrity of the rig and wellbore.

•	BOP control systems. Our BOP control systems are actuators that are used to remotely open and close BOPs utilizing hydraulic pressure.

•	Manifolds and control valves. Manifolds are arrangements of piping and valves used to control, distribute and monitor fluid flow. Control valves, which can be manually, hydraulically or electrically actuated, are valves used to control flow in a wide variety of oilfield and industrial applications. Our manifolds and control valves are used in oil and gas production, drilling and well servicing applications.

•	Chokes. A choke is a valve used to control fluid flow rates or reduce system pressure. Chokes are used in oil and gas production, drilling and well servicing applications and are often susceptible to erosion from exposure to abrasive and corrosive fluids. Chokes are available for both fixed and adjustable modes of operation.

•	Custom coatings. Our protective coatings consist of thin liquid or powder material that once applied over a structure prevents corrosion, wear and leakage problems. Our protective coatings are applied to a wide variety of oilfield and industrial products.

•	Elastomer products. Elastomer products, which are constructed of molded rubber and metal, are the sealing elements in BOPs and wellhead equipment. Elastomer products require frequent replacement to ensure proper BOP functioning.

•	Wellhead products. Our wellhead equipment includes wellheads, production chokes and production valves used for onshore oil and gas production. Wellhead equipment is installed directly on top of a completed well to ensure the safe and efficient flow of oil or gas from the wellbore to downstream separation and pipeline equipment. Wellhead equipment generally consists of a complex series of flanges, fittings and valves.

•	Pipeline products. Our pipeline products include a wide variety of valves for pipeline applications, including gate, ball, control and check valves. Pipeline valves and related products are used in gathering systems (pipelines connecting individual wellheads to a larger pipeline system) and interstate pipelines (pipelines used to deliver oil, gas and refined products over long distances).

•	Aftermarket parts and services. Equipment used in the oil and gas industry operates in harsh conditions and frequently requires new parts, ongoing refurbishment and repair services. Our aftermarket parts and services are focused on repair and remanufacture of BOPs, valves and other products and the installation and repair of wellhead and pipeline products. We provide aftermarket services for our products as well as other brands, including BOPs sold by many of our major competitors.
     Our pressure and flow control product line primarily consists of BOPs, BOP control systems, elastomer products, chokes, manifolds and control valves and custom coatings and accounted for approximately 73% of our 2008 revenue. Our wellhead and pipeline product line offerings accounted for 15% and 12% of our 2008 revenue, respectively, while our aftermarket parts and services revenues were spread throughout these different product lines and were reflected in the above percentages. Our original equipment products generated approximately 80% and aftermarket parts and services generated approximately 20% of our total 2008 revenue.
Customers and Markets
     Our products are used in onshore, offshore and subsea applications and are marketed throughout the world. Our customer base consists of other oilfield service companies, major and independent oil and gas companies, national energy companies and pipeline companies. No single customer accounted for greater than 10% of our total revenues during 2008, 2007 or 2006.
Financial Information About Geographic Areas
     Substantially all revenues are from domestic sources, including multi-national companies domiciled in the United States, and Canada and all assets are held in the United States, Canada and India. Our products are ultimately deployed to substantially all oil-and-gas producing regions of the world, including, in addition to the United States and Canada, South America, Mexico, the Middle East, Africa, Europe and Russia. See footnote 14 to the consolidated financial statements included in this report for further discussion of our geographic segments.
Marketing
     We market our products through a direct sales force, which consisted of 60 persons at December 31, 2008. We believe that our proximity to customers is a key to maintaining and expanding our business. Almost all of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on negotiated terms appropriate to the order. International sales frequently are made with agent or representative arrangements, and significant sales are secured by letters of credit. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business.

Suppliers and Raw Materials
     In each of our product lines, new and used inventory and related equipment and parts are acquired from suppliers, including individual brokers, remanufacturing companies and original equipment manufacturers. We believe that the loss of any single supplier would not be significant to our business. We have not experienced a shortage of products that we sell or incorporate into our manufactured products. The prices we pay for our raw materials may be affected by, among other things:
•	energy, steel and other commodity prices;

•	tariffs and duties on imported materials; and

•	foreign currency exchange rates.
     We have generally been successful in our effort to mitigate the financial impact of higher raw materials costs on our operations by adjusting prices on the products we sell. However, there can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices.
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
Competition
     Our products are sold in highly competitive markets. We compete in all areas of our operations with a number of other companies that have financial and other resources comparable to or greater than us. Our primary competitors, who are dominant in our business, are Cameron International Corporation, National Oilwell Varco, Inc., GE Oil & Gas Group (including Vetco Gray and Hydril) and FMC Technologies. We also have numerous smaller competitors. We believe the principal competitive factors are product acceptance, reputation, timely delivery of products and services, price, manufacturing capabilities, patents, performance and dependability. We believe several factors give us a strong competitive position relative to our competitors. Most significant are our rapid response times to our customers’ original equipment product manufacturing and aftermarket demands and the market acceptance of our original equipment products with most of the leading drilling contractors.
Backlog
     As of December 31, 2008 and 2007, we had a backlog of $76.1 million and $64.8 million, respectively, consisting of written orders or commitments believed to be firm contracts for our pressure and flow control and pipeline products and services. These contracts are occasionally varied or modified by mutual consent and in some instances may be cancelable by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that approximately 80% of all of the orders and commitments included in backlog at December 31, 2008 will be completed by June 30, 2009, with the remaining 20% being completed by December 31, 2009.
Patents and Trademarks
     Our business has historically relied upon technical know-how and experience rather than patented technology. However, we own, or have a license to use, a number of patents covering a variety of products. Through our acquisition of HP&T, we acquired patents, which expire at various dates between 2021 and 2023, related to valve and gate technology and actuators that we consider to be essential to the continued growth of our business. See footnote 5 to the consolidated financial statements included in this report for further discussion of our patents and trademarks.

     We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees, partners and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our trade secrets.
Environmental and Other Regulations
     We operate facilities in the U.S. and abroad that are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations can affect our operations in many ways, such as:
•	requiring the acquisition of permits to conduct regulated activities;

•	restricting the manner in which we can release materials into the environment;

•	requiring capital expenditures to maintain compliance with laws; and

•	imposing substantial liabilities on us for pollution resulting from our operations.
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
     In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons considered to be responsible for the release of a hazardous substance into the environment. Such classes of persons may include the current or past owners or operators of sites where hazardous substances were released, and companies that disposed or arranged for the disposal of hazardous substances found at such sites. Under CERCLA, these “responsible persons” may be subject to strict and, in certain circumstances, joint and several liability for the costs of cleaning up hazardous substances released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of the hazardous substances into the environment. We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, which imposes requirements related to the handling and disposal of solid and hazardous wastes. We generate materials in the course of our operations that may be regulated as hazardous substances and/or solid or hazardous wastes.
     We currently own or lease, and have in the past owned or leased, properties in the U.S. that for many years have been used as manufacturing facilities for industrial purposes. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under such properties owned or leased by us or on or under other locations where such petroleum hydrocarbons or wastes have been taken for reclamation or disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. While we have been identified as a potentially responsible party, or PRP, with respect to one site identified on the CERCLA National Priorities List designated for cleanup, we believe that our involvement at that site has been minimal, and that our liability for this matter will not have a material adverse effect on our business. See “Item 3. Legal Proceedings” and footnote 11 to the consolidated financial statements included in this report for further discussion of this PRP matter.

     The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into waters of the U.S. or the states. Such discharges are prohibited, except in accord with the terms of a permit issued by the U.S. Environmental Protection Agency, or EPA, or analogous state agencies. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of stormwater from certain types of facilities. These permits may require us to monitor and sample the stormwater runoff. Discharges in violation of the Clean Water Act could result in penalties, as well as significant remedial obligations. We believe that our U.S. facilities are in substantial compliance with this act.
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
     In response to studies suggesting that emissions of certain gases, including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere, many foreign nations, including Canada, have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” The Kyoto Protocol requires Canada to reduce its emissions of “greenhouse gases” to 6% below 1990 levels by 2012. As a result, it is possible that already stringent air emissions regulations applicable to our operations in Canada will be replaced with even stricter requirements prior to 2012. Although the United States is not participating in the Kyoto Protocol, President Obama has expressed support for, and it is anticipated that the current session of Congress will consider climate change-related legislation to restrict greenhouse gas emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA and certain provisions of the Clean Air Act, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New federal, provincial, regional or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States or elsewhere in the world, including Canada, where we conduct business could adversely affect our operations and demand for our services and products.
     Because of our interests outside the United States, we must comply with United States laws and other foreign jurisdiction laws related to pursuing, owning, and exploiting foreign investments, agreements and other relationships. The Company is subject to all such laws, including, but not limited to, the Foreign Corrupt Practices Act of 1977, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not protect us from acts committed by our employees or agents.
     Additionally, our U.S. operations are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our U.S operations are in substantial compliance with these OSHA requirements.

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
Employees
     As of December 31, 2008, we had 748 employees, 203 of whom were salaried and 545 of whom were paid on an hourly basis. Substantially all of our work force is employed within the United States, Canada and India. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.
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
     Our Internet address is www.t3energyservices.com. We make available free of charge, on or through the Investor Relations section of our Internet website, access to our filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission, or SEC. Our website provides a hyperlink to a third party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also obtain information about us at the NASDAQ Global Select Market internet site (www.nasdaq.com). The contents of our website or any other website are not, and shall not be deemed to be, incorporated into this report.
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
     Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, in 2008 alone, oil prices ranged from as low as $32.40 per barrel to as high as $145.31 per barrel and were $44.50  per barrel on February 26, 2009. Similarly, natural gas prices have ranged from monthly averages as low as $5.74 per million British thermal units, or MMBtu, to as high as $12.77 per MMBtu during 2008. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.
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
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
     Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 continued and substantially increased during the second half of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and fears of a sustained recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.
     As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme prolonged market events, such as the current global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
     Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Purchasers of our goods and services may delay or be unable to make timely payments to us. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008, or EESA, that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business.
Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.
     At December 31, 2008, our backlog was approximately $76.1 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.
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
     Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business.
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
     We have experienced significant revenue growth over the past three years. We believe this revenue growth is primarily attributable to our business expansion and to our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors. To continue our expansion while maintaining our rapid response competitive advantage, we plan to further expand our operations by adding new facilities, upgrading existing facilities and increasing manufacturing and repair capacity when appropriate based off of market conditions. We believe our future success depends in part on our ability to manage this expansion when it is relevant. The following factors could present difficulties for us:
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

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill and/or long-lived assets.
     From 2003 through 2005, we incurred goodwill impairments related to continuing and discontinued operations totaling $29.5 million. In 2008, we incurred goodwill impairments related to our pressure and flow control reporting unit totaling $23.5 million. See footnote 4 to the consolidated financial statements included in this report for further discussion of our goodwill impairment. There was no long-lived asset impairments during 2006, 2007 or 2008 and there were no such goodwill impairments during 2006 or 2007. As of December 31, 2008, we had approximately $87.9 million of goodwill and $79.5 million of long-lived assets. Our estimates of the value of our goodwill and/or long-lived assets could be further reduced as a result of our assessment of various factors, if they are sustained, such as:
•	further deterioration in global economic conditions;

•	changes in our outlook for future profits and cash flows due to, but not limited to, increased or unanticipated competition, further reductions in anticipated customer capital spending, revisions to our current business plan or adverse legal or regulatory judgments;

•	further reductions in the market price of our stock;

•	increased costs of capital;

•	reductions in valuations of other public companies within our industry; or

•	valuations observed in acquisition transactions within our industry.
One of our competitive strengths is our established brand name and to the extent any joint venture that we participate in uses our brand name and delivers products or services that are not up to our standards of quality or service, this could diminish the value of our brand name and adversely affect our business.
     We currently participate in an international joint venture that uses our brand name in which our rights and ability to control the joint venture are limited. One of our competitive strengths is our established brand name and to the extent any such joint venture uses our brand name and delivers products and services that are not up to our standards of quality or service, our reputation and credibility could be damaged. Any such diminishment of the value of our brand name may lead to a loss in customer confidence, damage existing customer relationships, decrease market acceptance of our brand name, reduce demand for our goods and services, result in the loss of future business or impair our ability to expand in these markets, any of which could adversely affect our business, financial condition and results of operations.
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
     In order to attract, retain and motivate qualified personnel, we have granted, and in the future expect to continue to grant, performance-based awards under our 2002 Long-Term Incentive Plan (the Plan). Our shareholder proposal for an amendment and restatement of the Plan to increase the number of common stock authorized for issuance was rejected at the 2008 Annual Meeting of Shareholders. As of December 31, 2008, there were only 6,584 shares of our common stock available for issuance outstanding under the Plan. Unless we are successful in increasing the numbers of approved shares available for issuance under the Plan, we may not be able to retain key employees or find suitable replacements on a timely basis or at all, and our business could be disrupted.
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
     The forgings, castings and outsourced coating services necessary for us to make our products can be in high demand from our competitors and from participants in other industries. There can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices. Shortages could result in increased prices that we may be unable to pass on to customers. In addition, during periods of shortages, delivery times may be substantially longer. Any significant delay in our obtaining raw materials would have a corresponding delay in the manufacturing and delivery of our products. Any such delay might jeopardize our relationships with our customers and result in a loss of future business.
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
We may be faced with product liability claims which could materially and adversely affect our earnings.
     Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment or suspension of operations. Despite our quality assurance measures, defects may occur in our products. Any defects could give rise to liability for damages, including consequential damages, and could impair the market’s acceptance of our products. Our contractual disclaimers of responsibility for consequential damages may not be effective. We carry product liability insurance as a part of our commercial general liability coverage of $1 million per occurrence with a $2 million general aggregate annual limit. Additional coverage may also be available under our umbrella policy. Our insurance may not adequately cover our costs arising from defects in our products or otherwise.

Uninsured or underinsured claims or litigation or an increase in our insurance premiums could adversely impact our results.
     We maintain insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of our products. We carry comprehensive insurance, including business interruption insurance, subject to deductibles. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured or underinsured and beyond the amounts we currently have reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on our results of operations. In addition, we may not be able to maintain adequate insurance coverage at rates we believe are reasonable.
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
     There is inherent risk of incurring significant environmental costs and liabilities in our business due to our handling of petroleum hydrocarbons and wastes, the release of air emissions or water discharges in connection with our operations, and historical industry operations and waste disposal practices conducted by us or our predecessors. Strict and, under certain circumstances, joint and several liability may be incurred in connection with discharges or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, many of which have been used for industrial purposes for a number of years, oftentimes by third parties not under our control. Private parties who use our products and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations and for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly requirements could have a material adverse effect on our business. For example, passage of climate change legislation that restricts emissions of certain gases, commonly referred to as greenhouse gases, in areas that we conduct business could adversely affect our operations and demand for our products and services. We may not be able to recover some or any of these costs from insurance.
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
Our exposure to these risks will increase as our international operations expand. To the extent we make investments in foreign facilities or receive revenues in currencies other than U.S. dollars, the value of our assets and our income could be adversely affected by fluctuations in the value of local currencies.

We could be adversely affected by violations of the U.S. FCPA and similar worldwide anti-bribery laws.
     The U.S. FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including our partners in our various strategic alliances), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.
Our industry has recently experienced shortages in the availability of qualified personnel. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.
     Our operations require the services of employees having technical training and experience in our business. As a result, our operations depend on the continuing availability of such personnel. Shortages of qualified personnel are possible in our industry. If we should suffer any material loss of personnel to competitors, or be unable to employ additional or replacement personnel with the requisite level of training and experience, our operations could be adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both.
Risks Relating to Our Common Stock
The market price of our common stock may be volatile or may decline regardless of our operating performance.
     The market price of our common stock has experienced, and will likely continue to experience, substantial volatility. During 2008, the sale prices of our common stock on The NASDAQ Global Select Market ranged from a low of $8.05 to a high of $84.80 per share. The closing sales price of our common stock on February 23, 2009 was $9.73 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
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
     Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us. Such provisions, including those regulating the nomination and election of directors (including staggered elections for our board members) and limiting who may call special stockholders’ meetings, together with the possible issuance of our preferred stock without stockholder approval, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We operated 22 manufacturing facilities as of December 31, 2008. Our facilities range in size from 3,000 square feet to approximately 189,000 square feet of manufacturing and related space, or an aggregate of approximately 606,000 square feet. Of this total, 434,000 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2016.

	Size
Manufacturing Facility	(Square Feet)	Leased/Owned
Buffalo, Texas	10,200	Leased
Casper, Wyoming	14,045	Leased
Conway, Arkansas	14,144	Leased
Grand Junction, Colorado	3,200	Leased
Houma, Louisiana—Main Street	42,500	Owned
Houma, Louisiana—Venture Boulevard	61,000	Owned/Leased
Houston, Texas—Ardmore Street	189,000	Owned(1)
Houston, Texas—Cypress N. Houston Road	35,000	Owned
Houston, Texas—Creekmont Drive	50,710	Owned/Leased
Indianapolis, Indiana	11,400	Leased
Jennings, Louisiana	25,000	Leased
Lafayette, Louisiana	9,250	Leased
Midland, Texas	4,800	Leased
Nisku, Alberta, Canada	33,000	Leased
Nisku, Alberta, Canada	13,000	Leased
Oklahoma City, Oklahoma	16,000	Leased
Perryton, Texas	3,000	Leased
Pune, India	10,000	Leased
Robstown, Texas	10,000	Leased
Rock Springs, Wyoming	25,600	Leased
Shreveport, Louisiana	8,600	Leased
Tyler, Texas	16,900	Leased

(1)	We exercised our purchase option right for our Ardmore facility during February 2008. The owner of this property contended that we failed to timely exercise our purchase option right under the base lease and a sublease, and we filed suit seeking a declaratory judgment that the purchase option right was valid and enforceable. The trial court granted summary judgment in our favor, finding the purchase option enforceable. However, the time for appeal has not expired. We have transferred the purchase price for the Ardmore facility to an escrow account pending final resolution of this dispute. If we are ultimately unsuccessful in enforcing our purchase option right, we may be required to find a new facility. In such an event, we believe that appropriate alternative properties are available, although likely at a higher cost.
     We have expanded our manufacturing capacity to increase the volume and number of products we manufacture, with an emphasis on our pressure and flow control product line. This organic expansion effort has included increasing our BOP manufacturing capacity from ten to twenty-five units per month by upgrading and expanding our machining capabilities at our existing facilities, expansion into Grand Junction, Colorado and Conway, Arkansas during 2007 and, during 2008, expanding our BOP repair capacity from 7 stacks per month to 11 stacks per month and creating an India-based manufacturing facility. During 2009, we will continue to expand capacity by opening additional facilities for our wellhead and pipeline product lines.
Item 3. Legal Proceedings
     We are involved in various claims and litigation arising in the ordinary course of business.
     In December 2001, a lawsuit was filed against us in the 14th Judicial District Court of Calcasieu Parish, Louisiana as Aspect Energy LLC v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $10 million related to repairs and activities associated with the product failure, loss of production and damage to the reservoir. We tendered the defense of this claim under our comprehensive general liability insurance policy and our umbrella policy. During the fourth quarter of 2008, the plaintiffs reached a settlement with our insurance carrier that was fully covered by our insurance policies.
     In July 2003, a lawsuit was filed against us in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including our subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against us and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which we estimate our share to be $1.0 million. We have accrued approximately $1.1 million, net of tax, for our share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.
     Our environmental remediation and compliance costs have not been material during any of the periods presented. We have been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and Illinois state law. We believe our involvement at this site was minimal. While no agency-approved final allocation of our liability has been made with respect to the Lake Calumet Cluster site, based upon our involvement with this site, we do not expect that our ultimate share of remediation costs will have a material impact on our financial position, results of operations or cash flows.
      We have also agreed, as part of the sale of a business in 2001, to indemnify the buyers for certain specified environmental cleanup and monitoring activities associated with a former manufacturing site. Through December 31, 2008, we have reimbursed the buyers for an immaterial amount of monitoring expenses in connection with this indemnification agreement. The environmental monitoring activities, for which we may bear partial liability, are anticipated to continue at least through the year 2024. We and the buyers have engaged a licensed engineer to conduct a post-closure corrective action subsurface investigation on the property. The purpose of the work is to fulfill the requirements of a Connecticut DEP investigation and the Connecticut Remediation Standard Regulations for developing an approach for site closure. Phase I and II investigations have been completed, and a Phase III site investigation is currently ongoing and is expected to be finalized during 2009. We are presently unable to estimate the amount, if any, of future costs that may be payable in connection with this indemnification agreement.
     While the ultimate outcome and impact of any ordinary course proceedings and claims incidental to our business cannot be predicted with certainty, our management does not believe that the resolution of any of these matters, or the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims, will have a material adverse effect on our financial position, liquidity, capital resources or result of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders in the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The NASDAQ Global Select Market under the symbol “TTES.”
     The following table sets forth, for each of the periods indicated, the high and low sale prices per share of our common stock on The NASDAQ Global Select Market:

	Price Range
	High	Low
2007
First Quarter	$22.21	$18.04
Second Quarter	$34.96	$20.10
Third Quarter	$43.15	$28.29
Fourth Quarter	$52.72	$37.81
2008
First Quarter	$53.41	$37.70
Second Quarter	$80.28	$41.06
Third Quarter	$84.80	$34.22
Fourth Quarter	$38.49	$8.05
     The year end closing sales price of our common stock was $47.01 on December 31, 2007, the last trading day for 2007, and $9.44 on December 31, 2008, the last trading day for 2008.
     As of the close of business on February 23, 2009, 12,547,458 shares of our common stock were outstanding and there were approximately 123 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks. On February 23, 2009, the last closing sale price reported on The NASDAQ Global Select Market for our common stock was $9.73 per share.
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
Recent Sales of Unregistered Securities; Issuer Purchases of Equity Securities
     We did not sell any unregistered securities nor did we make any repurchases of our common stock during the year ended December 31, 2008.
Securities Authorized by Issuance under Equity Compensation Plans
     See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
     The following selected consolidated financial data for each of the five years in the period ended December 31, 2008 has been derived from our audited annual consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except for per share amounts)
Operating Data:
Revenues	$285,329	$217,434	$163,145	$103,218	$67,428

Income from operations (1),(2),(3),(4),(5)	29,060	40,761	28,754	13,813	6,425

Income from continuing operations (1),(2),(3),(4),(5)	13,045	26,507	18,415	8,055	2,872

Loss from discontinued operations, net of tax (6)	(48)	(1,257)	(323)	(3,542)	(1,353)

Net income(1),(2),(3),(4),(5),(6)	$12,997	$25,250	$18,092	$4,513	$1,519

Basic earnings (loss) per common share:
Continuing operations	$1.05	$2.26	$1.74	$0.76	$0.27
Discontinued operations	—	(0.11)	(0.03)	(0.33)	(0.13)

Net income per common share	$1.05	$2.15	$1.71	$0.43	$0.14

Diluted earnings (loss) per common share: (7)
Continuing operations(1),(2),(3),(4),(5)	$1.02	$2.19	$1.68	$0.75	$0.27
Discontinued operations(6)	—	(0.11)	(0.03)	(0.33)	(0.13)

Net income per common share(1),(2),(3),(4),(5),(6)	$1.02	$2.08	$1.65	$0.42	$0.14

Weighted average common shares outstanding:
Basic	12,457	11,726	10,613	10,582	10,582
Diluted (7)	12,812	12,114	10,934	10,670	10,585

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	287,112	300,562	162,643	140,788	142,341
Long-term debt, less current maturities	18,753	61,423	—	7,058	18,824

(1)	In 2007, we recorded a $2.5 million, or $1.9 million net of tax or diluted EPS of $0.16 per share charge associated with a change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Gus D. Halas pursuant to the terms of his then existing employment agreement.

(2)	In 2006, we recorded a $0.4 million, or $0.3 million net of tax or diluted EPS of $0.02 per share charge associated with the Form S-1 registration statement and subsequent amendments. The Form S-1 registration statement was converted into a Form S-3 registration statement in September 2006, which was used by First Reserve Fund VIII to sell 4.5 million shares of our common stock on November 30, 2006 in a series of block trades.

(3)	In 2005, we recorded a $0.6 million, or $0.4 million net of tax or diluted EPS of $0.04 per share charge associated with the termination of a public offering.

(4)	In 2008, we recorded a $23.5 million, or $20.5 million net of tax or diluted EPS of $1.60 per share charge to continuing operations for the impairment of goodwill related to our pressure and flow control reporting unit.

(5)	In 2008, we incurred approximately $4.7 million, or $3.1 million net of tax or diluted EPS of $0.24 per share of costs related to the pursuit of strategic alternatives.

(6)	In 2007, we recorded a $1.8 million, or $1.1 million net of tax or diluted EPS of $0.09 per share charge, due to a jury verdict incurred against one of our discontinued businesses. In 2005, we completed the sale of substantially all of the assets of our distribution segment. In 2004, we committed to dispose of substantially all of the assets within our products segment, except for certain assets related to our custom coatings business, along with certain assets within our pressure control segment. The results of operations attributable to those assets are reported as discontinued operations. This resulted in $2.8 million and $0.5 million goodwill and other intangibles impairment charges in 2005 and 2004, respectively, and $0.8 million and $2.4 million long-lived asset impairment charges in 2005 and 2004, respectively.

(7)	For the years ended December 31, 2008, 2007, 2006, 2005, and 2004 there were 492,128, 208,000, 5,325, 85,553 and 451,945 options, respectively, and 0, 0, 0, 332,862 and 517,862 warrants, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2008, there were 5,027 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, there were 25,000 shares of unvested restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period did not exceed the target market price.

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
Introduction
     We design, manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Our products are used in both onshore and offshore applications throughout the world. Our customer base consists of other oilfield service companies, major and independent oil and gas companies, national energy companies and pipeline companies.
     We are a publicly traded Delaware corporation with principal executive offices located at 7135 Ardmore, Houston, Texas 77054. Our common stock is traded on The NASDAQ Global Select Market under the symbol “TTES.”
Significant Events Affecting our Financial Results
     During July 2008, we entered into a joint venture arrangement with Aswan International Engineering Company LLC in the Middle East to repair, manufacture, remanufacture and service equipment for customers in the UAE, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. We anticipate the joint venture will be operational in the first quarter of 2009.
     During May 2008, we exercised our option to purchase certain fixed assets and inventory of HP&T Products, Inc. in India for approximately $0.5 million. We used these assets in the creation of an India-based manufacturing facility that began operations during September 2008.
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
     Our labor costs consist primarily of wages at our facilities. Historically, as a result of increased activity in the oil and gas industry, there have been shortages of qualified personnel. We may have to raise wage rates to attract workers to expand our current work force.
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
     Return on Capital Employed. We define Return on Capital Employed as income from operations divided by capital employed (defined as total stockholders’ equity plus debt less cash). Our management uses this criterion to measure our ability to achieve the income results targeted by our Annual Business Plan while also managing our capital employed. Our Compensation Committee also uses this metric as a performance criteria in determining annual incentive bonus awards for our executive officers. We believe this measure allows our management team to evaluate the efficiency of our earnings.
     Financial and Operational Models. We couple our evaluation of financial data with performance data that tracks financial losses due to safety incidents, product warranty and quality control; customer satisfaction; employee productivity; and management system compliance. We collect the information in a proprietary statistical tracking program that automatically compiles and statistically analyzes real-time trends. This information helps us ensure that each of our facilities improves with respect to safety performance and customer and market demands.
•	Loss Management. We incur operational losses from employee injuries, product warranty claims and quality control costs. We track both incident rates and costs. We also track quality control and warranty expenses through specialized software. All direct expenses incurred due to warranty, quality control and safety incidents are statistically analyzed as a percentage of sales.

•	Customer Satisfaction. We monitor our customers’ level of satisfaction regarding our delivery, product quality, and service through customer surveys and other data collection methods. We statistically compile all information collected from the customer satisfaction assessments to track annual performance. All customer complaints are processed through a corrective action program.

•	Employee Productivity. We provide each of our facilities with a benchmark under which its employees are evaluated through a collection of practical examinations, written examinations, presentations and in-house training videos. As the collected information is evaluated, we identify deficiencies and take corrective actions.

•	Management System Compliance. We currently use four management programs designed to consistently manage all aspects of our operations at each facility, while providing useful tools to limit operational liabilities and improve profitability. These programs incorporate various performance standards that are useful in the evaluation of operational performance in the pursuit of continual improvement. We evaluate compliance with the standards set forth in those programs several times a year through a combination of customer audits, third party audits and internal audits. We then evaluate each facility’s compliance with the standards, analyze all deficiencies identified and take corrective actions. We use corrective actions at each facility to implement preventative action at the remaining facilities.
How We Manage Our Operations
     Our management team uses a variety of tools to monitor and manage our operations, including:
•	safety and environmental management systems;

•	quality management systems;

•	statistical tracking systems; and

•	inventory turnover rates.
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
     Quality Management Systems. We manage all manufacturing processes, employee certification programs, and inspection activities through our certified Quality Management System, or QMS. Our electronic QMS is based on several different industrial standards and is coupled with performance models to ensure continual monitoring and improvement. To date our QMS has been certified by the National Board of Boiler and Pressure Vessel Inspectors, or NBIC, the American Petroleum Institute, or API, and QMI Management Systems ISO 9001 Registrars. As such, we maintain a quality management system ISO 9001 — 2000 license, a NBIC VR license for repair of pressure relief valves, and several API licenses including API 6A, 6D, 16A, 16C, 16D, & 17D. Each facility has a quality management team that is charged with assuring that day-to-day operations are conducted consistently and within the protocols outlined with the corporate QMS. To ensure that all QMS elements are operating as designed and to provide an additional level of support at each facility, we have assigned a Quality Manager at each facility who monitors individual facility performance and helps manage critical operations.
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
     Accounts Receivable and Customer Credit Risk. Accounts receivable are stated at the historical carrying amount, net of allowances for uncollectible accounts. We establish an allowance for uncollectible accounts based on specific customer collection issues we have identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we have determined the balance will not be collected. Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform credit evaluations of our customers and do not generally require collateral in support of our domestic trade receivables. We may require collateral to support our international customer receivables. Most of our international sales, however, are to large international or national companies. In 2008, 2007 and 2006, there was no individual customer who accounted for 10% or greater of our consolidated revenues.
     Inventories. Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method is used to determine the cost of substantially all of our inventories. We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory to write down the recorded cost of inventory to its estimated fair market value. This analysis is based primarily on the length of time the item has remained in inventory and management’s consideration of current and expected market conditions.
     Long-Lived Assets. Long-lived assets include property, plant and equipment and definite-lived intangibles. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired definite-lived intangibles. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test for the impairment of long-lived assets upon the occurrence of a triggering event. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. We have assessed the current market conditions and have concluded, at the present time, that a triggering event has not occurred under SFAS No. 144 that requires an impairment analysis of long-lived assets. We will continue to monitor for events or conditions that could change this assessment. For the years ended December 31, 2008, 2007 and 2006, no significant impairment charges were recorded for assets of continuing operations.
     Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we test for the impairment of goodwill on at least an annual basis. Our annual test of impairment of goodwill is performed as of December 31. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its carrying amount. The fair value is determined using discounted cash flows and earnings multiples of comparable publicly traded companies. The key discounted cash flow assumptions used to determine the fair value of our reporting units included: a) cash flow periods of 5 years, b) terminal values calculated as 6.5 times the terminal year EBITDA and c) a discount rate of 15.24%. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values. For the years ended December 31, 2007 and 2006, no impairment occurred for goodwill of continuing operations. At December 31, 2008, we completed the annual impairment test required by SFAS No. 142. Our calculations indicated the fair values of the wellhead and pipeline reporting units exceeded their net book values and, accordingly, goodwill was not considered to be impaired. However, due to a number of factors, including the current global economic environment, our current estimate of our customers’ drilling activities, increased costs of capital and the decrease in our market capitalization, our calculations for the pressure and flow control reporting unit indicated its net book value exceeded its fair value and, accordingly, goodwill was considered to be impaired. We used the estimated fair value of the pressure and flow control reporting unit from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of the pressure and flow control reporting unit for this calculation were in the following areas: (1) adjusting the carrying value of property, plant and equipment to their estimated aggregate fair values; (2) adjusting the carrying value of other intangible assets to their estimated aggregate fair values; and (3) recalculating deferred income taxes under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, after considering the likely tax basis a hypothetical buyer would have in the assets and liabilities. We recognized a goodwill impairment of $23.5 million for the year ended December 31, 2008 related to our pressure and flow control reporting unit. See note 4 to the consolidated financial statements included in this report for further discussion of our goodwill impairment. Remaining goodwill by reporting unit was $70.7 million, $13.6 million and $3.6 million for the pressure and flow control, wellhead and pipeline reporting units, respectively. At December 31, 2008, the estimated fair value of the wellhead and pipeline reporting units exceeded the recorded net book value of these reporting units by 6% and 23%, respectively. Should our estimate of the fair value of any of our reporting units decline in future periods, due to further, and sustained, deterioration in global economic conditions, changes in our outlook for future profits and cash flows, further reductions in the market price of our stock, increased costs of capital, reductions in valuations of other public companies within our industry or valuations observed in acquisition transactions within our industry, further impairment of goodwill could be required.
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
     Income Taxes. We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2008, 2007 and 2006 were 52.4%, 36.0% and 35.5%, respectively.

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
     As of December 31, 2008, we had gross deferred tax assets of $14.1 million offset by a valuation allowance of $3.5 million.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, on January 1, 2007. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The cumulative effect of adopting FIN 48, as discussed further in Note 9 of the consolidated financial statements, was recorded in retained earnings and other accounts as applicable.
     Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. Under that transition method, compensation cost is recognized for all awards granted or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. We recognized $5.5 million, $3.2 million and $1.9 million of employee stock-based compensation expense related to stock options and restricted stock during the years ended December 31, 2008, 2007 and 2006, respectively.
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
     Foreign Currency Translation. The functional currency for most of our international operations is the applicable local currency. The accounting records for all of our international subsidiaries are maintained in local currencies.

     Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity.
     For non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. Monetary assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred.
New Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The initial application of SFAS No. 157 is limited to financial assets and liabilities and non-financial assets and liabilities recognized at fair value on a recurring basis. We adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have any impact on our consolidated financial position, results of operations and cash flows. On January 1, 2009, SFAS No. 157 became effective on a prospective basis for non-financial assets and liabilities that are not measured at fair value on a recurring basis. The application of SFAS No. 157 to our non-financial assets and liabilities will primarily relate to assets acquired and liabilities assumed in a business combination and asset impairments, including goodwill and long-lived assets. This application of SFAS No. 157 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We expect that the adoption of SFAS No. 141R will have an effect on the accounting for our business combinations after January 1, 2009, but the effect will be dependent upon acquisitions at that time and therefore is not currently estimable. We do not expect the provisions of SFAS No. 141R regarding the income statement recognition of changes to valuation allowances and tax uncertainties established before the adoption of SFAS No. 141R to have a material impact on our consolidated financial position, results of operations and cash flows.
Outlook
     Our worldwide operations are primarily driven by the level and complexity of oil and natural gas wells being drilled and completed. The current global economic slowdown has led to a steep decline in oil and natural gas prices, with current oil prices approximately 80% below their historic highs in July 2008. These price declines have reduced cash flows of oil and gas producers and have led to significant reductions in planned drilling activity for 2009, particularly in North America where our operations have a material amount of exposure. As our customers’ backlog and utilization rates continue to decline, we anticipate that they will cut spending for our products and services, request faster response times to match their shorter visibility and request creative ways to decrease costs. To meet customer needs in the current and anticipated environment, we have introduced programs to meet faster response times for certain products and services and to sell tailored service packages to our customers to save costs.
     Our backlog at December 31, 2008 was the highest ever year-end backlog, but it is down $18.1 million or 19% from September 30, 2008. This reflects the reality that our sales exceeded our bookings for the fourth quarter, when average drilling activity levels and commodity prices were higher than they are today. As we look forward, we believe that, although lower than the fourth quarter of 2008, our outlook for the first quarter of 2009 is favorable, as evidenced by our strong backlog for our pressure and flow control product line and our continued level of quoting activity. The outlook beyond the first quarter of 2009 is more difficult to ascertain. Although a number of factors influence exploration and production spending, the Company’s business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impacts energy consumption and the resulting demand for our products and services. Demand could also be affected by the availability of credit as many companies that spend in the industry or consume energy fund a portion of those expenditures with debt. At the moment, current commodity prices and higher than normal levels of inventories for oil and natural gas imply a negative impact on the level of activity and capital spending in our industry which would, in turn, imply a negative impact on pricing of and demand for our product and service lines in 2009. In the past, these declines have typically occurred in the United States before spreading into international markets.
     We believe that oil and gas market prices and the drilling rig count in the United States, Canada and international markets serve as key indicators of demand for the products we manufacture and sell and for our services. The following table sets forth oil and gas price information and rig count data as of the end of each fiscal quarter for the past two years:

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,868	199	1,084
September 30, 2008	$118.05	$9.00	1,987	439	1,096
December 31, 2008	$58.35	$6.38	1,896	407	1,090

Source:	West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     Please read “Item 1A. Risk Factors—Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control” and “—A decline in or substantial volatility of oil and gas prices could adversely affect the demand and prices for our products and services.”
Results of Operations
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
     Revenues. Revenues increased $67.9 million, or 31.2%, in the year ended December 31, 2008 compared to the year ended December 31, 2007. Excluding the acquisitions of EEC and HP&T, which were completed in October 2007, and Pinnacle, which was completed in January 2008, revenues increased approximately $9.2 million, or 4.4%, from the year ended December 31, 2007. Excluding EEC and HP&T, our pressure and flow control products revenue increased approximately $6.1 million from the year ended December 31, 2007. This revenue increase was attributable to improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. This increase in the pressure and flow control products and services was partially offset by a $4.1 million decrease in our Canadian pressure and flow control revenues from the year ended December 31, 2007 due to continued weakness in the region. Our pipeline product line revenues increased approximately $3.5 million from the year ended December 31, 2007, due to an increase in the number of original equipment products we manufacture. Excluding Pinnacle, our wellhead product line revenues decreased approximately $0.4 million from the year ended December 31, 2007, due to lower activity with certain of our larger customers in 2008. We believe that our T-3 branded pressure and flow control and pipeline products have gained market acceptance, resulting in greater bookings and sales to customers that use our products in both their domestic and international operations. For example, backlog for our pressure and flow control and pipeline product lines has increased approximately 17.4% from $64.8 million at December 31, 2007 to $76.1 million at December 31, 2008. Also, as a percentage of revenues, our original equipment product revenues accounted for approximately 80% of total revenues during the year ended December 31, 2008, as compared to approximately 76% of total revenues during the same period in 2007.

     Cost of Revenues. Cost of revenues increased $37.0 million, or 26.9%, in the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of the increase in revenues described above. Gross profit as a percentage of revenues was 38.9% in the year ended December 31, 2008 compared to 36.8% in the year ended December 31, 2007. Gross profit margin was higher in 2008 due to increased sales of higher margin products and services and operational efficiencies, partially offset by costs of approximately $1.4 million associated with lost absorption, downtime pay and minimal property damage due to the impact of Hurricanes Gustav and Ike. Gross profit margin was also lower in 2007 due to 2007 gross profit margins being affected by 2006 pricing on choke orders and cost overruns on large bore BOPs quoted in 2006 at one of our pressure and flow control facilities where the manufacturing capacity expansion had not yet been completed.
     Operating Expenses. Operating expenses consist of selling, general and administrative expenses and a charge for goodwill impairment during 2008. For the year ended December 31, 2008, we recognized a goodwill impairment of $23.5 million related to our pressure and flow control reporting unit. See footnote 4 to the consolidated financial statements included in this report for further discussion of our goodwill impairment. Selling, general and administrative expenses increased $19.1 million, or 48.7%, in the year ended December 31, 2008 compared to the year ended December 31, 2007. The acquisitions of EEC, HP&T and Pinnacle accounted for $6.1 million, or 32.0%, of this increase in total selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2008 included $4.7 million of costs incurred related to the pursuit of strategic alternatives. Selling, general and administrative expenses for the year ended December 31, 2007 included a $2.5 million compensation charge related to the payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his then existing employment agreement. Selling, general and administrative expenses, excluding the strategic alternatives costs in 2008 and the compensation charge in 2007, as a percentage of revenues were 18.8% in the year ended December 31, 2008 compared to 16.9% in the year ended December 31, 2007. The increase in selling, general and administrative expenses as a percentage of revenues, excluding the strategic alternatives costs in 2008 and the compensation charge in 2007, as compared to the year ended December 31, 2007, is primarily due to increased other intangible assets amortization costs of $2.1 million primarily incurred as a result of the October 2007 acquisitions of EEC and HP&T and the January 2008 acquisition of Pinnacle, as well as increased employee stock-based compensation expense of $2.3 million and increased health insurance and payroll costs associated with an increase in headcount.
     Interest Expense. Interest expense for the year ended December 31, 2008 was $2.4 million compared to $1.2 million in the year ended December 31, 2007. The increase was primarily attributable to higher debt levels during 2008, incurred in connection with our 2007 acquisitions of EEC and HP&T and our 2008 acquisition of Pinnacle.
     Interest Income. Interest income for the year ended December 31, 2008 was $0.1 million compared to $0.9 million in the year ended December 31, 2007. The decrease was primarily attributable to lower levels of cash held in our bank accounts, due to greater levels of debt repayments during 2008.
     Other Income (Expense), net. Other income (expense), net decreased $0.4 million for the year ended December 31, 2008 primarily due to the decreased earnings of our unconsolidated affiliate in Mexico, which we account for under the equity method of accounting.
     Income Taxes. Income tax expense for the year ended December 31, 2008 was $14.4 million as compared to $14.9 million in the year ended December 31, 2007. The decrease was due to a decrease in income before taxes, primarily related to goodwill impairment recognized for our pressure and flow control reporting unit for the year ended December 31, 2008. Also, during the fourth quarter of 2008, we recorded a tax benefit of $0.9 million as a result of the deductibility of $2.6 million of strategic alternative costs, of which $2.2 million was recorded in the third quarter of 2008 and $0.4 million was recorded in the second quarter of 2008. These strategic alternative costs were previously determined to be non-deductible during the third quarter of 2008. Our effective tax rate was 52.4% in the year ended December 31, 2008 compared to 36.0% in the year ended December 31, 2007. The higher rate in 2008 resulted primarily from approximately $15.0 million of the $23.5 million goodwill impairment not being deductible, partially offset by higher deductions for certain expenses related to production activities, the utilization of R&D tax credits during 2008 and extraterritorial income exclusion tax deductions available for years prior to 2007. In March and June 2008, we filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.0 million. In addition, the 2007 effective tax rate included approximately $0.6 million of income tax expense related to certain compensation expenses that were non-deductible under Section 162(m) of the Internal Revenue Code, whereas the 2008 effective tax rate included approximately $0.1 million of income tax expense for such non-deductible compensation. These decreases were partially offset by additional income tax expense due to a $0.3 million increase in our liability for unrecognized tax benefits, and an increase in income tax expense of approximately $0.1 million related to a portion of the change in our valuation allowance.
     Income from Continuing Operations. Income from continuing operations was $13.0 million in the year ended December 31, 2008 compared with $26.5 million in the year ended December 31, 2007 as a result of the foregoing factors.
     Discontinued Operations. During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the year ended December 31, 2008 was $0.1 million as compared to $1.3 million in the year ended December 31, 2007. The decrease in loss in 2008 is primarily due to a jury verdict of $1.1 million, net of tax, during 2007 against one of our discontinued businesses.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
     Revenues. Revenues increased $54.3 million, or 33.3%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The acquisitions of EEC and HP&T, which were completed in October 2007, accounted for $9.9 million, or 18.3%, of this total revenue increase. Excluding EEC, HP&T and Canada revenues, approximately $25.4 million of the revenue increase was attributable to improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture and the increase in our manufacturing capacity through facility expansions and improvements. The 2007 revenue increase is also the result of increased customer orders for our pipeline and wellhead product lines, whose revenues increased $8.8 million and $13.8 million, respectively, due to geographic expansion and an increase in the number of original equipment products we manufacture. Our pipeline and wellhead product lines revenues increased approximately 90% and 29%, respectively, from the year ended December 31, 2006 to December 31, 2007. We believe that our T-3 branded products have gained market acceptance, resulting in greater sales to customers that use our products in both their domestic and international operations. For example, T-3 original equipment product revenues increased approximately 58% in the year ended December 31, 2007 as compared to the year ended December 31, 2006. In addition, our original equipment product revenues accounted for approximately 76% of total revenues during the year ended December 31, 2007, as compared to 65% of total revenues during the same period in 2006. These revenue increases were partially offset by weaker activity for our Canadian operations, whose revenues decreased $3.6 million from 2006 to 2007.
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
     Operating Expenses. Operating expenses consist solely of selling, general and administrative expenses during 2007 and 2006. Selling, general and administrative expenses increased $7.8 million, or 25.0%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The acquisitions of EEC and HP&T during October 2007 accounted for $1.3 million, or 16.4%, of this total selling, general and administrative expenses increase. Selling, general and administrative expenses as a percentage of revenues were 18.0% in the year ended December 31, 2007 compared to 19.2% in the year ended December 31, 2006. This decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to selling, general and administrative expenses consisting primarily of fixed costs along with variable costs, such as payroll and benefits, not increasing proportionately with revenues. Additionally, this decrease is also due to $0.4 million of terminated public offering costs incurred in the year ended December 31, 2006. This decrease in selling, general and administrative expenses was partially offset with the $2.5 million compensation charge related to the second quarter 2007 payment to Mr. Halas of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Mr. Halas pursuant to the terms of his existing employment agreement and higher general insurance costs and engineering costs.
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
     Other Income (Expense), net. Other income (expense), net increased $0.4 million for the year ended December 31, 2007 primarily due to the earnings of our unconsolidated affiliate in Mexico, which we account for under the equity method of accounting.
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
     Discontinued Operations. During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments, respectively. These assets constituted businesses and thus their results of operations were reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the year ended December 31, 2007 was $1.3 million as compared to $0.3 million in the year ended December 31, 2006. The increase in loss in 2007 is primarily due to a jury verdict of $1.1 million, net of tax, during 2007 against one of our discontinued businesses.
Liquidity and Capital Resources
     At December 31, 2008, we had working capital of $71.2 million, long-term debt of $18.8 million and stockholders’ equity of $211.1 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisition financing, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations. We believe our 2009 liquidity needs will be met based on cash flows from our operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $43.1 million for the year ended December 31, 2008 compared to $14.0 million in 2007 and $19.0 million in 2006. The increase in net cash provided by operating activities for 2008 as compared to 2007 was primarily attributable to increased profit and improved accounts receivable collections, as well as increased customer prepayments for our products. This was partially offset by increased tax deposits due to higher taxable income during 2008 and lower inventory turns during 2008. The decrease of $5.0 million for 2007 as compared to 2006 was primarily attributable to increases in our receivables and inventory due to increased sales and production activity in 2007, along with increased tax deposits due to higher taxable income during 2007 and decreases in customer prepayments for our products.

     Net Cash Used in Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the years ended December 31, 2008, 2007 and 2006, we made capital expenditures of approximately $11.3 million, $7.0 million and $9.1 million, respectively. Cash consideration paid for business acquisitions, net of cash acquired, was $2.7 million, $90.9 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively (see Note 2 to our consolidated financial statements).
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility, proceeds from issuances of common stock and proceeds from the exercise of stock options and warrants. Principal uses of cash include payments on the senior credit facility and long-term debt. Financing activities used ($37.8) million and ($6.0) million of net cash for the years ended December 31, 2008 and 2006, respectively, and provided $90.8 million of net cash for the year ended December 31, 2007. We made repayments on our revolving credit facility of $45.0 million and $8.0 million for the years ended December 31, 2008 and 2006, respectively, with no such repayments during 2007. We had borrowings under our revolving credit facility of $5.0 million, $58.0 million and $3.0 million and net borrowings (repayments) under our swing line credit facility of ($2.7) million, $3.3 million and ($2.0) million in the years ended December 31, 2008, 2007 and 2006, respectively. We received net proceeds of $22.2 million from the common stock issued and $4.0 million from the warrants exercised in connection with the April 2007 offering (see Note 12 to our consolidated financial statements) during 2007, with no such proceeds in 2008 and 2006. We had proceeds from the exercise of stock options of $3.2 million, $2.3 million and $0.7 million in the years ended December 31, 2008, 2007 and 2006, respectively. We had excess tax benefits from stock-based compensation of $1.8 million, $2.0 million and $0.3 million in the years ended December 31, 2008, 2007 and 2006, respectively.
     Net Cash Used In Discontinued Operations. For the years ended December 31, 2008, 2007, and 2006, net cash used in discontinued operations was $0.1 million, $0.2 million and $0.1 million, respectively. This consisted of operating cash flows of $0.1 million, $0.2 million and $0.1 million, respectively. There were no investing or financing cash flows.
     Principal Debt Instruments. As of December 31, 2008, we had an aggregate of approximately $18.8 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of December 31, 2008, availability under our senior credit facility was $160.4 million. Although we pay commitment fees for $180 million under the senior credit facility, our availability in future periods is limited to the lesser of (a) three times the Company's EBITDA on a trailing-twelve-months basis less the Company's outstanding borrowings, standby letters of credit and other debt (as defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company's debt that exceed one third of the Company's EBITDA on a trailing-twelve-months basis. As such, a decline in our EBITDA from our 2008 results, an increase in borrowing or a combination of the two could reduce the availability under our facility below our current committed amounts.
     Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that we can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million, respectively. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. However, in light of the current financial turmoil affecting the banking system and financial markets, there is no assurance that the senior lenders will approve such advancements or have the ability to fund such borrowing requests.
     The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At December 31, 2008, the swing line portion of our senior credit facility bore interest at 3.3%, with interest payable quarterly, and the revolver portion of our credit facility bore interest at a weighted average rate of 2.5%, with interest payable monthly. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 5.9% during 2008. The effective interest rate, excluding amortization of deferred loan costs, was 5.3% during 2008. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA, or $45.7 million as of December 31, 2008. As of December 31, 2008, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 25.3 to 1.0, a leverage ratio of 0.32 to 1.0, and year-to-date capital expenditures of $11.3 million. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by our leverage ratio and also ranges from the Base Rate to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. T-3 Oilco Energy Services Partnership, our Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by us and all of our material subsidiaries, and is collateralized by a first lien on substantially all of the assets of T-3 Oilco Energy Services Partnership. As of December 31, 2008, there was no outstanding balance on our Canadian revolving credit facility.
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, including the planned expansion of our manufacturing capacity, continued new product development and expansion of our geographic areas of operation, and financing obligations during 2009.
     However, in light of the current financial turmoil, we are exposed to some credit risk related to our senior credit facility to the extent that our senior lenders, including Wells Fargo Bank as administrative agent, may be unable to provide necessary funding to us under our senior credit facility if they experience liquidity problems. While we believe our 2009 liquidity needs will be met based on cash flows from our operations, if our senior lenders are unable to provide funding in accordance with their commitment, our ability to meet our current and long term needs could be adversely impacted and our operations could be negatively impacted.
     We intend to make strategic acquisitions but the timing, size or success of any strategic acquisition and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but we may also issue additional equity either directly or in connection with an acquisition. There can be no assurance that acquisition funds will be available at terms acceptable to us, if available at all.
     Capital Expenditures. Our budgeted capital expenditures for 2009 (excluding acquisitions) are approximately $5.4 million. Our budget for 2009 is subject to further review and may be reduced from $5.4 million based off of market conditions. Excluded from this budget is approximately $3.5 million of capital expenditures expected to be incurred in 2009 that were budgeted in prior years.
Contractual Obligations
     A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2008 is as follows (in thousands):

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$18,758	$5	$3	$18,750	$—
Operating leases	4,680	2,064	2,156	454	6

Total Contractual Obligations	$23,438	$2,069	$2,159	$19,204	$6

     As of December 31, 2008, our FIN 48 unrecognized tax benefits totaled $1.2 million. These unrecognized tax benefits have been excluded from the above table because we cannot reliably estimate the period of cash settlement with respective taxing authorities. In addition, $0.5 million of post-closing purchase price adjustments related to the acquisition of HP&T has been excluded from the above table. This amount is expected to be paid in the first quarter of 2009.
Related Party Transactions
     We have transactions in the ordinary course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.
     We lease certain buildings under noncancelable operating leases from employees of the Company. Lease commitments under these leases are approximately $0.9 million for 2009 through 2012. Rent expense to related parties was $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     We sell pressure control products to and perform services for our unconsolidated affiliate in Mexico, which is a joint venture between the Company and Servicios Y Maquinaria De Mexico, S.A. de C.V., or SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. The total amount of these sales was approximately $0.4 million and $2.1 million for the years ended December 31, 2008 and 2007, respectively, and the total accounts receivable due from the Mexico joint venture was approximately $50,000 and $0.7 million at December 31, 2008 and 2007, respectively.
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
Seasonality
     We believe that our business is not subject to any significant seasonal factors, and we do not anticipate significant seasonality in the future although severe weather and natural phenomena can temporarily affect the manufacturing and provision of as well as demand for our products and services. Several of our manufacturing facilities are concentrated near the Gulf of Mexico and can suffer interruptions from hurricanes, which could adversely impact operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of December 31, 2008, our senior credit facility, whose interest rate floats with the Base Rate (as defined in the senior credit facility) or LIBOR, had a principal balance of $18.8 million. A 1.0% increase in interest rates could result in a $188,000 increase in annual interest expense based on the December 31, 2008 outstanding principal balance. As of December 31, 2008, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian and Indian operations and our unconsolidated affiliate in Mexico. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the U.S. dollar.

     The functional currency for most of our international operations is the applicable local currency. The accounting records for all of our international subsidiaries are maintained in local currencies.
     Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $(3.1) million adjustment to our equity account for the year ended December 31, 2008 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. Monetary assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred. We recorded a gain of approximately $36,000 during the year ended December 31, 2008.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 is set forth on page F-2 of this Annual Report and is incorporated by reference herein.
     Ernst & Young LLP, the independent registered accounting firm that audited the Company’s financial statements included in this Annual Report, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page F-3 of this Annual Report.
Item 9B. Other Information
     During November 2008, Keith A. Klopfenstein, the Company’s recently appointed Senior Vice President Pressure Control Group received a base salary increase from $168,000 per year to approximately $201,000 per year.
     On November 16, 2008, Keith A. Klopfenstein, the Company’s recently appointed Senior Vice President – Pressure Control Group, received a base salary increase from $167,764 per year to $201,317 per year. All other terms of Mr. Klopfenstein’s employment agreement remain in effect.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

2.	Financial Statement Schedules

None.

3.	Exhibits

See the Exhibit Index appearing on page EX-1.
(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2009.

T-3 ENERGY SERVICES, INC.
By:	/s/ James M. Mitchell
James M. Mitchell (Chief Financial
Officer and Senior Vice President)

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Gus D. Halas and James M. Mitchell and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorney-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 2009.

Signature	Title

By: /s/ Gus D. Halas Gus D. Halas	President, Chief Executive Officer and Chairman (Principal Executive Officer)

By: /s/ James M. Mitchell James M. Mitchell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By: /s/ James M. Tidwell James M. Tidwell	Director

By: /s/ Lisa W. Rodriguez Lisa W. Rodriguez	Director

By: /s/ Robert L. Ayers Robert L. Ayers	Director

By: /s/ Thomas R. Bates, Jr. Thomas R. Bates, Jr.	Director

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
     In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2008. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
T-3 Energy Services, Inc.
     We have audited T-3 Energy Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). T-3 Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, T-3 Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T-3 Energy Services, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
T-3 Energy Services, Inc.
     We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), T-3 Energy Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 27, 2009

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$838	$9,522
Accounts receivable — trade, net	47,822	44,180
Inventories	58,422	47,457
Deferred income taxes	5,131	3,354
Prepaids and other current assets	4,585	5,824

Total current assets	116,798	110,337

Property and equipment, net	46,071	40,073
Goodwill, net	87,929	112,249
Other intangible assets, net	33,477	35,065
Other assets	2,837	2,838

Total assets	$287,112	$300,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$26,331	$20,974
Accrued expenses and other	19,274	15,156
Current maturities of long-term debt	5	74

Total current liabilities	45,610	36,204

Long-term debt, less current maturities	18,753	61,423
Other long-term liabilities	1,628	1,101
Deferred income taxes	10,026	11,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,547,458 and 12,320,341 shares issued and outstanding at December 31, 2008 and 2007, respectively	13	12
Warrants, 10,157 and 13,138 issued and outstanding at December 31, 2008 and 2007, respectively	20	26
Additional paid-in capital	171,042	160,446
Retained earnings	40,036	27,039
Accumulated other comprehensive income	(16)	3,125

Total stockholders’ equity	211,095	190,648

Total liabilities and stockholders’ equity	$287,112	$300,562

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues:
Products	$241,328	$176,579	$121,294
Services	44,001	40,855	41,851

	285,329	217,434	163,145

Cost of revenues:
Products	148,667	112,566	77,747
Services	25,784	24,890	25,272

	174,451	137,456	103,019

Gross profit	110,878	79,978	60,126

Operating Expenses:
Impairment of goodwill	23,500	—	—
Selling, general and administrative expenses	58,318	39,217	31,372

	81,818	39,217	31,372

Income from operations	29,060	40,761	28,754

Interest expense	(2,357)	(1,231)	(903)

Interest income	148	876	109

Other income (expense), net	568	988	612

Income from continuing operations before provision for income taxes	27,419	41,394	28,572

Provision for income taxes	14,374	14,887	10,157

Income from continuing operations	13,045	26,507	18,415

Loss from discontinued operations, net of tax	(48)	(1,257)	(323)

Net income	$12,997	$25,250	$18,092

Basic earnings (loss) per common share:
Continuing operations	$1.05	$2.26	$1.74
Discontinued operations	—	(0.11)	(0.03)

Net income per common share	$1.05	$2.15	$1.71

Diluted earnings (loss) per common share:
Continuing operations	$1.02	$2.19	$1.68
Discontinued operations	—	(0.11)	(0.03)

Net income per common share	$1.02	$2.08	$1.65

Weighted average common shares outstanding:
Basic	12,457	11,726	10,613

Diluted	12,812	12,114	10,934

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2008, 2007 and 2006
(in thousands)

							Accumulated
					Additional	Retained	Other	Total
	Common Stock		Warrants		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Warrants	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2005	10,582	$11	333	$644	$123,175	$(15,420)	$802	$109,212

Comprehensive income:
Net income	—	—	—	—	—	18,092	—	18,092
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)

Comprehensive income	—	—	—	—	—	18,092	(23)	18,069
Expiration of warrants	—	—	(5)	—	—	—	—	—
Issuance of restricted stock	100	—	—	—	—	—	—	—
Issuance of stock from exercise of stock options	80	—	—	—	657	—	—	657
Tax benefit from exercise of stock options	—	—	—	—	328	—	—	328
Employee stock-based compensation	—	—	—	—	1,893	—	—	1,893
Amortization of stock compensation	—	—	—	—	1	—	—	1

Balance, December 31, 2006	10,762	$11	328	$644	$126,054	$2,672	$779	$130,160

Comprehensive income:
Net income	—	—	—	—	—	25,250	—	25,250
Foreign currency translation adjustment	—	—	—	—	—	—	2,346	2,346

Comprehensive income	—	—	—	—	—	25,250	2,346	27,596
Issuance of stock from Public offering	1,000	1	—	—	22,156	—	—	22,157
Issuance of restricted stock	12	—	—	—	—	—	—	—
Issuance of stock from exercise of stock options	231	—	—	—	2,348	—	—	2,348
Issuance of stock from exercise of warrants	315	—	(315)	(618)	4,646	—	—	4,028
Tax benefit from exercise of stock options	—	—	—	—	2,019	—	—	2,019
Employee stock-based compensation	—	—	—	—	3,223	—	—	3,223
Cumulative effect of change in
accounting principle	—	—	—	—	—	(883)	—	(883)

Balance, December 31, 2007	12,320	$12	13	$26	$160,446	$27,039	$3,125	$190,648

Comprehensive income:
Net income	—	—	—	—	—	12,997	—	12,997
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,141)	(3,141)

Comprehensive income	—	—	—	—	—	12,997	(3,141)	9,856
Issuance of restricted stock	19	—	—	—	—	—	—	—
Issuance of stock from exercise of stock options	205	1	—	—	3,210	—	—	3,211
Issuance of stock from exercise of warrants	3	—	(3)	(6)	44	—	—	38
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	—	—	1,820	—	—	1,820
Employee stock-based compensation	—	—	—	—	5,522	—	—	5,522

Balance, December 31, 2008	12,547	$13	10	$20	$171,042	$40,036	$(16)	$211,095

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$12,997	$25,250	$18,092
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	48	1,257	323
Bad debt expense	384	151	112
Depreciation and amortization	8,349	4,971	3,520
Amortization of deferred loan costs	212	223	261
Write-off of deferred loan costs	—	54	—
Loss (gain) on sale of assets	(26)	12	24
Deferred taxes	(2,900)	(732)	1,471
Employee stock-based compensation expense and amortization of stock compensation	5,529	3,223	1,894
Excess tax benefits from stock-based compensation	(1,820)	(2,019)	(328)
Equity in earnings of unconsolidated affiliate	(115)	(638)	—
Write-off of property and equipment, net	101	27	156
Impairment of goodwill	23,500	—	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	(4,247)	(6,026)	(4,201)
Inventories	(11,859)	(8,942)	(8,958)
Prepaids and other current assets	896	229	315
Other assets	(414)	(136)	(40)
Accounts payable — trade	5,714	497	1,353
Accrued expenses and other	6,789	(3,430)	5,005

Net cash provided by operating activities	43,138	13,971	18,999

Cash flows from investing activities:
Purchases of property and equipment	(11,300)	(7,045)	(9,055)
Proceeds from sales of property and equipment	94	101	223
Cash paid for acquisitions, net of cash acquired	(2,732)	(90,893)	(2,248)
Equity investment in unconsolidated affiliate	—	(467)	—
Collections on notes receivable	15	—	468

Net cash used in investing activities	(13,923)	(98,304)	(10,612)

Cash flows from financing activities:
Net borrowings (repayments) under swing line credit facility	(2,665)	3,330	(1,973)
Borrowings under revolving credit facility	5,000	58,000	3,000
Repayments under revolving credit facility	(45,000)	—	(8,000)
Payments on long-term debt	(97)	(68)	(36)
Debt financing costs	(78)	(1,062)	—
Proceeds from exercise of stock options	3,211	2,348	657
Net proceeds from issuance of common stock	—	22,157	—
Proceeds from exercise of warrants	38	4,028	—
Excess tax benefits from stock-based compensation	1,820	2,019	328

Net cash provided by (used in) financing activities	(37,771)	90,752	(6,024)

Effect of exchange rate changes on cash and cash equivalents	(34)	(81)	(40)

Cash flows of discontinued operations:
Operating cash flows	(94)	(209)	(92)

Net cash used in discontinued operations	(94)	(209)	(92)

Net increase (decrease) in cash and cash equivalents	(8,684)	6,129	2,231
Cash and cash equivalents, beginning of year	9,522	3,393	1,162

Cash and cash equivalents, end of year	$838	$9,522	$3,393

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries (the “Company”). The Company’s 50% investment in its unconsolidated Mexico affiliate is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.
Reclassifications
     Certain reclassifications have been made to conform prior year financial information to the current period presentation.
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, there were no cash equivalents.
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

	December 31,	December 31,	December 31,
	2008	2007	2006
Balance at beginning of year	$285	$294	$257
Charged to expense	384	182	112
Write-offs	(318)	(191)	(75)

Balance at end of year	$351	$285	$294

Major Customers and Credit Risk
     Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs credit evaluations of its customers and does not generally require collateral in support of its domestic trade receivables. The Company may require collateral to support its international customer receivables. Most of the Company’s international sales, however, are to large international or national companies. In 2008, 2007 and 2006, there was no individual customer who accounted for 10% or greater of consolidated revenues.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
     Inventories are stated at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The first-in, first-out method is used to determine the cost of substantially all of the inventories at December 31, 2008 and 2007. Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007
Raw materials	$8,063	$7,640
Work in process	14,680	16,319
Finished goods and component parts	35,679	23,498

	$58,422	$47,457

     The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. This analysis is based primarily on the length of time the item has remained in inventory and the Company’s management’s consideration of current and expected market conditions. During 2008, 2007 and 2006, the Company recorded $1,950,000, $1,026,000 and $721,000, respectively, in charges to earnings to write down the recorded cost of inventory to its estimated fair market value.
Prepaids and Other Current Assets
     Prepaids and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007
Vendor deposits	$1,198	$1,815
Prepaid insurance	2,127	2,637
Other current assets	1,260	1,372

	$4,585	$5,824

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
Long-Lived Assets
     Long-lived assets include property, plant and equipment and definite-lived intangibles. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired definite-lived intangibles. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests for the impairment of long-lived assets upon the occurrence of a triggering event. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in the Company’s budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, impairment has occurred, and the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with the Company’s weighted average cost of capital for a similar asset. The Company has assessed the current market conditions and has concluded, at the present time, that its disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in the Company’s budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, impairment has occurred, and the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with the Company’s weighted average cost of capital for a similar asset. The Company has assessed the current market conditions and has concluded, at the present time, that a triggering event has not occurred under SFAS No. 144 that requires an impairment analysis of long-lived assets. The Company will continue to monitor for events or conditions that could change this assessment. For the years ended December 31, 2008, 2007 and 2006, no significant impairment charges were recorded for assets of continuing operations. The Company will continue to monitor for events or conditions that could change this assessment. For the years ended December 31, 2008, 2007 and 2006, no significant impairment charges were recorded for assets of continuing operations.
Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill on at least an annual basis. The Company’s annual test of impairment of goodwill is performed as of December 31. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. Certain estimates and judgments, including future earnings and cash flow levels, future interest rates and future stock market valuation levels, are required in the application of the fair value models. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values. For the years ended December 31, 2007 and 2006, no impairment occurred for goodwill of continuing operations. For the year ended December 31, 2008, the Company recognized a goodwill impairment of $23.5 million related to its pressure and flow control reporting unit. See footnote 4 for further discussion of the Company’s goodwill impairment. Should the Company’s estimate of the fair value of any of its reporting units decline in future periods, due to further deterioration in global economic conditions, changes in the Company’s outlook for future profits and cash flows, further, and sustained, reductions in the market price of the Company’s stock, increased costs of capital, reductions in valuations of other public companies within the Company’s industry or valuations observed in acquisition transactions within the Company’s industry, further impairment of goodwill could be required.
Other Intangible Assets
     Other intangible assets include non-compete agreements, customer lists, patents and technology and other similar items. The Company assigns useful lives to its intangible assets based on the periods over with the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company makes judgments and estimates in conjunction with determining the fair value and useful lives of these intangible assets. The Company’s estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The estimates are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment the Company sells, among other factors. If our assumptions regarding these factors change, we may be required to recognize an asset impairment or modify the amortization period with respect to the intangible assets impacted by the assumption changes. Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, which range from one to five years. Customer lists were acquired as part of the acquisitions of Pinnacle Wellhead, Inc., Energy Equipment Corporation, Oilco and KC Machine and were recorded based upon their fair market value at the acquisition dates. Customer lists are amortized on a straight-line basis over a period ranging from five to twenty years. Patents and technology were acquired as part of the acquisition of HP&T Products, Inc. and were recorded based upon their fair market value as of the date of the acquisition. Patents and technology are amortized on a straight-line basis over their estimated economic lives ranging from ten to seventeen years. The patents and technology acquired as part of the acquisition of HP&T Products, Inc. are amortized on a straight-line basis over fifteen years.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Loan Costs
     Deferred loan costs were incurred in connection with the arrangement of the Company’s senior credit facility (see Note 7). Net deferred loan costs of $0.9 million and $1.0 million are included in Other Assets on the December 31, 2008 and 2007 balance sheets, respectively. Deferred loan costs are amortized over the term of the senior credit facility, which is five years. Accumulated amortization was $0.3 million and $0.04 million at December 31, 2008 and 2007, respectively. Amortization of deferred loan costs for the years ended December 31, 2008, 2007 and 2006, which is classified as interest expense, was $0.2 million, $0.2 million and $0.3 million, respectively. Accumulated amortization and interest expense also included the write-off of deferred loan costs of $0.05 million for the year ended December 31, 2007. This write-off of deferred loan costs related to the Company amending and restating its senior credit facility in October 2007.
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
Income Taxes
     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.
     In accordance with SFAS No. 109, the Company records a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the allowance in the future based upon the operating results of the Company.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109. The Company adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48, as discussed further in Note 9, was recorded in retained earnings and other accounts as applicable.
     In accounting for income taxes, we are required by FIN 48 to estimate a liability for future income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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
Foreign Currency Translation
          The functional currency for most of the Company’s international operations is the applicable local currency. The accounting records for all of the Company’s international subsidiaries are maintained in local currencies.
          Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity.
          For non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. Monetary assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the Company’s results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. Under the transition method, compensation cost is recognized for all awards granted or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flows
     Supplemental disclosures of cash flow information is presented in the following table (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Cash paid during the period for:
Interest	$2,408	$527	$588
Income taxes	14,277	11,373	7,236
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
Newly Issued Accounting Standards
          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The initial application of SFAS No. 157 is limited to financial assets and liabilities and non-financial assets and liabilities recognized at fair value on a recurring basis. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have any impact on the Company’s consolidated financial position, results of operations and cash flows. On January 1, 2009, SFAS No. 157 became effective on a prospective basis for non-financial assets and liabilities that are not measured at fair value on a recurring basis. The application of SFAS No. 157 to the Company’s non-financial assets and liabilities will primarily relate to assets acquired and liabilities assumed in a business combination and asset impairments, including goodwill and long-lived assets. This application of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
          In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. Management expects that the adoption of SFAS No. 141R will have an effect on the accounting for its business combinations after January 1, 2009, but the effect will be dependent upon acquisitions at that time and therefore is not currently estimable. Management does not expect the provisions of SFAS No. 141R regarding the income statement recognition of changes to valuation allowances and tax uncertainties established before the adoption of SFAS No. 141R to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
2. BUSINESS COMBINATIONS AND DISPOSITIONS:
Business Combinations
     On May 29, 2008, the Company exercised its option to purchase certain fixed assets and inventory of HP&T Products, Inc. in India at their estimated fair value of $0.4 million. During the first quarter of 2009, the Company expects to make a further payment of $0.1 million based on the final fair market valuation of the fixed assets and inventory. The purchase of these assets was funded from the Company’s working capital and the use of its senior credit facility.

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
     On October 30, 2007, the Company completed the purchases of all of the outstanding stock of Energy Equipment Corporation, or EEC, and HP&T Products, Inc., or HP&T, for approximately $72.3 million and $25.9 million, respectively. A portion of the EEC purchase price in the amount of $10.3 million has been set aside by Energy Equipment Group, Inc., the former stockholders of EEC, in a separate account in their name for a period of 18 months from the closing of the acquisition to satisfy certain contractual indemnification claims, if any. EEC manufactures valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperatures, and highly corrosive environments. HP&T designs gate valves, manifolds, chokes and other products. The acquisitions of EEC and HP&T demonstrate the Company’s commitment to developing engineered products for both surface and subsea applications. These acquisitions evolve from the Company’s growth strategy focused on improving its geographic presence and enhancing its product mix through complementary patented product additions. The acquisitions were funded from the Company’s working capital and the use of its senior credit facility.
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
     The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying consolidated financial statements since the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. The balances included in the consolidated balance sheet at December 31, 2007 related to the EEC and HP&T acquisitions were based on preliminary information and were subject to change when final asset valuations were obtained and the potential for liabilities had been evaluated. No material changes to the EEC and HP&T preliminary allocations were made during 2008 and the balances included in the consolidated balance sheet at December 31, 2008 are considered to be final. The balances included in the consolidated balance sheet at December 31, 2008 related to the Pinnacle acquisition are considered to be final. The Pinnacle acquisition is not material to the Company’s consolidated financial statements, and therefore a preliminary purchase price allocation is not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Fair value of tangible and intangible assets, net of cash acquired	$2,801	$68,811	$1,327
Goodwill recorded	758	40,756	1,309
Total liabilities assumed	(827)	(18,674)	(388)
Common stock issued	—	—	—

Cash paid for acquisitions, net of cash acquired	$2,732	$90,893	$2,248

     The acquisitions of KC Machine, HP&T and Pinnacle were not material to the Company’s consolidated financial statements, and therefore pro forma information is not presented. The following presents the

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated financial information for the Company on a pro forma basis assuming the acquisition of EEC had occurred as of the beginning of the period presented. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair value of the acquired assets, interest expense related to the borrowing under the Company’s senior credit facility and to reclassify certain items to conform to the Company’s financial reporting presentation.

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
     Operating results of discontinued operations are as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues	$—	$—	$—
Costs of revenues	—	—	9

Gross profit	—	—	(9)
Impairment charges	—	—	—
Operating expenses	46	1,928	480

Operating loss	(46)	(1,928)	(489)
Interest expense	21	—	—
Other (income) expense	—	(2)	67

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2008	2007	2006

Loss before benefit for income taxes	(67)	(1,930)	(556)
Benefit for income taxes	(19)	(673)	(233)

Loss from discontinued operations	$(48)	$(1,257)	$(323)

     The loss incurred in 2008 is primarily attributable to the results of a state sales tax audit against one of the Company’s discontinued businesses. The loss incurred in 2007 is primarily attributable to a jury verdict during 2007 against one of the Company’s discontinued businesses. The loss incurred in 2006 is primarily attributable to losses on the sale of the distribution segment.
3. PROPERTY AND EQUIPMENT:
     A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2008	2007
Land	—	$901	$901
Buildings and improvements	3-40 years	13,465	11,498
Machinery and equipment	3-15 years	37,882	32,358
Vehicles	5-10 years	948	778
Furniture and fixtures	3-10 years	1,249	1,055
Computer equipment	3-7 years	5,200	4,469
Construction in progress	—	4,571	3,720

		64,216	54,779
Less — Accumulated depreciation		(18,145)	(14,706)

Property and equipment, net		$46,071	$40,073

     Depreciation expense for the years ended December 31, 2008, 2007 and 2006, was $5,130,000, $3,892,000 and $2,985,000, respectively. Included in computer equipment costs are capitalized computer software development costs of $1,468,000 and $1,311,000 at December 31, 2008 and 2007, respectively. Depreciation expense related to capitalized computer software development costs was $240,000, $182,000 and $160,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in depreciation expense above.
4. GOODWILL:
     Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company tests for the impairment of goodwill on at least an annual basis. The Company’s annual test of impairment of goodwill is performed as of December 31. The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.
     SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component), and also states that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The Company evaluates its reporting units under SFAS No. 142, Goodwill and Other Intangible Assets, based upon these three operating segments.
     The Company estimates the fair value of its reporting units using discounted cash flows and earnings multiples of comparable publicly traded companies. The key discounted cash flow assumptions used to determine the fair value of the Company’s reporting units included: a) cash flow periods of 5 years, b) terminal values calculated at 6.5 times the terminal year EBITDA and c) a discount rate of 15.24%.
     Severe disruptions in the credit markets and reductions in global economic activity continued throughout the fourth quarter of 2008 and had significant adverse impact on stock markets and oil and gas commodity prices. These forces contributed to a significant decline in the Company’s stock price and corresponding market capitalization. For most of the fourth quarter, the Company’s market capitalization was below the recorded net book value of its balance sheet, including goodwill.
     Because quoted market prices for the Company’s individual reporting segments was not available, management must apply judgment in determining the estimated fair value of its reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the discounting of reporting units’ projected cash flow and publicly traded company multiples. A key component of these fair value determinations is an assessment of the fair value using discounted cash flows and other market-related valuation models in relation to the Company’s market capitalization.
     The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a Company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the Company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, the above fair value calculations using discounted cash flows and other market-related valuation models are compared to market capitalization plus a control premium.
     At December 31, 2008, the Company completed the annual impairment test required by SFAS No. 142. The Company’s calculations indicated the fair values of the wellhead and pipeline reporting units exceeded their net book values and, accordingly, goodwill was not considered to be impaired. However, due to a number of factors, including the current global economic environment, the Company’s current estimate of its customers’ drilling activities, increased costs of capital and the decrease in the Company’s market capitalization, the Company’s calculations for the pressure and flow control reporting unit indicated its net book value exceeded its fair value and, accordingly, goodwill was considered to be impaired. The Company used the estimated fair value of the pressure and flow control reporting unit from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of the pressure and flow control reporting unit for this calculation were in the following areas: (1) adjusting the carrying value of property, plant and equipment to their estimated aggregate fair values; (2) adjusting the carrying value of other intangible assets to their estimated aggregate fair values; and (3) recalculating deferred income taxes under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, after considering the likely tax basis a hypothetical buyer would have in the assets and liabilities. Based on this analysis, it was determined that $23.5 million of goodwill impairment existed for the pressure and flow control group. This impairment was recorded in operating expenses in the consolidated

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statement of operations for the year ended December 31, 2008. This non-cash charge did not impact the Company’s liquidity position, debt covenants or cash flows.
     The Company has determined no impairment of its wellhead and pipeline reporting units exist; however, should the Company’s estimate of the fair value of any of its reporting units decline in future periods, due to further, and sustained, deterioration in global economic conditions, changes in the Company’s outlook for future profits and cash flows, further reductions in the market price of the Company’s stock, increased costs of capital, reductions in valuations of other public companies within the Company’s industry or valuation observed in acquisition transactions within the Company’s industry, an impairment or additional impairment of goodwill could be required. Remaining goodwill by reporting unit was $70.7 million, $13.6 million and $3.6 million for the pressure and flow control, wellhead and pipeline reporting units, respectively. At December 31, 2008 the estimated fair value of the wellhead and pipeline reporting units exceeded the recorded net book value of these reporting units by 6% and 23%, respectively. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.
     The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Balance, December 31, 2006	$70,569
Acquisition of EEC	30,582
Acquisition of HP&T	10,174
Adjustments	924

Balance, December 31, 2007	$112,249
Impairment of goodwill	(23,500)
Acquisition of Pinnacle	758
Adjustments	(1,578)

Balance, December 31, 2008	$87,929

     During 2008, the Company decreased goodwill by $24.3 million. This decrease was primarily related to goodwill impairment of $23.5 million, a $1.6 million decrease in goodwill as a result of foreign currency translation adjustments and a $0.3 million decrease related to a tax adjustment. These decreases were partially offset by increases of $0.8 million and $0.3 million related to the acquisitions of Pinnacle and EEC, respectively. During 2007, the Company increased goodwill by $41.7 million. This increase was primarily related to $30.6 million and $10.2 million of goodwill recorded as part of the EEC and HP&T acquisitions, respectively. The Company also recognized a $0.9 million increase in goodwill as a result of foreign currency translation adjustments, partially offset by a tax adjustment.
5. OTHER INTANGIBLE ASSETS:
     Other intangible assets include non-compete agreements, customer lists, patents and technology and other similar items, as described below (in thousands):

	December 31,	December 31,
	2008	2007
Covenants not to compete	$5,226	$5,464
Customer lists	12,588	11,285
Patents and technology	22,538	22,281
Other intangible assets	1,223	1,239

	41,575	40,269
Less: Accumulated amortization	(8,098)	(5,204)

	$33,477	$35,065

     During 2008, the Company allocated value to the intangible assets acquired in the Pinnacle acquisition. The Company allocated $1,486,500 to customer lists, to be amortized over a period of 15 years.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, which range from one to five years. Accumulated amortization was $4,041,000 and $3,828,000 at December 31, 2008 and 2007, respectively. Amortization expense of $402,000, $311,000, and $303,000, for the years ended December 31, 2008, 2007 and 2006, respectively, is recorded as operating expense in the Consolidated Statements of Operations.
     Customer lists were acquired as part of the acquisitions of Oilco, KC Machine, EEC and Pinnacle and were recorded based upon their fair market value at the acquisition dates. Customer lists are amortized on a straight-line basis over periods ranging from five to twenty years. Accumulated amortization was $1,524,000 and $835,000 at December 31, 2008 and 2007, respectively. Amortization expense of $809,000, $335,000 and $222,000 for the years ended December 31, 2008, 2007 and 2006, respectively, is recorded as operating expense in the Consolidated Statements of Operations.
     Patents and technology primarily consist of those that were acquired as part of the acquisition of HP&T and were recorded based upon their fair market value at the acquisition date. These patents and technology are amortized on a straight-line basis over fifteen years. Accumulated amortization was $1,759,000 and $281,000 at December 31, 2008 and 2007, respectively. Amortization expense of $1,478,000 and $263,000 for the years ended December 31, 2008 and 2007, is recorded as operating expense in the Consolidated Statements of Operations and was not significant for the year ended 2006.
     The following table summarizes estimated aggregate amortization expense for other intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Year ending December 31 –
2009	2,608
2010	2,231
2011	2,129
2012	2,111
2013	2,111
     Excluded from the above amortization expense is $1.2 million of covenants not to compete and patents for which the amortization period has not yet begun.
6. ACCRUED LIABILITIES:
     Accrued liabilities consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007
Accrued payroll and related benefits	$5,005	$4,363
Accrued medical costs	826	534
Accrued taxes	3,106	1,796
Customer deposits/unearned revenue	4,928	2,952

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2008	2007
Accrued legal	1,874	1,848
Accrued acquisition costs	515	1,183
Other accrued liabilities	3,020	2,480

	$19,274	$15,156

7. LONG-TERM DEBT:
     Long-term debt from financial institutions consists of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007
Wells Fargo revolver	$18,000	$58,000
Wells Fargo swing line	750	3,415
Other Note Payables	8	82

Total	18,758	61,497
Less — Current maturities of long-term debt	(5)	(74)

Long-term debt	$18,753	$61,423

     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. As of December 31, 2008, the Company had $18.8 million borrowed under the senior credit facility. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million, respectively. The Company expects to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. The Company has the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of its senior credit facility, whereas any borrowings under the swing line portion of the senior credit facility are made using prime. At December 31, 2008, the swing line portion of the Company’s senior credit facility bore interest at 3.3%, with interest payable quarterly, and the revolver portion of its senior credit facility bore interest at a weighted average rate of 2.5%, with interest payable monthly. The senior credit facility’s effective interest rate, including amortization of deferred loan costs, was 5.9% during 2008. The effective interest rate, excluding amortization of deferred loan costs, was 5.3% during 2008. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits the Company’s ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of the Company’s net worth at any time. The senior credit facility provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA, or $45.7 million as of December 31, 2008. As of December 31, 2008, the Company in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 25.3 to 1.0, a leverage ratio of 0.32 to 1.0, and year-to-date capital expenditures of $11.3 million. The senior credit facility is collateralized by substantially all of the Company’s assets.
     The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. The applicable interest rate is governed by the Company’s leverage ratio and also ranges from the Base Rate to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. T-3 Oilco Energy Services Partnership, the Company’s Canadian subsidiary, may use the proceeds from any advances made pursuant to the revolving credit facility for general corporate and working capital purposes in the ordinary course of business or to fund Canadian acquisitions. The revolving credit facility is guaranteed by the Company and all of its material subsidiaries, and is collateralized by a first lien on substantially all of the assets

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of T-3 Oilco Energy Services Partnership. As of December 31, 2008, there was no outstanding balance on the Canadian revolving credit facility.
     The aggregate maturities of long-term debt during the five years subsequent to December 31, 2008, are as follows (dollars in thousands):

Year ending December 31 —
2009	$5
2010	3
2011	—
2012	18,750
2013	—
Thereafter	—

$18,758

8. EARNINGS PER SHARE:
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2008, 2007 and 2006, as follows (in thousands except per share data):

	2008	2007	2006
Numerator:
Income from continuing operations	$13,045	$26,507	$18,415
Loss from discontinued operations	(48)	(1,257)	(323)

Net income	$12,997	$25,250	$18,092

Denominator:
Weighted average common shares outstanding — basic	12,457	11,726	10,613
Shares for dilutive stock options, restricted stock and warrants	355	388	321

Weighted average common shares outstanding — diluted	12,812	12,114	10,934

Basic earnings (loss) per common share:
Continuing operations	$1.05	$2.26	$1.74
Discontinued operations	—	(0.11)	(0.03)

Net income per common share	$1.05	$2.15	$1.71

Diluted earnings (loss) per common share:
Continuing operations	$1.02	$2.19	$1.68
Discontinued operations	—	(0.11)	(0.03)

Net income per common share	$1.02	$2.08	$1.65

     For 2008, 2007 and 2006, there were 492,128, 208,000, and 5,325, options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2008, there were 5,027 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, there were 25,000 shares of unvested restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period did not exceed the target market price.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. INCOME TAXES:
     The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2008	2007	2006
Federal —
Current	$16,449	$14,163	$7,546
Deferred	(2,836)	(229)	1,184

State —
Current	782	808	1,067
Deferred	7	10	100

Foreign —
Current	43	648	73
Deferred	(71)	(513)	187

Provision for income taxes from continuing operations	$14,374	$14,887	$10,157

Benefit for income taxes from discontinued operations	$(19)	$(673)	$(233)

     A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

	2008	2007	2006
Income tax expense at the statutory federal rate	$9,597	$14,488	$10,000
Increase (decrease) resulting from –
Goodwill impairment	5,250	—	—
Nondeductible expenses	397	765	177
State income taxes, net of federal benefit	786	532	719
Change in valuation allowance	138	—	(133)
Section 199 deduction	(624)	(531)	(155)
ETI deduction	(713)	—	—
R&D credit	(514)	(155)	—
Other tax credits	(241)	(126)	(36)
Other	298	(86)	(415)

	$14,374	$14,887	$10,157

     Income tax expense for the year ended December 31, 2008 was $14.4 million as compared to $14.9 million in the year ended December 31, 2007. The decrease was due to a decrease in income before taxes, primarily related to goodwill impairment recognized for the Company’s pressure and flow control reporting unit for the year ended December 31, 2008. See Note 4 for further discussion of the Company’s goodwill impairment. The Company’s effective tax rate was 52.4% in the year ended December 31, 2008 compared to 36.0% in the year ended December 31, 2007. The higher rate in 2008 resulted primarily from approximately $15.0 million of the $23.5 million goodwill impairment not being deductible for tax purposes, partially offset by higher deductions for certain expenses related to production activities and the utilization, during 2008, of R&D tax credits and extraterritorial income exclusion tax deductions available for years prior to 2007. In March and June 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.0 million. In addition, the 2007 effective tax rate included approximately $0.6 million of income tax expense related to certain compensation expenses that were non-deductible under Section 162(m) of the Internal Revenue Code, whereas the 2008 effective tax rate included approximately $0.1 million of income tax expense for such

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
non-deductible compensation. These decreases were partially offset by additional income tax expense due to a $0.3 million increase in the Company’s liability for unrecognized tax benefits, and an increase in income tax expense of approximately $0.1 million related to a portion of the change in the Company’s valuation allowance.
     Income tax expense for the year ended December 31, 2007 was $14.9 million as compared to $10.2 million in the year ended December 31, 2006. The increase was primarily due to an increase in income before taxes. The Company’s effective tax rate was 36.0% in the year ended December 31, 2007 compared to 35.5% in the year ended December 31, 2006. The higher rate in the 2007 period resulted primarily from certain compensation expenses being non-deductible under Section 162(m), partially offset by higher deductions for certain expenses related to production activities and the increased availability of foreign and R&D tax credits during 2007.
     The components of deferred taxes as of December 31 are as follows (dollars in thousands):

	2008	2007
Deferred income tax assets –
Net operating loss carryforwards	$4,111	$4,303
Accrued expenses	1,474	1,478
Inventories	1,920	1,382
Intangible Assets	3,623	88
Allowance for doubtful accounts	244	101
Stock-based compensation	2,232	1,238
Other	479	74
	14,083	8,664
Valuation allowance	(3,451)	(3,643)

Total deferred income tax assets	10,632	5,021

Deferred income tax liabilities –
Property and equipment	(4,756)	(3,115)
Intangible assets	(9,632)	(8,706)
Prepaid expenses	(741)	(845)
Other	(398)	(187)

Total deferred income tax liabilities	(15,527)	(12,853)

Net deferred income tax asset (liability)	$(4,895)	$(7,832)

     The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2008, the Company had net operating loss (“NOL”) carryforwards of approximately $11.1 million for federal income tax purposes that expire beginning in 2019 and are subject to annual limitations under Section 382 of the Internal Revenue Code. At December 31, 2008, the Company had NOL carryforwards of approximately $1.9 million for state income tax purposes that expire from 2009 through 2010. At December 31, 2008, the Company had NOL carryforwards of approximately $0.5 million for foreign income tax purposes that do not expire. In 2008 and 2007, the Company recorded reductions of $330,000 to its net operating loss carryforwards as a result of federal NOLs of $330,000 that can be used in 2008 and 2007. In connection with the utilization of the federal NOLs in 2008 and 2007, the Company recorded $330,000 of reductions to its valuation allowance against goodwill as it was originally established through purchase accounting. Additionally, in 2008 the Company recorded a reduction of $11,000 to its net operating loss carryforwards and valuation allowance as a result of state NOLs of $11,000 that can be used in 2008. These 2008 decreases were partially offset by a $149,000 increase in the NOL carryforwards and valuation allowance related to net operating losses for certain foreign operations.
     The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties,

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year. The Company has provided additional taxes for the anticipated repatriation of earnings of certain foreign subsidiaries and equity investments where management has determined that the foreign subsidiaries and equity investments earnings are not indefinitely reinvested. For foreign subsidiaries and equity investments whose earnings are deemed to be indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. The Company’s income from continuing operations before provision for income taxes is comprised of $30.0 million domestic income and $(2.6) million foreign loss for the year ended December 31, 2008.
     At December 31, 2008, the Company had $30.6 million in goodwill, net of accumulated amortization that will be tax deductible in future periods.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1.0 million. The changes in unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows (dollars in thousands):

Balance at January 1, 2007	$966
Additions based on tax positions during the year	98
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(205)
Settlements with taxing authorities	—

Balance at December 31, 2007	$859

Additions based on tax positions during the year	544
Additions for tax positions of prior years	164
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(347)
Settlements with taxing authorities	—

Balance at December 31, 2008	$1,220

     Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, are $0.9 million and $0.6 million, respectively, of tax positions that, if recognized in future periods, would impact the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has accrued $0.4 million and $0.3 million as of December 31, 2008 and December 31, 2007, respectively, for the potential payment of interest and penalties. During the year ended December 31, 2008 and December 31, 2007, the Company recognized $0.1 million and $0.1 million, respectively, in potential interest and penalties associated with uncertain tax positions.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 and is no longer subject to state and local income tax examinations by tax authorities for years before 2004. All years for foreign jurisdictions are subject to tax examinations by tax authorities. The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months due to the expiration of statute of limitations.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Section 162(m) of the Internal Revenue Code denies the Company a tax deduction for annual compensation in excess of $1 million paid to its Chief Executive Officer, unless the compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by the Company’s stockholders. Based on this authority, the Company’s ability to deduct compensation expense generated in connection with the exercise of options granted under its stock incentive plan should not be limited by Section 162(m). The Company’s stock incentive plan has been designed to provide flexibility with respect to whether restricted stock awards will qualify as performance-based compensation under Section 162(m) and, therefore, be exempt from the deduction limit. If the forfeiture restrictions relating to a restricted stock award are based solely upon the satisfaction of one of the performance criteria set forth in the stock incentive plan, then the compensation expense relating to the award should be deductible by the Company if the restricted stock award becomes vested. However, compensation expense deductions relating to a restricted stock award will be subject to the Section 162(m) deduction limitation if the award becomes vested based upon any other criteria set forth in the award (such as vesting based upon continued employment with the Company or upon a change of control). A portion of the restricted stock awards granted to the Company’s Chief Executive Officer in 2006, which were subject to vesting based on continued employment with the Company, and which have since become fully vested pursuant to a change of control provision in the Chief Executive Officer’s then existing employment agreement, are subject to the Section 162(m) deduction limitation. In addition, the portion of total salary and bonus compensation that exceeds one million dollars for the Company’s Chief Executive Officer does not so qualify and is subject to the limitation on deductibility under Section 162(m). As a result, the $2.5 million change of control compensation charge recorded by the Company during the year ended December 31, 2007, was not fully deductible, and the $0.3 million compensation expense related to the 2008 vesting of 10,000 shares of restricted stock awards granted to the Company’s Chief Executive Officer in 2007, will not be deductible for the year ended December 31, 2008.
10. RELATED-PARTY TRANSACTIONS:
     The Company has transactions in the ordinary course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.
     The Company leases certain buildings under noncancelable operating leases from employees of the Company. Lease commitments under these leases are approximately $0.9 million for 2009 through 2012. Rent expense to related parties was $0.4 million, $0.1 million, and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Company sells pressure control products to and performs services for an unconsolidated affiliate in Mexico, which is a joint venture between the Company and SYMMSA. The total amount of these sales was approximately $0.4 million and $2.1 million for the year ended December 31, 2008 and 2007, respectively, and the total accounts receivable due from the Mexico joint venture was approximately $50,000 and $0.7 million at December 31, 2008 and 2007, respectively.
11. COMMITMENTS AND CONTINGENCIES:
Lease Commitments
     The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2008, 2007 and 2006 were $2,689,000, $2,130,000

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and $1,929,000, respectively. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income, are as follows (dollars in thousands):

Year ending December 31 –
2009	$2,064
2010	1,450
2011	706
2012	368
2013	86
Thereafter	6

Total minimum lease payments	$4,680
Less: minimum sublease income	—

Net minimum lease payments	$4,680

Contingencies
     The Company is, from time to time, involved in various legal actions arising in the ordinary course of business.
     In December 2001, a lawsuit was filed against the Company in the 14th Judicial District Court of Calcasieu Parish, Louisiana as Aspect Energy LLC v. United Wellhead Services, Inc. The lawsuit alleges that certain equipment purchased from and installed by a wholly owned subsidiary of the Company was defective in assembly and installation. The plaintiffs have alleged certain damages in excess of $10 million related to repairs and activities associated with the product failure, loss of production and damage to the reservoir. The Company tendered the defense of this claim under its comprehensive general liability insurance policy and its umbrella policy. During the fourth quarter of 2008, the plaintiffs reached a settlement with the Company’s insurance carrier that was fully covered by the Company’s insurance policies.
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiffs claimed that the bolts failed and they had to replace all bolts at a cost of approximately $3 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007.
      The Company has also agreed, as part of the sale of a business in 2001, to indemnify the buyers for certain specified environmental cleanup and monitoring activities associated with a former manufacturing site. Through December 31, 2008, the Company has reimbursed the buyers for an immaterial amount of monitoring expenses in connection with this indemnification agreement. The environmental monitoring activities, for which the Company may bear partial liability, are anticipated to continue at least through the year 2024. The Company and the buyers have engaged a licensed engineer to conduct a post-closure corrective action subsurface investigation on the property. The purpose of the work is to fulfill the requirements of a Connecticut DEP investigation and the Connecticut Remediation Standard Regulations for developing an approach for site closure. Phase I and II investigations have been completed, and a Phase III site investigation is currently ongoing and is expected to be finalized during 2009. The Company is presently unable to estimate the amount, if any of future costs that may be payable in connection with this indemnification agreement.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. T-3 has been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and Illinois state law. Management believes that the Company’s involvement at this site was minimal. While no agency-approved final allocation of the Company’s liability has been made with respect to the Lake Calumet Cluster site, based upon the Company’s involvement with this site, management does not expect that its ultimate share of remediation costs will have a material impact on its financial position, results of operations or cash flows.
     At December 31, 2008, the Company had no significant letters of credit outstanding.
12. STOCKHOLDERS’ EQUITY:
     On April 23, 2007, the Company closed an underwritten offering among the Company, First Reserve Fund VIII (at the time the Company’s largest stockholder) and Bear, Stearns & Co. Inc., Simmons & Company

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common Stock
     The Company issued 227,117 shares of common stock during the year ended December 31, 2008 primarily as a result of 205,456 stock options exercised by employees under the Company’s 2002 Stock Incentive Plan. The increase is also a result of 2,981 shares issued as a result of the exercise of warrants, the granting of 10,000 shares of restricted stock to James M. Mitchell, the Company’s Senior Vice President and Chief Financial Officer, and the granting of 8,680 shares of restricted stock to certain members of the Company’s Board of Directors.
Warrants
     During the year ended December 31, 2008, a total of 2,981 warrants were exercised. The following table sets forth the 10,157 outstanding warrants to acquire 10,157 shares of common stock as of December 31, 2008:

Number of
common shares
Warrants to acquire common stock at $12.80 per share issued by IHI to the former T-3 stockholders in connection with the merger with IHI, currently exercisable, expiring on December 17, 2011	10,157
     In connection with the merger with IHI, the Company valued the warrants using a Black-Scholes option-pricing model.
Additional Paid-In Capital
     During the year ended December 31, 2008, additional paid-in capital increased as a result of the warrant exercises described above, employee stock-based compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised and vesting of restricted stock.
13. EMPLOYEE BENEFIT PLANS:
Industrial Holdings, Inc. Stock Option Plans
     IHI maintained an incentive stock plan and a non-employee director plan under which it granted incentive or

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
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
T-3 Energy Services, Inc. 2002 Stock Incentive Plan
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the Plan), provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of December 31, 2008, the Company had 1,352,292 shares reserved for issuance in connection with the Plan. Outstanding stock options as of December 31, 2008 were 1,345,708 shares.
     Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB 25 and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost is recognized for all awards granted or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not been rendered. The Company recognized $5,529,000, $3,223,000 and $1,893,000 of employee stock-based compensation expense related to stock options and restricted stock during the years ended December 31, 2008, 2007 and 2006, respectively. The stock-based compensation expense for the year ended December 31, 2007, includes a charge of $922,000 related to the immediate vesting of 66,667 unvested stock options and 75,000 unvested shares of restricted stock held by Mr. Halas pursuant to the terms of his then existing employment agreement as described in Note 12. The related income tax benefit recognized during the years ended December 31, 2008, 2007 and 2006 was $1,815,000, $917,000 and $663,000, respectively.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions during the years ended December 31, 2008, 2007 and 2006, respectively: risk-free interest rate of 2.28%, 4.50% and 4.42%, expected volatility of 50.00%, 40.00% and 52.79%, expected life of 4.7 years, 5 years and 4 years and no expected dividends. Expected volatility is estimated based on historical volatility of the Company’s stock and expected volatilities of comparable companies. The expected term is based on historical employee exercises of options during 2007 and 2006 and external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant.
     A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(In Thousands)
Outstanding at January 1, 2008	1,131,766	$20.27
Granted	436,500	43.11
Exercised	(205,456)	15.63
Forfeited	(17,102)	46.33

Outstanding at December 31, 2008	1,345,708	$28.06	7.87	$551

Vested or expected to vest at December 31, 2008	1,276,860	$27.84	7.84	$551

Exercisable at December 31, 2008	451,581	$15.18	6.27	$551

     The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $19.13, $12.15 and $5.58, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $6,193,000, $6,643,000 and $1,024,000, respectively.
     As of December 31, 2008, total unrecognized compensation costs related to nonvested stock options was $9.2 million. This cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of stock options vested was $7.0 million, $1.8 million and $0.3 million respectively, during the years ended December 31, 2008, 2007 and 2006.
     On September 14, 2007, the Company and Gus D. Halas entered into an Employment Agreement (“the Agreement”) which provides for a Stock Option Agreement (the “Stock Option Agreement”) that granted stock options to purchase 30,000 shares of the Company’s common stock at a strike price of $34.17 per share. These options shall vest in 1/3rd increments over three years, provided that Mr. Halas remains employed with the Company through these vesting dates. The Agreement also provided for two additional stock option awards of 30,000 shares each to be granted on September 14, 2008 and September 14, 2009. On September 27, 2008, stock options to purchase 30,000 shares of the Company’s common stock at a strike price of $40.16 per share were granted pursuant to the Agreement. These options shall vest in 1/3rd increments over three years from their grant date, provided that Mr. Halas remains employed with the Company through these vesting dates.
Restricted Stock Awards
     The Employment Agreement previously described also provided for a Restricted Stock Award Agreement (the “Stock Agreement”) that granted 10,000 shares of the Company’s restricted common stock to Gus D. Halas. Pursuant to the Stock Agreement, these shares vested on September 14, 2008. The fair value of these shares of restricted stock was determined based on the closing price of the Company’s stock on September 14, 2007. The Agreement also provides, subject to availability and Compensation Committee approval, for two additional restricted stock awards of 10,000 shares each to be granted on September 14, 2008 and September 14, 2009. The additional restricted stock awards shall vest on the first anniversary of their respective grant dates, provided that Mr. Halas remains employed with the Company through these vesting dates. The Company has not yet entered into a Restricted Stock Award Agreement with Mr. Halas to grant the 10,000 shares of restricted stock that were due to be granted on September 14, 2008 due to the limited availability of shares for issuance in connection with the Plan.
     On December 10, 2008, the Compensation Committee of the Company’s Board of Directors approved the First Amendment (the “Amendment”) to the Employment Agreement entered into between the Company and Gus D. Halas on September 14, 2007. The Amendment states that the Company intends to grant to Mr. Halas 10,000 shares of restricted stock at such time as the shares necessary for such grant become available under the Plan. Furthermore, if the restricted stock has not been granted prior to the earlier of (a) September 14, 2009, (b) a Change of Control, as defined in Section 8 of the Agreement, or (c) Mr. Halas’ termination of employment for

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasons meeting the criteria set forth in Section 9 of the Agreement, then the Company will pay to Mr. Halas an amount in cash equal to 10,000 multiplied by the closing share price of the Company’s stock on the business day on which the earliest of criteria (a), (b) or (c) discussed above is met, as applicable. In accordance with SFAS No. 123R, the Company remeasures this share-based awards at fair value at each reporting period and the pro-rata vested portion of the award is recognized as a liability.
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
     On April 27, 2006, the Company and Gus D. Halas entered into two Restricted Stock Award Agreements (the “Stock Agreements”). The Stock Agreements each granted Mr. Halas 50,000 shares of the Company’s restricted common stock, or a total of 100,000 shares, effective January 12, 2006. Of these 100,000 shares granted, 25,000 shares vested on January 12, 2007. As described in Note 12, the sale of the Company’s common stock by First Reserve Fund VIII in November 2006 coupled with its sale of common stock in the offering constituted a “change of control” pursuant to the terms of the Company’s employment agreement with Mr. Halas. This “change of control” resulted in the immediate vesting of the remaining 75,000 unvested shares of restricted stock during April 2007.
     A summary of the status of the Company’s restricted stock awards as of December 31, 2008 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Non-Vested at January 1, 2008	12,438	$37.10
Granted	18,680	65.79
Vested	(12,438)	37.10
Forfeited	—	—

Non-Vested at December 31, 2008	18,680	$65.79

     The weighted average grant date fair value of shares of restricted stock granted during the years ended December 31, 2008, 2007 and 2006 was $65.79, $32.00 and $17.60, respectively.
     As of December 31, 2008, there was $0.8 million of total unrecognized compensation cost related to the Company’s restricted stock and that cost is expected to be recognized over a weighted average period of 1.4 years. The two additional restricted stock awards of 10,000 shares each that were to be granted on September 14, 2008 and September 14, 2009 to Mr. Halas are not included in the above schedule since they are not considered granted for SFAS 123R purposes. As noted above, the Company has not yet granted the 10,000

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares of restricted stock that were due to be granted to Mr. Halas on September 14, 2008 due to the limited availability of shares for issuance in connection with the Plan.
Defined Contribution Plans
     The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees’ salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $597,000, $479,000, and $431,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
14. SEGMENT INFORMATION:
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.
     Management evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment, pressure control, as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The pressure control segment manufactures, remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coating to customers’ products used primarily in the oil and gas industry. No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2008.
     The accounting policies of the segment are the same as those of the Company as described in Note 1. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States, Canada and India.
Business Segments

	Pressure
	Control	Corporate	Consolidated
		(in thousands)
2008
Revenues	$285,329	$—	$285,329
Depreciation and amortization	7,230	1,119	8,349
Income (loss) from operations	52,238	(23,178)	29,060
Total assets	247,058	40,054	287,112
Capital expenditures	7,664	3,636	11,300
2007
Revenues	$217,434	$—	$217,434
Depreciation and amortization	3,674	1,297	4,971
Income (loss) from operations	55,792	(15,031)	40,761
Total assets	273,578	26,984	300,562
Capital expenditures	6,100	945	7,045
2006
Revenues	$163,145	$—	$163,145
Depreciation and amortization	2,443	1,077	3,520
Income (loss) from operations	40,163	(11,409)	28,754
Total assets	146,913	15,730	162,643
Capital expenditures	8,039	1,016	9,055

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Segments

	(in thousands)
	Revenues			Long-Lived Assets
	2008	2007	2006	2008	2007	2006
United States	$270,967	$199,985	$142,034	$160,912	$176,952	$88,235
Canada	14,362	17,449	21,111	6,277	10,435	9,483
India	—	—	—	288	—	—

	$285,329	$217,434	$163,145	$167,477	$187,387	$97,718
     The Company’s Indian operations reflect no revenue for their initial year of 2008, as all sales are intercompany and thus eliminate in consolidation.
15. QUARTERLY FINANCIAL DATA (UNAUDITED):
     Summarized quarterly financial data for 2008 and 2007 is as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2008
Revenues	$69,170	$67,690	$69,838	$78,631
Gross profit	27,171	27,080	26,298	30,329
Income (loss) from operations	14,422	11,299	10,602	(7,263)
Income (loss) from continuing operations	9,513	7,516	4,706	(8,690)
Loss from discontinued operations	(2)	(9)	(9)	(28)
Net income (loss)	9,511	7,507	4,697	(8,718)
Basic earnings (loss) per common share:
Continuing operations	.77	.60	.38	(.69)
Discontinued operations	—	—	—	—
Net income (loss)	.77	.60	.38	(.69)
Diluted earnings (loss) per common share:
Continuing operations	.75	.58	.37	(.69)
Discontinued operations	—	—	—	—
Net income (loss)	.75	.58	.37	(.69)

2007
Revenues	$47,900	$51,933	$53,230	$64,371
Gross profit	17,351	19,888	19,367	23,372
Income from operations	8,863	7,935	10,578	13,385
Income from continuing operations	5,499	5,313	7,221	8,474
Loss from discontinued operations	—	(1,075)	(92)	(90)
Net income	5,499	4,238	7,129	8,384
Basic earnings (loss) per common share:
Continuing operations	.51	.45	.59	.69
Discontinued operations	—	(.09)	—	(.01)
Net income (loss)	.51	.36	.59	.68
Diluted earnings (loss) per common share:
Continuing operations	.51	.44	.58	.67
Discontinued operations	—	(.09)	(.01)	(.01)
Net income (loss)	.51	.35	.57	.66
     The results of operations for the quarter ended December 31, 2008 reflect the goodwill impairment charge of $20.5 million (net of taxes of $3.0 million), or $1.62 per diluted share. See Note 4 for a further discussion of the goodwill impairment charge. Also, during the quarter ended December 31, 2008, the Company recorded a tax benefit of $0.9 million as a result of the deductibility of $2.6 million of strategic alternative costs, of which $2.2 million was recorded in the quarter ended September 30, 2008 and $0.4 million was recorded in the quarter ended June 30, 2008. Prior to the fourth quarter, these strategic alternative costs were deemed to be non-deductible. The results of operations for the quarter ended September 30, 2008 include strategic alternative costs of approximately $2.3 million (net of taxes of ($0.1) million), or $0.18 per diluted share. Additionally, the results of operations for the quarter ended June 30, 2008 include strategic alternative costs of approximately $1.6 million (net of taxes of $0.9 million), or $0.12 per diluted share. The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as each quarterly computation is based upon the weighted average number of common shares outstanding during that period.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taxes of $0.9 million), or $0.12 per diluted share. The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as each quarterly computation is based upon the weighted average number of common shares outstanding during that period.

INDEX TO EXHIBITS

Exhibit
Number		Identification of Exhibit
2.1	—	Agreement and Plan of Merger dated May 7, 2001, as amended, among Industrial Holdings, Inc., T-3 Energy Services, Inc. and First Reserve Fund VIII, Limited Partnership (incorporated herein by reference to Annex I to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

2.2	—	Plan and Agreement of Merger dated December 17, 2001, between T-3 Energy Services, Inc. (“the Company”) and T-3 Combination Corp (incorporated herein by referenced to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.6	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007)

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

4.2	—	Form of warrant to purchase 327,862 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).

10.1+	—	Employment Agreement by and between Gus D. Halas and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2007).

10.2+	—	Employment Agreement of Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s 2001 Annual Report on Form 10-K).

10.3+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2006).

10.4+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2006).

EX-1

Exhibit
Number		Identification of Exhibit
10.5+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Michael T. Mino (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.6+	—	Non-Statutory Stock Option Agreement dated January 12, 2006, between T-3 Energy Services, Inc. and Keith A. Klopfenstein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.7+	—	Form of Employee Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.8+	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 18, 2006).

10.9+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.10+	—	Restricted Stock Award Agreement between T-3 Energy Services, Inc. and Gus D. Halas (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 3, 2006).

10.11	—	Company Purchase Agreement for KC Machine, LLC by and among Kelly Niswender, Carol Niswender and T-3 Rocky Mountain Holdings, Inc. dated as of January 12, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s 2005 Annual Report on Form 10-K).

10.12	—	Stock Purchase Agreement by and Among T-3 Energy Services, Inc., Energy Equipment Corporation, Energy Equipment Group, Inc. and the Stockholders of Energy Equipment Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.13	—	Stock Purchase Agreement by and among T-3 Energy Services, Inc., HP&T Products, Inc., Federal International (2000) Ltd, George Anderson, Vijay Chatufale and Joe Gruba (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.14+	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.15+	—	Restricted Stock Award Agreement of Gus D. Halas (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.16	—	Second Amended and Restated Credit Agreement dated as of October 26, 2007, among T-3 Energy Services, Inc. as U.S. Borrower, T-3 Energy Services (formerly known as T-3 Oilco Energy Services Partnership) as Canadian Borrower, Wells Fargo Bank, National Association as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, and as Lead Arranger, Comerica Bank as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).

10.17+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2008).

10.18+		Restricted Stock Award Agreement of James M. Mitchell (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2008).

EX-2

Exhibit
Number		Identification of Exhibit
10.19+	—	Employment Agreement by and between Keith A. Klopfenstein and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2008).

10.20+	—	First Amendment to Employment Agreement by and between Gus D. Halas and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2008).

14.1	—	Senior Executive Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s 2003 Annual Report on Form 10-K).

21.1*	—	Subsidiaries of the Company.

23.1*	—	Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries.

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

EX-3