Form 10-Q
period 2009-03-31
T-3 ENERGY SERVICES INC
filed 2009-05-01
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________to ____________
Commission File Number: 000-19580
T-3 ENERGY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0697390
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

7135 Ardmore, Houston, Texas	77054
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s telephone number, including area code): (713) 996-4110
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At April 29, 2009 the registrant had 12,567,458 shares of common stock outstanding.

FORM 10-Q
PART I

i

1. Financial Statements
T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,352	$838
Accounts receivable — trade, net	46,705	47,822
Inventories	62,284	58,422
Deferred income taxes	6,245	5,131
Prepaids and other current assets	4,273	4,585

Total current assets	120,859	116,798

Property and equipment, net	49,280	46,071
Goodwill, net	87,784	87,929
Other intangible assets, net	34,174	33,477
Other assets	2,780	2,837

Total assets	$294,877	$287,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$20,693	$26,331
Accrued expenses and other	21,454	19,274
Current maturities of long-term debt	57	5

Total current liabilities	42,204	45,610

Long-term debt, less current maturities	23,983	18,753
Other long-term liabilities	1,690	1,628
Deferred income taxes	10,411	10,026

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,547,458 shares issued and outstanding at March 31, 2009 and December 31, 2008	13	13
Warrants, 10,157 issued and outstanding at March 31, 2009 and December 31, 2008	20	20
Additional paid-in capital	173,065	171,042
Retained earnings	43,856	40,036
Accumulated other comprehensive loss	(365)	(16)

Total stockholders’ equity	216,589	211,095

Total liabilities and stockholders’ equity	$294,877	$287,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Products	$53,341	$58,027
Services	9,445	11,143

	62,786	69,170

Cost of revenues:
Products	33,181	35,104
Services	5,579	6,895

	38,760	41,999

Gross profit	24,026	27,171

Selling, general and administrative expenses	18,078	12,749

Income from operations	5,948	14,422

Interest expense	(250)	(892)

Interest income	—	39

Other income (expense), net	219	140

Income from continuing operations before provision for income taxes	5,917	13,709

Provision for income taxes	2,097	4,196

Income from continuing operations	3,820	9,513

Loss from discontinued operations, net of tax	—	(2)

Net income	$3,820	$9,511

Basic earnings per common share:
Continuing operations	$.30	$.77
Discontinued operations	—	—

Net income per common share	$.30	$.77

Diluted earnings per common share:
Continuing operations	$.30	$.75
Discontinued operations	—	—

Net income per common share	$.30	$.75

Weighted average common shares outstanding:
Basic	12,529	12,330

Diluted	12,605	12,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,820	$9,511
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	2
Bad debt expense	284	32
Depreciation and amortization	2,036	2,185
Amortization of deferred loan costs	57	55
Gain on sale of assets	(6)	—
Write-off of property and equipment, net	13	6
Deferred taxes	(723)	45
Employee stock-based compensation expense	2,019	1,013
Excess tax benefits from stock-based compensation	—	(1,013)
Equity in earnings of unconsolidated affiliate	(194)	(108)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	3,064	(1,328)
Inventories	(1,298)	(433)
Prepaids and other current assets	310	4,777
Other assets	158	12
Accounts payable — trade	(6,503)	(721)
Accrued expenses and other	2,115	(1,252)

Net cash provided by operating activities	5,152	12,783

Cash flows from investing activities:
Purchases of property and equipment	(1,546)	(3,378)
Proceeds from sales of property and equipment	6	—
Cash paid for acquisitions, net of cash acquired	(8,194)	(2,318)

Net cash used in investing activities	(9,734)	(5,696)

Cash flows from financing activities:
Net borrowings (repayments) under swing line credit facility	1,114	(3,216)
Borrowings on revolving credit facility	17,000	—
Repayments on revolving credit facility	(13,000)	(8,000)
Payments on long-term debt	—	(91)
Debt financing costs	—	(20)
Proceeds from exercise of stock options	—	2,096
Proceeds from exercise of warrants	—	38
Excess tax benefits from stock-based compensation	—	1,013

Net cash provided by (used in) financing activities	5,114	(8,180)

Effect of exchange rate changes on cash and cash equivalents	(18)	7

Net increase (decrease) in cash and cash equivalents	514	(1,086)
Cash and cash equivalents, beginning of period	838	9,522

Cash and cash equivalents, end of period	$1,352	$8,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Net income	$3,820	$9,511

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(349)	(604)

Comprehensive income	$3,471	$8,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its wholly owned subsidiaries (collectively, “T-3” or the “Company”). The Company’s 50% investment in its unconsolidated Mexico affiliate is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Goodwill and Other Long-Lived Assets
     In accordance with Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests for the impairment of goodwill on at least an annual basis. As further discussed in Note 11, the Company’s 2009 annual test of impairment of goodwill is scheduled to be performed as of October 1.
     In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company tests for the impairment of other long-lived assets upon the occurrence of a triggering event.
     The Company recognized $23.5 million of goodwill impairment for its pressure and flow control reporting unit for the year ended December 31, 2008. During the first quarter of 2009, the Company has assessed the following indicators of impairment, noting there were no triggering events that would require an interim goodwill impairment test:
•	further, and sustained, deterioration in global economic conditions;

•	changes in the Company’s outlook for future profits and cash flows;

•	further reductions in the market price of the Company’s common stock;

•	increased costs of capital; and/or

•	reductions in valuations of other public companies within the Company’s industry or valuations observed in acquisition transactions within the Company’s industry.
     Additionally, the Company has assessed the current market conditions and has concluded, at the present time, that a triggering event under SFAS 144 that requires an impairment analysis of long-lived assets has not occurred. The Company will continue to monitor for events or conditions that could change this assessment.

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
     In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The Company adopted the provisions of SFAS No. 141R on January 1, 2009. Due to the adoption of SFAS No. 141R during the first quarter of 2009, the Company expensed approximately $125,000 of transaction costs that, prior to the adoption of SFAS No. 141R, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable. Management does not expect the provisions of SFAS No. 141R regarding the income statement recognition of changes to valuation allowances and tax uncertainties established before the adoption of SFAS No. 141R to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On March 4, 2009, the Company purchased the assets of the surface wellhead business of Azura Energy Systems Surface, Inc. (“Azura”) for $8.1 million in cash (subject to a customary working capital adjustment) plus the assumption of accounts payable and other liabilities. This business, when consolidated with the Company’s current wellhead business, will provide additional geographic locations in key markets and allow consolidation of several facilities where both the Company and Azura are presently located. The purchase of the assets was funded from the Company’s working capital and the use of its senior credit facility.
     On May 29, 2008, the Company exercised its option to purchase certain fixed assets and inventory of HP&T Products, Inc. in India (“HP&T”) at their estimated fair value of $0.4 million. During the first quarter of 2009, the Company made a further payment of $0.1 million based on the final fair market valuation of the fixed assets and inventory. The purchase of these assets was funded from the Company’s working capital and the use of its senior credit facility.
     On January 24, 2008, the Company completed the purchase of Pinnacle Wellhead, Inc. (“Pinnacle”) for approximately $2.3 million, net of cash acquired. Pinnacle is located in Oklahoma City, Oklahoma and has been in business for over twenty years as a service provider that assembles, tests, installs and performs repairs on wellhead production products, primarily in Oklahoma. The acquisition was funded from the Company’s working capital and the use of its senior credit facility.
     These acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. The balances included in the consolidated balance sheets at December 31, 2008 and March 31, 2009 related to the Pinnacle acquisition are considered to be final. The balances included in the consolidated balance sheets at December 31, 2008 related to the HP&T acquisition were based on preliminary information and, at March 31, 2009, are considered to be final. The balances included in the consolidated balance sheet at March 31, 2009 related to the Azura acquisition are based on preliminary information and are subject to change when final asset valuations are determined and the potential for liabilities has been evaluated. These acquisitions are not material to the Company’s condensed consolidated financial statements, and therefore a preliminary purchase price allocation and pro forma information is not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Fair value of tangible and intangible assets, net of cash acquired	$9,386	$900
Goodwill recorded	—	1,725
Total liabilities assumed	(1,192)	(307)
Common stock issued	—	—

Cash paid for acquisitions, net of cash acquired	$8,194	$2,318

Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments, respectively. The assets of the products and distribution segments sold constituted businesses and thus their results of operations were reported as discontinued operations. The Company had no income or loss from discontinued operations for the three months ended March 31, 2009. The Company’s loss before income taxes from discontinued operations for the three months ended March 31, 2008 was not significant.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$7,967	$8,063
Work in process	17,564	14,680
Finished goods and component parts	36,753	35,679

	$62,284	$58,422

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million, respectively. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of March 31, 2009, the Company had $23.9 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. The senior credit facility provides, among other covenants and restrictions, that the Company complies with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of March 31, 2009, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of

32.9 to 1.0, a leverage ratio of 0.47 to 1.0, and year-to-date capital expenditures of $1.5 million. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information related to the Company’s debt.
5. EARNINGS PER SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following table reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2009 and 2008, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Income from continuing operations	$3,820	$9,513
Loss from discontinued operations	—	(2)

Net income	$3,820	$9,511

Denominator:
Weighted average common shares outstanding — basic	12,529	12,330
Shares for dilutive stock options, restricted stock and warrants	76	433

Weighted average common shares outstanding — diluted	12,605	12,763

Basic earnings per common share:
Continuing operations	$.30	$.77
Discontinued operations	—	—

Net income per common share	$.30	$.77

Diluted earnings per common share:
Continuing operations	$.30	$.75
Discontinued operations	—	—

Net income per common share	$.30	$.75

     For the three months ended March 31, 2009 and 2008, there were 1,126,508 and 178,000 options, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2009, there were 18,837 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended March 31:
2009
Revenues	$62,786	$—	$62,786
Depreciation and amortization	1,827	209	2,036
Income (loss) from operations	14,851	(8,903)	5,948
Capital expenditures	1,338	208	1,546
2008
Revenues	$69,170	$—	$69,170
Depreciation and amortization	1,860	325	2,185
Income (loss) from operations	18,492	(4,070)	14,422
Capital expenditures	3,070	308	3,378
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
     As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During the first quarter of 2009, the Company recorded approximately $110,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination. The environmental monitoring activities, for which the Company bears partial liability, are anticipated to continue at least through the year 2024. Although the Company currently believes that it is more likely than not that it will incur future remediation costs at this site, it has not accrued for these costs beyond the estimated Phase III assessment costs as it is presently unable to estimate those future costs that may be incurred in connection with this indemnification agreement.
     At March 31, 2009, the Company had no significant letters of credit outstanding.

8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company did not issue any shares of common stock during the three months ended March 31, 2009.
Warrants
     No warrants were exercised during the three months ended March 31, 2009. At March 31, 2009, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding.
Additional Paid-In Capital
     During the three months ended March 31, 2009, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan will remain in effect for 10 years, unless terminated earlier. As of March 31, 2009, the Company had 1,352,292 shares reserved for issuance in connection with the Plan. Outstanding stock options under the Plan as of March 31, 2009 were 1,343,841 shares.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is estimated based on historical volatility of the Company’s stock and expected volatilities of comparable companies. The expected term is based on historical employee exercises of options during 2008, 2007 and 2006 and external data from similar companies that grant awards with similar terms since prior to 2006 the Company did not have any historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. There were no stock options granted during 2009. Assumptions used for stock options granted during 2008 were as follows:

Three Months Ended
March 31,
2008
Expected volatility	50.00%
Risk-free interest rate	2.26%
Expected term (in years)	4.7
     The Company granted 396,500 options during the three months ended March 31, 2008. The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $18.92. The Company recognized $1,890,000 and $791,000 of employee stock-based compensation expense related to stock options during the three months ended March 31, 2009 and 2008, respectively. As further discussed below in Note 11, the stock-based compensation expense related to stock options for the three months ended March 31, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by Gus D. Halas, the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement.

Phantom Stock Option Awards
     On March 23, 2009, in connection with the appointment of Steven W. Krablin as President, Chief Executive Officer and Chairman of the Board, the Company approved an award of phantom stock options representing the value of the right to acquire 100,000 shares of the Company’s stock at a strike price of $14.85, which was equal to the fair market value of the Company’s common stock on this grant date. These phantom stock options will vest one-half on March 23, 2010 and 2011, conditioned on Mr. Krablin’s continued employment with the Company. The Company retains the right, in its sole discretion, to convert the phantom stock options granted to Mr. Krablin to stock options granted pursuant to the Plan. For further discussion of the appointment of Mr. Krablin, please refer to Note 11 below.
Restricted Stock Awards
     On December 10, 2008, the Company entered into an agreement with Gus D. Halas to grant 10,000 shares of restricted stock at such time as the shares necessary for such grant become available under the Plan. Mr. Halas will receive $148,500 for the fair value of the restricted shares granted to him under a share-based award agreement. For further discussion of Mr. Halas’ Separation Agreement, please refer to Note 11 below.
     On July 1, 2008, the Company granted 10,000 shares of restricted stock to James M. Mitchell. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares will vest annually in one-third increments beginning on July 1, 2009.
     On January 2, 2008, the Company granted a total of 8,680 shares of restricted stock to certain members of its Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. These shares will vest on June 4, 2009.
     The Company recognized $129,000 and $222,000 of employee stock-based compensation expense related to restricted stock awards during the three months ended March 31, 2009 and 2008, respectively.
Phantom Restricted Stock Awards
     On March 23, 2009, Mr. Krablin was also awarded a phantom restricted stock grant of 10,000 shares. This phantom restricted stock grant will vest one-half on March 23, 2010, with the other half vesting March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company. The Company retains the right, at its sole discretion, to convert the shares of phantom restricted stock granted to Mr. Krablin to shares of restricted stock granted pursuant to the Plan. If these phantom restricted stock awards have not been converted to restricted stock pursuant to the Plan prior to the earlier of (a) March 23, 2010, (b) a Change of Control, as defined in Section 8 of Mr. Krablin’s Employment Agreement, or (c) Mr. Krablin’s termination of employment that has the effect set forth in Section 9 of Mr. Krablin’s Employment Agreement, then the Company shall pay Mr. Krablin an amount in cash equal to 10,000 multiplied by the closing price of the Company’s stock on the business day on which the earliest of criteria (a), (b) or (c) discussed above is met, as applicable. In accordance with SFAS No. 123R, the Company remeasures this share-based award at fair value at each reporting period and the pro-rata vested portion of the award is recognized as a liability. For further discussion of Mr. Krablin’s employment agreement, please refer to Note 11 below.
10. INCOME TAXES
     The Company’s effective tax rate was 35.4% for the three months ended March 31, 2009 compared to 30.6% for the three months ended March 31, 2008. The higher tax rate in 2009 is primarily attributable to the Company’s utilization, during 2008, of extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $0.8 million during the three months ended March 31, 2008.

11. OTHER
Resignation of Gus D. Halas
     On March 23, 2009, Gus D. Halas resigned as President, Chief Executive Officer and Chairman of the Board. In connection with his resignation, the Company and Mr. Halas entered into a Separation Agreement dated March 23, 2009. The Separation Agreement, which was negotiated by the Compensation Committee and approved by the Board, entitled Mr. Halas to certain payments. In April 2009, Mr. Halas received a severance payment of $2,783,438, a payment of $148,500 for the fair value of the restricted shares granted to him under a share-based award agreement in December 2008, a payment of $112,329 representing the accrued portion of Mr. Halas’ annual bonus for the current fiscal year that is projected to be payable (based on the current operating results of the Company), and a lump-sum payment of $75,000 representing all amounts otherwise due and payable under Mr. Halas’ employment agreement. Additionally, 50,000 unvested stock options previously granted to Mr. Halas were immediately vested in connection with the Separation Agreement. In consideration for the foregoing separation payments, Mr. Halas agreed to release the Company and certain of its related parties from any claims, costs, expenses and similar liabilities Mr. Halas may have had against the Company or its related parties related to his employment or subsequent resignation, except for claims Mr. Halas may have against the Company in enforcing its obligations under the Separation Agreement.
Appointment of Steven W. Krablin
     On March 23, 2009, the Company entered into an Employment Agreement (the “Agreement”) with Steven W. Krablin to replace Mr. Halas as President, Chief Executive Officer and Chairman of the Board, effective March 23, 2009. The Agreement has a two year term with an annual base salary of $500,000 and an annual bonus to be awarded based on achievement of performance goals to be established annually by the Board. Mr. Krablin was also granted phantom stock options representing the value of the right to acquire 100,000 shares of the Company’s common stock at a strike price equal to the fair market value of the Company’s common stock on the date of grant, and phantom restricted stock grants of 10,000 shares, with each share of phantom restricted stock representing the same value as a share of restricted stock granted pursuant to the Plan. These phantom stock options and phantom restricted stock grants will vest one-half on March 23, 2010, with the other half vesting March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company. The Company retains the right, at its sole discretion, to convert the phantom stock options granted to Mr. Krablin to stock options granted pursuant to the Plan and to convert the shares of phantom restricted stock granted to Mr. Krablin to shares of restricted stock granted pursuant to the Plan. If the phantom restricted stock awards have not been converted to restricted stock pursuant to the Plan prior to the earlier of (a) March 23, 2010, (b) a Change of Control, as defined in Section 8 of Mr. Krablin’s Employment Agreement, or (c) Mr. Krablin’s termination of employment that has the effect set forth in Section 9 of Mr. Krablin’s Employment Agreement, then the Company shall pay Mr. Krablin an amount in cash equal to 10,000 multiplied by the closing price of the Company’s stock on the business day on which the earliest of criteria (a), (b) or (c) discussed above is met, as applicable.
     In the event that Mr. Krablin is terminated for reasons other than for cause, death, disability or change in control, the Company shall pay him an amount equal to the sum of his then current annual base pay and bonus, and all stock options and restricted stock grants shall fully vest. In the event of a change in control, all unvested stock options and unvested restricted stock grants that Mr. Krablin was awarded shall fully vest. If Mr. Krablin is terminated within twelve months of a change of control, he shall be entitled to an amount equal to two times the sum of his then current base salary and bonus as defined.
Change in Accounting Principle
     During the quarter ended March 31, 2009, the Company changed the date of its annual goodwill impairment assessment from December 31 to October 1. This change was effected to allow more time and better support the completion of the assessment prior to the Company’s filing requirements for its Annual Report on Form 10-K as an accelerated filer. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three months ended March 31, 2009 and 2008 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 79%, 14% and 7% of our total revenue for the three months ended March 31, 2009. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 82% and aftermarket parts and services generated 18% of our total revenues for the three months ended March 31, 2009.
Recent Developments
Resignation of Gus D. Halas
     On March 23, 2009, Gus D. Halas resigned as President, Chief Executive Officer and Chairman of the Board. In connection with his resignation, we and Mr. Halas entered into a Separation Agreement dated March 23, 2009. The Separation Agreement, which was negotiated by the Compensation Committee and approved by the Board, entitled Mr. Halas to certain payments. In April 2009, Mr. Halas received a severance payment of $2,783,438, a payment of $148,500 for the fair value of the restricted shares granted to him under a share-based award agreement in December 2008, a payment of $112,329 representing the accrued portion of Mr. Halas’ annual bonus for the current fiscal year that is projected to be payable (based on our current operating results), and a lump-sum payment of $75,000 representing all amounts otherwise due and payable under Mr. Halas’ employment agreement. Additionally, 50,000 unvested stock options previously granted to Mr. Halas were immediately vested in connection with the Separation Agreement, resulting in additional compensation expense of $651,000 for the quarter ended March 31, 2009. In consideration for the foregoing separation payments, Mr. Halas agreed to release us and certain of our related parties from any claims, costs, expenses and similar liabilities Mr. Halas may have had against us or our related parties related to his employment or subsequent resignation, except for claims Mr. Halas may have against us in enforcing our obligations under the Separation Agreement.
Appointment of Steven W. Krablin
     On March 23, 2009, we entered into an Employment Agreement (the “Agreement”) with Steven W. Krablin to replace Mr. Halas as President, Chief Executive Officer and Chairman of the Board, effective March 23, 2009. The Agreement has a two year term with an annual base salary of $500,000 and an annual bonus to be awarded based on achievement of performance goals to be established annually by the Board. Mr. Krablin was also granted phantom stock options representing the value of the right to acquire 100,000 shares of our common stock at a strike price equal to the fair market value of our common stock on the date of grant, and phantom restricted stock grants of 10,000 shares, with each share of phantom restricted stock representing the same value as a share of restricted stock granted pursuant to the Plan. These phantom stock options and phantom restricted stock grants will vest one-half on March 23, 2010, with the other half vesting March 23, 2011, conditioned on Mr. Krablin’s continued employment with us. We retain the right, at our sole discretion, to convert the phantom stock options granted to Mr. Krablin to stock options granted pursuant to the Plan and to convert the shares of phantom restricted stock granted to Mr. Krablin to shares of restricted stock granted pursuant to the Plan. If the phantom restricted stock awards have not been converted to restricted stock pursuant to the Plan prior to the earlier of (a) March 23, 2010, (b) a Change of Control, as defined in Section 8 of Mr. Krablin’s Employment Agreement, or (c) Mr. Krablin’s termination of employment that has the effect set forth in Section 9 of Mr. Krablin’s Employment Agreement, then we shall pay Mr. Krablin an amount in cash equal to 10,000 multiplied by the closing price of our stock on the business day on which the earliest of criteria (a), (b) or (c) discussed above is met, as applicable.
     In the event that Mr. Krablin is terminated for reasons other than for cause, death, disability or change in control, we shall pay him an amount equal to the sum of his then current annual base pay and bonus, and all stock options and restricted stock grants shall fully vest. In the event of a change in control, all unvested stock options and unvested restricted stock grants that Mr. Krablin was awarded shall fully vest. If Mr. Krablin is terminated within twelve months of a change of control, he shall be entitled to an amount equal to two times the sum of his then current base salary and bonus as defined.
Asset Purchase of the Surface Wellhead Business of Azura Energy Systems Surface, Inc.
     On March 4, 2009, the Company purchased the assets of the surface wellhead business of Azura Energy Systems Surface, Inc., or Azura, for $8.1 million in cash (subject to a customary working capital adjustment) plus the assumption of accounts payable and other liabilities. This business, when consolidated with the Company’s current wellhead business, will provide additional geographic locations in key markets and allow consolidation of several facilities where both the Company and Azura are presently located. The purchase of the assets was funded from the Company’s working capital and the use of its senior credit facility.
Strategy
     Our strategy is to continue to position ourselves to capitalize on what we believe is a long-term trend toward increased domestic and international drilling and completion activity in the oil and gas industry. We intend to maintain sufficient flexibility and liquidity to operate and opportunistically improve our business throughout the business cycle, including any temporary but potentially significant declines in activity. We intend to:
•	Continue new product development;

•	Expand our geographic areas of operation with a focus on select international opportunities;

•	Build scale in our primary product lines;

•	Increase our focus on non-capital products and services;

•	Add complementary products and services; and

•	Focus on execution and performance.
Outlook
     Our worldwide operations are primarily driven by the level and complexity of oil and natural gas wells being drilled and completed which is driven by current and anticipated price levels for oil and natural gas. Recent steep declines in commodity prices have reduced cash flows of oil and gas producers and have led to significant reductions in current and planned drilling activity, particularly in the United States where the average rig count for the first quarter of 2009 was approximately 30% below the fourth quarter of 2008. Since the end of the first quarter, activity has continued to fall. As our customers’ cash flows, activity levels, backlog and utilization rates continue to decline, we anticipate that they will continue to cut spending for our products and services, request faster response times to match their shorter visibility and request creative ways to decrease costs.
     A number of factors influence exploration and production spending, and the Company’s business is highly dependent on the general economic environment in the United States and other major world economies, which ultimately impacts energy consumption and the resulting demand for our products and services. Demand could also be affected by the availability of credit as many companies that spend in the industry or consume energy fund a portion of those expenditures with debt. Current commodity prices and higher than normal levels of inventories for oil and natural gas imply a negative impact on the level of activity and capital spending in our industry which would, in turn, imply a negative impact on pricing of and demand for our product and service lines in 2009.
     Our backlog at March 31, 2009 was $59.4 million, which is down $16.7 million from December 31, 2008. This reflects the reality that our sales exceeded our bookings during the first quarter of 2009. To satisfy customer needs in this declining environment, we have introduced programs to meet faster response times needed for certain products and services, and we have tailored certain service packages to help customers reduce costs. Still, these programs can only mitigate the effects of the current slowdown, and we expect further declines in bookings, revenues and backlog for the second quarter of 2009. We are in the process of adjusting our cost structure and focus to take advantage of cyclical shifts towards non-capital products and services, international locations, and complementary product lines. We do not expect the North American market to improve during 2009 and remain focused on international expansion and opportunistic acquisitions, if available, that would be logical extensions of our core competencies. Beyond 2009, we believe the long-term trends for our industry remain positive although the timing for a recovery is uncertain.
     We believe that oil and gas market prices and the drilling rig count in the United States, Canada and international markets serve as key indicators of demand for the products we manufacture and sell and for our services. The following table sets forth oil and gas price information as of the end of each fiscal quarter and average monthly rig count data for each fiscal quarter for the past two years:

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
March 31, 2007	$58.08	$7.17	1,733	532	982
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,864	169	1,084
September 30, 2008	$118.05	$9.00	1,978	432	1,096
December 31, 2008	$58.35	$6.38	1,898	408	1,090
March 31, 2009	$42.91	$4.49	1,326	329	1,025

Source:	West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
Results of Operations
Three Months ended March 31, 2009 Compared with Three Months ended March 31, 2008
     Revenues. Revenues decreased $6.4 million, or 9.2%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Excluding the acquisition of Azura, which was completed in March 2009, revenues decreased approximately $7.2 million, or 10.3% from the three months ended March 31, 2008. Our pressure and flow control products revenue decreased approximately $1.1 million, or 2.2%, from the three months ended March 31, 2008, primarily attributable to decreased demand for our pressure and flow control products and services resulting from the current global economic slowdown and its effects on commodity prices and planned drilling activities for 2009. Our pipeline product line revenues decreased approximately $3.9 million, or 47.7%, from the three months ended March 31, 2008, due to the current economic slowdown and a decrease in bookings for larger pipeline-related projects quarter-over-quarter. Excluding Azura, our wellhead product line revenues decreased approximately $2.2 million, or 21.2%, from the three months ended March 31, 2008, due to the current economic slowdown and resulting lower activity in 2009 with certain larger customers. Our wellhead and pipeline product line businesses are closely tied to North American drilling and production activities, and the drop in their revenues resulted from the 52% decrease in North American rig counts from their recent highs in September 2008.
     Cost of Revenues. Cost of revenues decreased $3.2 million, or 7.7%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as a result of the decrease in revenues described above. Gross profit as a percentage of revenues was 38.3% in the three months ended March 31, 2009 compared to 39.3% in the three months ended March 31, 2008. Gross profit margin was lower in 2009 primarily due to a shift in mix from higher margin service revenues to product revenues, as well as pricing declines for book-and-ship orders. Our gross profit margins for our pressure and flow control, pipeline and wellhead product lines were 39.9%, 31.3% and 32.4% for the three months ended March 31, 2009 compared to 38.3%, 42.2% and 42.7% for the three months ended March 31, 2008, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million, or 41.8%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Selling, general and administrative expenses for the three months ended March 31, 2009 included $3.9 million of severance and related costs (the “severance costs”) for Gus D. Halas, our former President, Chief Executive Officer and Chairman of the Board. Selling, general and administrative expenses, excluding the severance costs in 2009, as a percentage of revenues were 22.6% and 18.4% in the three months ended March 31, 2009 and 2008, respectively. The increase in selling, general and administrative expenses as a percentage of revenues, excluding the severance costs, as compared to the three months ended March 31, 2008 is primarily due to increased employee stock-based compensation expense of $0.4 million, increased accounts receivable reserves of $0.3 million, and acquisition costs of $0.3 million.
     Interest Expense. Interest expense for the three months ended March 31, 2009 was $0.3 million compared to $0.9 million in the three months ended March 31, 2008. The decrease was attributable to lower outstanding debt levels during the first three months of 2009.
     Income Taxes. Income tax expense for the three months ended March 31, 2009 was $2.1 million as compared to $4.2 million in the three months ended March 31, 2008. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 35.4% for the three months ended March 31, 2009 compared to 30.6% for the three months ended March 31, 2008. The higher tax rate in 2009 is primarily attributable to our utilization, during 2008, of extraterritorial income exclusion tax deductions available for years prior to December 31, 2007. In March 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $0.8 million during the three months ended March 31, 2008.
     Income from Continuing Operations. Income from continuing operations was $3.8 million in the three months ended March 31, 2009 compared with $9.5 million in the three months ended March 31, 2008 as a result of the foregoing factors.
Liquidity and Capital Resources
     At March 31, 2009, we had working capital of $78.7 million, long-term debt of $24.0 million and stockholders’ equity of $216.6 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities. We have historically financed acquisitions through bank borrowings, sales of equity, debt from sellers and cash flows from operations.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2009 compared to $12.8 million for the three months ended March 31, 2008. The decrease in net cash provided by operating activities was primarily attributable to decreased profit, lower inventory turns and a decrease in payables related to lower purchasing activity.

     Net Cash Used In Investing Activities. Principal uses of cash are for capital expenditures and acquisitions. For the three months ended March 31, 2009 and 2008, we made capital expenditures of approximately $1.5 million and $3.4 million, respectively. Cash consideration paid for business acquisitions, net of cash acquired, was $8.2 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively (see Note 2 to our condensed consolidated financial statements).
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility, proceeds from issuances of common stock and proceeds from the exercise of warrants and stock options. Principal uses of cash include payments on our senior credit facility. Financing activities provided net cash of $5.1 million for the three months ended March 31, 2009 as compared to using net cash of $8.2 million provided in the three months ended March 31, 2008. We made net borrowings (repayments) under our swing line credit facility of $1.1 million and ($3.2) million during the three months ended March 31, 2009 and 2008, respectively. We repaid $13.0 and $8.0 million on our revolving credit facility during the three months ended March 31, 2009 and 2008, respectively. We borrowed $17.0 million on our revolving credit facility during the three months ended March 31, 2009, with no such borrowings for the three months ended March 31, 2008. We had proceeds from the exercise of stock options of $2.1 million and from the excess tax benefits from stock-based compensation of $1.0 million during the three months ended March 31, 2008, with no such proceeds or excess tax benefits during the three months ended March 31, 2009.
     Principal Debt Instruments. As of March 31, 2009, we had an aggregate of approximately $24.0 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of March 31, 2009, availability under our senior credit facility was $134.5 million. Although we pay commitment fees for $180 million under the senior credit facility, our availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which is $159.6 million at March 31, 2009, less the Company’s outstanding borrowings, standby letters of credits and other debt (as defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis. As such, a decline in our EBITDA from our first quarter 2009 results, which is likely given the decline in our industry, an increase in borrowing or a combination of the two could reduce the availability under our facility below our current committed amounts.
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
     The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At March 31, 2009, the swing line portion of our senior credit facility bore interest at 3.3%, with interest payable quarterly, and the revolver portion of our credit facility bore interest at a weighted average rate of 1.7%, with interest payable monthly. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 5.4% during the first quarter of 2009. The effective interest rate, excluding amortization of deferred loan costs, was 4.7% during the first quarter of 2009. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of March 31, 2009, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 32.9 to 1.0, a leverage ratio of 0.47 to 1.0, and year-to-date capital expenditures of $1.5 million. The senior credit facility is collateralized by substantially all of our assets.

     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. As of March 31, 2009, there was no outstanding balance on our Canadian revolving credit facility.
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, continued new product development and expansion of our geographic areas of operation, and financing obligations during 2009.
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
     Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2009.
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
     During the quarter ended March 31, 2009, we changed the date of our annual goodwill impairment assessment from December 31 to October 1. This change was effected to allow more time and better support the completion of the assessment prior to our filing requirement for the Annual Report on Form 10-K as an accelerated filer. We believe that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. We determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.
     We recognized $23.5 million of goodwill impairment for our pressure and flow control reporting unit for the year ended December 31, 2008. During the first quarter of 2009, we assessed the following indicators of impairment, noting there were no triggering events that would require an interim goodwill impairment test:
•	further, and sustained, deterioration in global economic conditions;

•	changes in our outlook for future profits and cash flows;

•	further reductions in the market price of our stock;

•	increased costs of capital; and/or

•	reductions in valuations of other public companies within our industry or valuations observed in acquisition transactions within our industry.
     Additionally, we have assessed the current market conditions and have concluded, at the present time, that a triggering event under SFAS 144 that requires an impairment analysis of long-lived assets has not occurred. We will continue to monitor for events or conditions that could change this assessment.

     These critical accounting estimates may change as events occur, as additional information is obtained and as our operating environment changes. Other than disclosed above, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”), which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We adopted the provisions of SFAS No. 141R on January 1, 2009. Due to the adoption of SFAS No. 141R during the first quarter of 2009, we expensed approximately $125,000 of transaction costs that, prior to the adoption of SFAS No. 141R, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable. We do not expect the provisions of SFAS No. 141R regarding the income statement recognition of changes to valuation allowances and tax uncertainties established before the adoption of SFAS No. 141R to have a material impact on our consolidated financial position, results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of March 31, 2009, our senior credit facility, whose interest rate floats with the Base Rate (as defined in the senior credit facility) or LIBOR, had a principal balance of $23.9 million. A 1.0% increase in interest rates could result in a $239,000 increase in annual interest expense based on the March 31, 2009 outstanding principal balance. As of March 31, 2009, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
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
     Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a ($0.3) million adjustment to our equity account for the three months ended March 31, 2009 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. Monetary assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred. We recorded a gain of approximately $17,000 during the three months ended March 31, 2009.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements contained in or incorporated by reference in this Quarterly Report, our filings with the Securities and Exchange Commission, or the Commission, and our public releases, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided therein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “budget,” “predict,” “project,” “expect” and similar expressions identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this Quarterly Report and our subsequent Commission filings.
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
     Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the section entitled “Risk Factors” included in this Quarterly Report and our subsequent Commission filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART II
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any legal proceedings that are material to us. Please see Note 7 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit Number		Identification of Exhibit

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

Exhibit Number		Identification of Exhibit

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.6	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1+	—	Separation Agreement by and between Gus D. Halas and T-3 Energy Services, Inc., effective as of March 23, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2009).

10.2+	—	Employment Agreement by and between Steven W. Krablin and T-3 Energy Services, Inc., effective as of March 23, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 23, 2009).

18.1*	—	Preferability Letter regarding change in accounting policy relating to goodwill.

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May 2009.

T-3 ENERGY SERVICES, INC.
By:	/s/ JAMES M. MITCHELL
James M. Mitchell (Chief Financial
Officer and Senior Vice President)

INDEX TO EXHIBITS

Exhibit Number		Identification of Exhibit

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.6	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1+	—	Separation Agreement by and between Gus D. Halas and T-3 Energy Services, Inc., effective as of March 23, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2009).

10.2+	—	Employment Agreement by and between Steven W. Krablin and T-3 Energy Services, Inc., effective as of March 23, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 23, 2009).

18.1*	—	Preferability Letter regarding change in accounting policy relating to goodwill.

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.