Form 10-Q
period 2009-06-30
T-3 ENERGY SERVICES INC
filed 2009-08-04
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2009
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
(Registrant’s telephone number, including area code): (713) 996-4110
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     At August 3, 2009 the registrant had 12,948,758 shares of common stock outstanding.

FORM 10-Q

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$422	$838
Accounts receivable — trade, net	31,004	47,822
Inventories	58,908	58,422
Deferred income taxes	6,497	5,131
Prepaids and other current assets	4,578	4,585

Total current assets	101,409	116,798

Property and equipment, net	49,036	46,071
Goodwill, net	88,223	87,929
Other intangible assets, net	32,880	33,477
Other assets	5,213	2,837

Total assets	$276,761	$287,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$16,680	$26,331
Accrued expenses and other	15,236	19,274
Current maturities of long-term debt	40	5

Total current liabilities	31,956	45,610

Long-term debt, less current maturities	6,024	18,753
Other long-term liabilities	1,753	1,628
Deferred income taxes	10,522	10,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,945,458 and 12,547,458 shares issued and outstanding at June 30, 2009 and December 31, 2008	13	13
Warrants, 10,157 issued and outstanding at June 30, 2009 and December 31, 2008	20	20
Additional paid-in capital	177,073	171,042
Retained earnings	48,744	40,036
Accumulated other comprehensive income (loss)	656	(16)

Total stockholders’ equity	226,506	211,095

Total liabilities and stockholders’ equity	$276,761	$287,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Products	$49,206	$57,724	$102,547	$115,751
Services	6,542	9,966	15,987	21,109

	55,748	67,690	118,534	136,860

Cost of revenues:
Products	31,226	35,271	64,407	70,375
Services	3,860	5,339	9,439	12,234

	35,086	40,610	73,846	82,609

Gross profit	20,662	27,080	44,688	54,251

Selling, general and administrative expenses	13,468	15,781	31,546	28,530

Income from operations	7,194	11,299	13,142	25,721

Interest expense	(232)	(601)	(482)	(1,493)

Interest income	—	24	—	63

Equity in earnings of unconsolidated affiliates	359	274	553	381

Other income, net	225	93	250	126

Income from continuing operations before provision for income taxes	7,546	11,089	13,463	24,798

Provision for income taxes	2,658	3,573	4,755	7,769

Income from continuing operations	4,888	7,516	8,708	17,029

Loss from discontinued operations, net of tax	—	(9)	—	(11)

Net income	$4,888	$7,507	$8,708	$17,018

Basic earnings per common share:
Continuing operations	$.39	$.60	$0.69	$1.37

Discontinued operations	$—	$—	$—	$—

Net income per common share	$.39	$.60	$0.69	$1.37

Diluted earnings per common share:
Continuing operations	$.38	$.58	$0.69	$1.32

Discontinued operations	$—	$—	$—	$—

Net income per common share	$.38	$.58	$0.69	$1.32

Weighted average common shares outstanding:
Basic	12,638	12,477	12,583	12,404

Diluted	12,744	13,063	12,698	12,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$8,708	$17,018
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	11
Bad debt expense	341	68
Depreciation and amortization	4,227	4,444
Amortization of deferred loan costs	114	117
Loss on sale of assets	18	—
Write-off of property and equipment, net	76	25
Deferred taxes	(885)	(228)
Employee stock-based compensation expense	3,477	2,505
Excess tax benefits from stock-based compensation	(178)	(1,688)
Equity in earnings of unconsolidated affiliate	(553)	(381)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	18,560	(4,628)
Inventories	2,357	(5,775)
Prepaids and other current assets	798	1,090
Other assets	81	(90)
Accounts payable — trade	(10,344)	4,001
Accrued expenses and other	(3,897)	6,866

Net cash provided by operating activities	22,900	23,355

Cash flows from investing activities:
Purchases of property and equipment	(2,932)	(5,626)
Proceeds from sales of property and equipment	116	—
Equity investments in unconsolidated affiliates	(2,039)	—
Cash paid for acquisitions, net of cash acquired	(8,194)	(2,732)

Net cash used in investing activities	(13,049)	(8,358)

Cash flows from financing activities:
Net repayments under swing line credit facility	(750)	(3,415)
Borrowings on revolving credit facility	18,000	—
Repayments on revolving credit facility	(30,000)	(19,000)
Payments on long-term debt	(113)	(93)
Debt financing costs	—	(78)
Proceeds from exercise of stock options	2,369	3,084
Proceeds from exercise of warrants	—	38
Excess tax benefits from stock-based compensation	178	1,688

Net cash used in financing activities	(10,316)	(17,776)

Effect of exchange rate changes on cash and cash equivalents	49	12

Net decrease in cash and cash equivalents	(416)	(2,767)
Cash and cash equivalents, beginning of period	838	9,522

Cash and cash equivalents, end of period	$422	$6,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$4,888	$7,507	$8,708	$17,018

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,021	134	672	(470)

Comprehensive income	$5,909	$7,641	$9,380	$16,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its wholly owned subsidiaries (collectively, “T-3” or the “Company”). The Company’s 50% investments in its unconsolidated Mexico and Dubai affiliates are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to conform prior year financial information to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     The Company recognized $23.5 million of goodwill impairment for its pressure and flow control reporting unit for the year ended December 31, 2008. During the first half of 2009, the Company has assessed the following indicators of impairment, and determined that there were no triggering events that would require an interim goodwill impairment test:
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
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of SFAS No. 165 on June 30, 2009. The adoption of SFAS No. 165 did not have any impact on the Company’s consolidated financial position, results of operations and cash flows.
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
     These acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. The balances included in the consolidated balance sheets at December 31, 2008 and June 30, 2009 related to the Pinnacle acquisition are considered to be final. The balances included in the consolidated balance sheets at December 31, 2008 related to the HP&T acquisition were based on preliminary information and, at June 30, 2009, are considered to be final. The balances included in the consolidated balance sheet at June 30, 2009 related to the Azura acquisition are based on preliminary information and are subject to change when final asset valuations are determined and the potential for liabilities has been evaluated. These acquisitions are not material to the Company’s condensed consolidated financial statements, and therefore a preliminary purchase price allocation and pro forma information are not presented.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008
Fair value of tangible and intangible assets, net of cash acquired	$9,180	$2,801
Goodwill recorded	—	758
Total liabilities assumed	(986)	(827)
Common stock issued	—	—

Cash paid for acquisitions, net of cash acquired	$8,194	$2,732

Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments. The assets of the products and distribution segments sold constituted businesses and thus their results of operations were reported as discontinued operations. The Company had no income or loss from discontinued operations for the three or six months ended June 30, 2009. The Company’s loss before income taxes from discontinued operations for the three and six months ended June 30, 2008 was not significant.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$7,056	$8,063
Work in process	15,013	14,680
Finished goods and component parts	36,839	35,679

	$58,908	$58,422

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October

26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of June 30, 2009, the Company had $6.0 million borrowed under its senior credit facility and there were no outstanding borrowings under the Canadian revolving credit facility. The senior credit facility provides, among other covenants and restrictions, that the Company complies with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of June 30, 2009, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 47.2 to 1.0, a leverage ratio of 0.13 to 1.0, and year-to-date capital expenditures of $2.9 million, which represents 14% of current year EBITDA.
     As of June 30, 2009, the Company’s availability under its senior credit facility was $160.1 million. The Company’s availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which totals $167.2 million at June 30, 2009, less the Company’s outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under the Company’s senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information related to the Company’s debt.
5. EARNINGS PER SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2009 and 2008, as follows (in thousands except per share data):

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Income from continuing operations	$4,888	$7,516
Loss from discontinued operations	—	(9)

Net income	$4,888	$7,507

Denominator:
Weighted average common shares outstanding — basic	12,638	12,477
Shares for dilutive stock options, restricted stock and warrants	106	586

Weighted average common shares outstanding — diluted	12,744	13,063

Basic earnings per common share:
Continuing operations	$.39	$.60
Discontinued operations	—	—

Net income per common share	$.39	$.60

Diluted earnings per common share:
Continuing operations	$.38	$.58
Discontinued operations	—	—

Net income per common share	$.38	$.58

     For the three months ended June 30, 2009 and 2008, there were 959,392 and 3,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2009	2008
Numerator:
Income from continuing operations	$8,708	$17,029
Loss from discontinued operations	—	(11)

Net income	$8,708	$17,018

Denominator:
Weighted average common shares outstanding — basic	12,583	12,404
Shares for dilutive stock options, restricted stock and warrants	115	522

Weighted average common shares outstanding — diluted	12,698	12,926

Basic earnings per common share:
Continuing operations	$.69	$1.37
Discontinued operations	—	—

Net income per common share	$.69	$1.37

Diluted earnings per common share:
Continuing operations	$.69	$1.32
Discontinued operations	—	—

Net income per common share	$.69	$1.32

     For the six months ended June 30, 2009 and 2008, there were 934,212 and 3,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
6. SEGMENT INFORMATION
     The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.
     The pressure control segment manufactures, remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventers, accumulators, rubber goods, manifolds and wellhead equipment.
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States, Canada and India.

		(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended June 30:
2009
Revenues	$55,748	$—	$55,748
Depreciation and amortization	1,960	231	2,191
Income (loss) from operations	11,321	(4,127)	7,194
Capital expenditures	1,061	325	1,386
2008
Revenues	$67,690	$—	$67,690
Depreciation and amortization	1,918	341	2,259
Income (loss) from operations	18,363	(7,064)	11,299
Capital expenditures	2,035	213	2,248

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Six months ended June 30:
2009
Revenues	$118,534	$—	$118,534
Depreciation and amortization	3,787	440	4,227
Income (loss) from operations	26,172	(13,030)	13,142
Capital expenditures	2,399	533	2,932
2008
Revenues	$136,860	$—	$136,860
Depreciation and amortization	3,778	666	4,444
Income (loss) from operations	36,855	(11,134)	25,721
Capital expenditures	5,105	521	5,626
7. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various legal actions arising in the ordinary course of business.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During the first six months of 2009, the Company recorded approximately $140,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination. The environmental monitoring activities, for which the Company bears partial liability, are anticipated to continue at least through the year 2024. Although the Company currently believes that it is more likely than not that it will incur future remediation costs at this site, it has not accrued for these costs beyond the estimated Phase III assessment costs as it is presently unable to estimate those future costs that may be incurred in connection with this indemnification agreement.
     T-3 has been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and Illinois state law. Management believes that the Company’s involvement at this site was minimal. While no agency-approved final allocation of the Company’s liability has been made with respect to the Lake Calumet Cluster site, management does not expect that its ultimate share of remediation costs will have a material impact on its financial position, results of operations or cash flows.
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiff claimed that the bolts failed and were replaced at a cost of approximately $3.0 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company intends to appeal this decision and has accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007.
     At June 30, 2009, the Company had no significant letters of credit outstanding.

8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 398,000 shares of common stock during the six months ended June 30, 2009 as the result of 270,000 stock options exercised by option holders under the Company’s 2002 Stock Incentive Plan and the granting of 128,000 shares of restricted stock to Company employees and members of the Company’s Board of Directors.
Warrants
     No warrants were exercised during the six months ended June 30, 2009. At June 30, 2009, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding. Each of these warrants expire on December 17, 2011.
Additional Paid-In Capital
     During the six months ended June 30, 2009, additional paid-in capital increased as a result of the compensation cost recorded under SFAS 123R, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan, after an amendment approved by the shareholders on June 4, 2009, provides for up to 2,623,000 shares of common stock to be issued thereunder, and will remain in effect until December 31, 2011, unless terminated earlier. Stock options granted will reduce the number of available shares under the Plan on a one share for one share basis, whereas restricted stock will reduce the number of available shares under the Plan on a 1.22 shares for one share basis. As of June 30, 2009, the Company had 327,792 equivalent shares available for issuance as stock options or 268,682 equivalent shares available for issuance as restricted stock in connection with the Plan. Outstanding stock options and unvested restricted stock awards under the Plan as of June 30, 2009 were 1,221,341 shares and 138,000 shares.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The estimated fair value of the options is amortized to expense on a straight-line basis over the vesting period. The Company has recorded an estimate for forfeitures of awards of stock options. This estimate will be adjusted as actual forfeitures differ from the estimate. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is estimated based on historical and implied volatilities of the Company’s stock and historical and implied volatilities of comparable companies. The expected term is based on historical employee exercises of options. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during 2009 and 2008 were as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008
Expected volatility	57.96%	50.00%
Risk-free interest rate	2.33%	2.26%
Expected term (in years)	4.5	4.7

     The Company granted 207,500 and 396,500 options during the six months ended June 30, 2009 and 2008. The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $7.65 and $18.92. The Company recognized $3,168,000 and $2,082,000 of employee stock-based compensation expense related to stock options during the six months ended June 30, 2009 and 2008. As further discussed in Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, the stock-based compensation expense related to stock options for the six months ended June 30, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement.
     On June 4, 2009, the Company converted phantom stock options awarded to Steven W. Krablin, representing the value of the right to acquire 100,000 shares of the Company’s stock to 100,000 stock options granted pursuant to the Plan. These phantom stock options were originally awarded on March 23, 2009, in connection with Mr. Krablin’s appointment as President, Chief Executive Officer and Chairman of the Board, and had a strike price of $14.85, which was equal to the fair market value of the Company’s common stock on March 23, 2009. The terms and conditions of the stock options are unchanged from the terms and conditions of the phantom stock options. These stock options will vest one-half on March 23, 2010 and 2011, conditioned on Mr. Krablin’s continued employment with the Company. For further discussion of Mr. Krablin’s appointment, please refer to Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2009.
Restricted Stock Awards
     On June 4, 2009, the Company converted a phantom 10,000 share restricted stock grant to Mr. Krablin to a grant of 10,000 shares of restricted stock granted pursuant to the Plan. This phantom restricted stock grant was originally awarded on March 23, 2009, in connection with Mr. Krablin’s appointment with the Company. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on June 4, 2009. This restricted stock grant will vest one-half on March 23, 2010, with the other half vesting March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company.
     Additionally, on June 4, 2009, the Company granted 102,000 shares of restricted stock to certain employees of the Company and 16,000 shares of restricted stock to non-executive members of the Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. The shares granted to employees will vest annually in one-third increments beginning on June 4, 2011, and the shares granted to the Board members will vest on June 4, 2010.
     The Company recognized $309,000 and $423,000 of employee stock-based compensation expense related to restricted stock awards during the six months ended June 30, 2009 and 2008.
10. INCOME TAXES
     The Company’s effective tax rate was 35.2% for the three months ended June 30, 2009 compared to 32.2% for the three months ended June 30, 2008. The higher tax rate in 2009 is attributable to the Company’s utilization of additional research and development, or R&D, tax credits during the three months ended June 30, 2008. In June 2008, the Company filed amended tax returns for the years 2006 and 2005, which resulted in an income tax expense reduction of $0.3 million. The higher tax rate in 2009 is also the result of decreased availability of foreign tax credits and lower deductions for certain expenses related to production activities for the three months ended June 30, 2009, in comparison to the three months ended June 30, 2008.
     The Company’s effective tax rate was 35.3% for the six months ended June 30, 2009 compared to 31.3% for the six months ended June 30, 2008. The higher tax rate in 2009 is primarily attributable to the Company’s utilization, during 2008, of R&D tax credits and extraterritorial income tax exclusion tax deductions available for years prior to December 31, 2007. In March and June 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.1 million. The higher tax rate in 2009 is also the result of decreased availability of foreign tax credits and lower expenses for certain expenses related to production activities for the six months ended June 30, 2009, in comparison to the six months ended June 30, 2008.

11. OTHER
     Joint Venture in Dubai
     In connection with the joint venture arrangement with Aswan International Engineering Company LLC (“Aswan”) in Dubai, the Company entered into a contribution agreement effective April 1, 2009 and contributed cash of approximately $2.0 million in exchange for a 50% interest in the joint venture’s equipment and operating capital. The joint venture, which is named T-3 Energy Services Aswan Middle East LLC (the “Middle East Joint Venture”), is operated and controlled by both parties in equal percentages. Under the terms of the agreement, the Company will provide the Middle East Joint Venture with a license and technical assistance to repair, manufacture, remanufacture and service equipment for customers in the United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. Aswan will provide the Middle East Joint Venture with manufacturing space pursuant to a sublease agreement along with its competence and experience in Dubai with respect to agency support and operations support.
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
     Strategic Alternatives Costs
     During the quarter ended June 30, 2008, approximately $2.5 million of costs were incurred related to the pursuit of strategic alternatives for the Company. These costs were classified as selling, general and administrative expenses within the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2008. No similar costs were incurred during the three or six months ended June 30, 2009.
12. SUBSEQUENT EVENTS
     The Company’s management has evaluated subsequent events for events or transactions that have occurred after June 30, 2009 through August 4, 2009.
     In July 2009, the Company received proceeds of $1.1 million related to the settlement of a business interruption insurance claim for Hurricane Ike. These proceeds will be reflected in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2009.
     No other events or transactions have occurred during this period which the Company feels should be recognized or disclosed in the June 30, 2009 financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 77%, 16% and 7% of our total revenue for the three months ended June 30, 2009 and 78%, 15% and 7% of our total revenue for the six months ended June 30, 2009. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 86% and 84% and aftermarket parts and services generated 14% and 16% of our total revenues for the three and six months ended June 30, 2009.
Recent Developments
     In connection with the joint venture arrangement with Aswan International Engineering Company LLC (“Aswan”) in Dubai, we entered into a contribution agreement effective April 1, 2009 and contributed cash of approximately $2.0 million in exchange for a 50% interest in the joint venture’s equipment and operating capital. The joint venture, which is named T-3 Energy Services Aswan Middle East LLC (the “Middle East Joint Venture”), is operated and controlled by both parties in equal percentages. Under the terms of the agreement, we will provide the Middle East Joint Venture with a license and technical assistance to repair, manufacture, remanufacture and service equipment for customers in the United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. Aswan will provide the Middle East Joint Venture with manufacturing space pursuant to a sublease agreement along with its competence and experience in Dubai with respect to agency support and operations support.
Outlook
     Our worldwide operations are primarily driven by the level and complexity of oil and natural gas wells being drilled and completed which is in turn primarily driven by current and anticipated price levels for oil and natural gas. Steep declines in commodity prices have reduced cash flows of oil and gas producers and have led to significant reductions in drilling activity, particularly in the United States. During the second quarter, the average world wide rig count dropped by approximately 25% from the first quarter 2009 average, and these levels are approximately 44% below their peak monthly average in September 2008. Commensurate with this decline in activity, our revenues declined 11% and backlog declined by approximately 24% during the second quarter of 2009 when compared to the first quarter of 2009. Fortunately, after eight consecutive months of decline, rig count activity appears to be stabilizing.
     Our backlog at June 30, 2009 was $45.4 million (including wellhead backlog of $3.4 million), which is down $14.0 million from March 31, 2009 and $30.7 million from December 31, 2008. This reflects the reality that our sales exceeded our bookings during the first half of 2009. We do not expect the United States market to improve during the remainder of 2009, and we remain focused on international expansion and opportunistic acquisitions, if available, that would be logical extensions of our core competencies. Despite the depressed domestic levels of drilling, we have succeeded in selling product outside of the United States, and approximately 61% of second quarter revenues came from orders destined for use outside of the United States. Also, during the quarter, the Company booked approximately $41.8 million, which we believe is generally indicative of a base level of revenues if the current environment continues indefinitely. Beyond 2009, we believe the long-term outlook for our industry remains positive although the timing for a recovery is uncertain.

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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
June 30, 2007	$64.97	$7.66	1,757	139	1,002
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,864	169	1,084
September 30, 2008	$118.05	$9.00	1,978	432	1,096
December 31, 2008	$58.35	$6.38	1,898	408	1,090
March 31, 2009	$42.91	$4.49	1,326	329	1,025
June 30, 2009	$59.44	$3.80	947	104	982
Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).

Results of Operations
Three Months ended June 30, 2009 Compared with Three Months ended June 30, 2008
     Revenues. Revenues decreased $11.9 million, or 17.6%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Excluding the acquisition of Azura Energy Systems Surface Inc. (“Azura”), which was completed in March 2009, revenues decreased approximately $14.3 million, or 21.1% from the three months ended June 30, 2008. Our pressure and flow control products revenue decreased approximately $5.7 million, or 11.6%, from the three months ended June 30, 2008, primarily attributable to decreased demand resulting from the depressed global economy and consequent lower commodity prices and their effects on drilling activities. Our pipeline product line revenues decreased approximately $5.5 million, or 60.7%, from the three months ended June 30, 2008, due to the depressed global economy and a decrease in bookings for larger pipeline-related projects quarter-over-quarter. Excluding Azura, our wellhead product line revenues decreased approximately $3.1 million, or 31.4%, from the three months ended June 30, 2008, due to the depressed global economy and resulting lower activity in 2009 with certain larger customers. Across all three product lines, we have experienced pricing pressures that have resulted in a decrease in our standard pricing on some of our product offerings. Additionally, our wellhead and pipeline product line businesses are closely tied to North American drilling and production activities, and the drop in their revenues resulted from the 58% decrease in the second quarter of 2009 average North American rig counts from their recent highs in September 2008.
     Gross Profit. Gross profit as a percentage of revenues was 37.1% in the three months ended June 30, 2009 compared to 40.0% in the three months ended June 30, 2008. Gross profit margin was lower in 2009 primarily due to a shift in mix from higher margin service revenues to product revenues, pricing pressure across all three product lines and delays in our ability to secure low-cost country sourcing for some of our wellhead product offerings. Our gross profit margins for our pressure and flow control, pipeline and wellhead product lines were 38.9%, 29.2% and 29.7% for the three months ended June 30, 2009 compared to 40.9%, 36.6% and 38.8% for the three months ended June 30, 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.3 million, or 14.7%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Selling, general and administrative expenses for the three months ended June 30, 2009 included $0.5 million of costs related to Azura’s ongoing operations. Selling, general and administrative expenses for the three months ended June 30, 2008 included $2.5 million of costs related to the pursuit of strategic alternatives. Selling, general and administrative expenses, excluding the Azura costs in 2009 and the strategic alternative costs in 2008, as a percentage of revenues were 23.2% and 19.7% in the three months ended June 30, 2009 and 2008. The increase in selling, general and administrative expenses as a percentage of revenues, excluding the Azura and strategic alternatives costs, as compared to the three months ended June 30, 2008 is primarily due to selling, general and administrative expenses not decreasing in the same proportion as revenue, as well as facility closing costs of $0.1 million and increased employee termination costs of $0.1 million associated with a reduction in force during the three months ended June 30, 2009.
     Interest Expense. Interest expense for the three months ended June 30, 2009 was $0.2 million compared to $0.6 million in the three months ended June 30, 2008. The decrease was attributable to lower outstanding debt levels during the three months ending June 30, 2009.
     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2009 was $0.4 million compared to $0.3 million in the three months ended June 30, 2008. The increase was attributable to our share of the earnings of the Middle East Joint Venture during the three months ending June 30, 2009.
     Other Income, net. Other income, net for the three months ended June 30, 2009 was $0.2 million compared to $0.1 million in the three months ended June 30, 2008. The increase was primarily attributable to income of $0.4 million related to the settlement of a business interruption insurance claim for Hurricane Gustav, offset by net other expenses of $0.2 million.

     Income Taxes. Income tax expense for the three months ended June 30, 2009 was $2.7 million as compared to $3.6 million in the three months ended June 30, 2008. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 35.2% for the three months ended June 30, 2009 compared to 32.2% for the three months ended June 30, 2008. The higher tax rate in 2009 is attributable to our utilization of additional research and development, or R&D, tax credits during the three months ended June 30, 2008. In June 2008, we filed amended tax returns for the years 2006 and 2005, which resulted in an income tax expense reduction of $0.3 million. The higher tax rate in 2009 is also the result of decreased availability of foreign tax credits and lower deductions for certain expenses related to production activities for the three months ended June 30, 2009, in comparison to the three months ended June 30, 2008.
     Income from Continuing Operations. Income from continuing operations was $4.9 million in the three months ended June 30, 2009 compared with $7.5 million in the three months ended June 30, 2008 as a result of the foregoing factors.
Six Months ended June 30, 2009 Compared with Six Months ended June 30, 2008
     Revenues. Revenues decreased $18.3 million, or 13.4%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Excluding the acquisition of Azura, which was completed in March 2009, revenues decreased approximately $21.5 million, or 15.7% from the six months ended June 30, 2008. Our pressure and flow control products revenue decreased approximately $6.8 million, or 6.8%, from the six months ended June 30, 2008, primarily attributable to decreased demand for our pressure and flow control products and services resulting from the depressed global economy and consequent lower commodity prices and their effects on drilling activities. Our pipeline product line revenues decreased approximately $9.4 million, or 54.5%, from the six months ended June 30, 2008, due to the depressed global economy and a decrease in bookings for larger pipeline-related projects period-over-period. Excluding Azura, our wellhead product line revenues decreased approximately $5.3 million, or 26.3%, from the six months ended June 30, 2008, due to the depressed global economy and resulting lower activity in 2009 with certain larger customers. Across all three product lines, we have experienced pricing pressures that have resulted in a decrease in our standard pricing on some of our product offerings. Additionally, our wellhead and pipeline product line businesses are closely tied to North American drilling and production activities, and the drop in their revenues resulted from year-to-date 45% decrease in year-to-date average North American rig counts from their recent highs in September 2008.
     Gross Profit. Gross profit as a percentage of revenues was 37.7% in the six months ended June 30, 2009 compared to 39.6% in the six months ended June 30, 2008. Gross profit margin was lower in 2009 primarily due to a shift in mix from higher margin service revenues to product revenues, pricing pressure across all three product lines and delays in our ability to secure low-cost country sourcing for some of our wellhead product offerings. Our gross profit margins for our pressure and flow control, pipeline and wellhead product lines were 39.2%, 30.4% and 30.7% for the six months ended June 30, 2009 compared to 39.5%, 39.3% and 40.8% for the six months ended June 30, 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 10.6%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Selling, general and administrative expenses for the six months ended June 30, 2009 included $3.9 million of separation costs for Gus D. Halas, our former President, Chief Executive Officer and Chairman of the Board, as well as $0.6 million of costs related to Azura’s ongoing operations and $0.1 million related to Azura acquisition costs (collectively, the “Azura costs”). Selling, general and administrative expenses for the six months ended June 30, 2008 included $2.5 million of costs related to the pursuit of strategic alternatives. Selling, general and administrative expenses, excluding the separation and Azura costs in 2009 and the strategic alternatives costs in 2008, as a percentage of revenues were 22.7% and 19.0% in the six months ended June 30, 2009 and 2008. The increase in selling, general and administrative expenses as a percentage of revenues, excluding the separation and Azura costs in 2009 and the strategic alternatives costs in 2008, as compared to the six months ended June 30, 2008 is primarily due to selling, general and administrative expenses not decreasing in the same proportion as revenue, as well as increased employee stock-based compensation expense of $0.3 million, increased accounts receivable reserves of $0.3 million, abandoned acquisition costs of $0.2 million, facility closing costs of $0.1 million and increased employee termination costs of $0.1 million associated with a reduction in force during the three months ended June 30, 2009.
     Interest Expense. Interest expense for the six months ended June 30, 2009 was $0.5 million compared to $1.5 million in the six months ended June 30, 2008. The decrease was attributable to lower outstanding debt levels during the six months ending June 30, 2009.
     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2009 was $0.6 million compared to $0.4 million in the six months ended June 30, 2008. The increase was attributable to our share of the earnings of the Middle East Joint Venture during the six months ending June 30, 2009.
     Other Income, net. Other income, net for the six months ended June 30, 2009 was $0.3 million compared to $0.1 million in the six months ended June 30, 2008. The increase was primarily attributable to income of $0.4 million related to the settlement of a business interruption insurance claim for Hurricane Gustav, offset by net other expenses of $0.1 million.
     Income Taxes. Income tax expense for the six months ended June 30, 2009 was $4.8 million as compared to $7.8 million in the six months ended June 30, 2008. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 35.3% for the six months ended June 30, 2009 compared to 31.3% for the six months ended June 30, 2008. The higher tax rate in 2009 is primarily attributable to our utilization, during 2008, of R&D tax credits and extraterritorial income tax exclusion tax deductions available for years prior to December 31, 2007. In March and June 2008, we filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.1 million. The higher tax rate in 2009 is also the result of decreased availability of foreign tax credits and lower deductions for certain expenses related to production activities for the six months ended June 30, 2009, in comparison to the six months ended June 30, 2008.
     Income from Continuing Operations. Income from continuing operations was $8.7 million in the six months ended June 30, 2009 compared with $17.0 million in the six months ended June 30, 2008 as a result of the foregoing factors.
Liquidity and Capital Resources
     At June 30, 2009, we had working capital of $69.5 million, long-term debt of $6.0 million and stockholders’ equity of $226.5 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $22.9 million for the six months ended June 30, 2009 compared to $23.4 million for the six months ended June 30, 2008. The decrease in net cash provided by operating activities was primarily attributable to decreased profit and decreased customer prepayments for our products, partially offset by improved accounts receivable collections.
     Net Cash Used In Investing Activities. Our principal uses of cash are for capital expenditures and acquisitions. For the six months ended June 30, 2009 and 2008, we made capital expenditures of approximately $2.9 million and $5.6 million. We made equity investments in our unconsolidated affiliates of $2.0 million for the six months ended June 30, 2009, with no such investments for the six months ended June 30, 2008. Cash consideration paid for business acquisitions, net of cash acquired, was $8.2 million and $2.7 million for the six months ended June 30, 2009 and 2008 (see Note 2 to our condensed consolidated financial statements).
     Net Cash Used in Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility and proceeds from the exercise of warrants and stock options. Principal uses of cash include payments on our senior credit facility. Financing activities used net cash of $10.3 million for the six months ended June 30, 2009 compared to $17.8 million for the six months ended June 30, 2008. We made net repayments under our senior credit facility of $12.8 million and $22.4 million during the six months ended June 30, 2009 and 2008. We had proceeds from the exercise of stock options of $2.4 million and $3.1 million and from the excess tax benefits from stock-based compensation of $0.2 million and $1.7 million during the six months ended June 30, 2009 and 2008.
     Principal Debt Instruments. Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that we can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. As of June 30, 2009, we had an aggregate of approximately $6.1 million borrowed under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of June 30, 2009, availability under our senior credit facility was $160.1 million.
     Our availability in future periods is limited to the lesser of (a) three times our EBITDA on a trailing-twelve-months basis, which totals $167.2 million at June 30, 2009, less our outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of our debt that exceed one third of our EBITDA on a trailing-twelve-months basis. As such, given the decline in our EBITDA from the first to the second quarter, and the industry outlook for the remainder of the year, we expect availability to continue to decrease in 2009.
     The applicable interest rate of the senior credit facility is governed by our leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are made using prime. At June 30, 2009, the revolver portion of our credit facility bore interest at a rate of 1.4%, with interest payable monthly. At June 30, 2009, we had no outstanding borrowings under the swing line portion of our senior credit facility. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 5.5% during the first six months of 2009. The effective interest rate, excluding amortization of deferred loan costs, was 4.5% during the first six months of 2009. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of June 30, 2009, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 47.2 to 1.0, a leverage ratio of 0.13 to 1.0, and year-to-date capital expenditures of $2.9 million, which represents 14% of current year EBITDA. The senior credit facility is collateralized by substantially all of our assets.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. As of June 30, 2009, there was no outstanding balance on our Canadian revolving credit facility.
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
     Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2009.
Subsequent Events
     In July 2009, we received proceeds of $1.1 million related to the settlement of a business interruption insurance claim for Hurricane Ike. These proceeds will be reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2009.
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
     We recognized $23.5 million of goodwill impairment for our pressure and flow control reporting unit for the year ended December 31, 2008. During the first six months of 2009, we assessed the following indicators of impairment, and determined that there were no triggering events that would require an interim goodwill impairment test:
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
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and sets forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of SFAS No. 165 on June 30, 2009. The adoption of SFAS No. 165 did not have any impact on our consolidated financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of June 30, 2009, our senior credit facility, whose interest rate floats with the Base Rate (as defined in the senior credit facility) or LIBOR, had a principal balance of $6.0 million. A 1.0% increase in interest rates could result in a $60,000 increase in annual interest expense based on the June 30, 2009 outstanding principal balance. As of June 30, 2009, our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     We are also exposed to some market risk due to the foreign currency exchange rates related to our Canadian and Indian operations and our unconsolidated affiliates in Mexico and Dubai. Less than 1% of our net assets are impacted by changes in foreign currency in relation to the United States dollar.
     The functional currency for most of our international operations is the United States dollar. The accounting records for all of our international subsidiaries are maintained in local currencies.

     Results of operations for foreign subsidiaries with functional currencies other than the United States dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $0.7 million adjustment to our equity account for the six months ended June 30, 2009 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For non-U.S. subsidiaries where the functional currency is the United States dollar, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. Monetary assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are reflected in results of operations when incurred. We recorded a loss of approximately $148,000 during the six months ended June 30, 2009.

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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements contained in or incorporated by reference in this Quarterly Report, our filings with the SEC, and our public releases, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided therein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “budget,” “predict,” “project,” “expect” and similar expressions identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our subsequent SEC filings.
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
     Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly

Report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our subsequent SEC filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders
     The 2009 Annual Meeting of Stockholders of the Company was held on June 4, 2009 to (i) elect three members to Class II of the Board of Directors, (ii) to vote on a proposal to amend and restate the Company’s 2002 Stock Incentive Plan primarily to increase the number of shares of common stock authorized for issuance thereunder from 2,000,000 to 2,623,000, and (iii) to ratify the selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2009.
     At the Annual Meeting, James M. Tidwell, Robert L. Ayers and Thomas R. Bates, Jr. were each elected as Class II directors with terms to expire at the 2012 Annual Meeting. As a result of the Board redesignation of Mr. Tidwell from a Class II to a Class I director on June 4, 2009, Mr. Tidwell’s term will expire in 2011. Additionally, Steven W. Krablin’s term will expire in 2011 and Lisa W. Rodriguez’s term will expire in 2010. The proposal to amend and restate the Company’s 2002 Stock Incentive Plan was approved by the stockholders. The proposal to ratify the selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2009 was ratified. The detailed results are presented below:
          Proposal One — Election of Class II Directors

	Number of Votes	Number of Votes
	Voted For	Withheld
James M. Tidwell	10,097,598	1,303,931
Robert L. Ayers	10,870,569	530,960
Thomas R. Bates, Jr	10,800,742	600,787
          Proposal Two — Amendment and Restatement of the 2002 Stock Incentive Plan Primarily to Increase the Number of Shares Available Thereunder

Number of Votes	Number of Votes	Number of Votes	Number of Broker
Voted For	Voted Against	Abstaining	Non-Votes
6,624,208	2,350,344	384,169	2,042,808
          Proposal Three — Proposal to ratify the selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2009

Number of Votes	Number of Votes	Number of Votes
Voted For	Voted Against	Abstaining
11,133,841	77,050	190,638

Item 6.	Exhibits

Exhibit Number		Identification of Exhibit

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3

Exhibit Number		Identification of Exhibit

Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.6	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective June 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2009).

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August 2009.

T-3 ENERGY SERVICES, INC.
By:	/s/ JAMES M. MITCHELL
James M. Mitchell (Chief Financial
Officer and Senior Vice President)

INDEX TO EXHIBITS

Exhibit Number		Identification of Exhibit

3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

3.6	—	Amendment to Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective June 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2009).

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.