Form 10-Q
period 2009-09-30
T-3 ENERGY SERVICES INC
filed 2009-11-04
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 2, 2009 the registrant had 12,951,125 shares of common stock outstanding.

FORM 10-Q
PART I

i

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,797	$838
Accounts receivable — trade, net	32,159	47,822
Inventories	58,158	58,422
Deferred income taxes	6,962	5,131
Prepaids and other current assets	3,220	4,585

Total current assets	103,296	116,798

Property and equipment, net	48,770	46,071
Goodwill, net	88,563	87,929
Other intangible assets, net	32,607	33,477
Other assets	5,499	2,837

Total assets	$278,735	$287,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$17,044	$26,331
Accrued expenses and other	16,910	19,274
Current maturities of long-term debt	—	5

Total current liabilities	33,954	45,610

Long-term debt, less current maturities	—	18,753
Other long-term liabilities	1,091	1,628
Deferred income taxes	10,898	10,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 12,950,458 and 12,547,458 shares issued and outstanding at September 30, 2009 and December 31, 2008	13	13
Warrants, 10,157 issued and outstanding at September 30, 2009 and December 31, 2008	20	20
Additional paid-in capital	178,601	171,042
Retained earnings	52,823	40,036
Accumulated other comprehensive income (loss)	1,335	(16)

Total stockholders’ equity	232,792	211,095

Total liabilities and stockholders’ equity	$278,735	$287,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Products	$39,098	$59,635	$141,645	$175,386
Services	8,392	10,203	24,379	31,312

	47,490	69,838	166,024	206,698

Cost of revenues:
Products	25,819	37,440	90,226	107,815
Services	5,049	6,100	14,488	18,334

	30,868	43,540	104,714	126,149

Gross profit	16,622	26,298	61,310	80,549

Selling, general and administrative expenses	12,876	15,696	44,422	44,226

Income from operations	3,746	10,602	16,888	36,323

Interest expense	(159)	(453)	(641)	(1,946)

Interest income	15	80	15	143

Equity in earnings (loss) of unconsolidated affiliates	359	(206)	912	175

Other income, net	1,219	42	1,469	168

Income from continuing operations before provision for income taxes	5,180	10,065	18,643	34,863

Provision for income taxes	1,101	5,359	5,856	13,128

Income from continuing operations	4,079	4,706	12,787	21,735

Loss from discontinued operations, net of tax	—	(9)	—	(20)

Net income	$4,079	$4,697	$12,787	$21,715

Basic earnings per common share:
Continuing operations	$.32	$.38	$1.01	$1.75

Discontinued operations	$—	$—	$—	$—

Net income per common share	$.32	$.38	$1.01	$1.75

Diluted earnings per common share:
Continuing operations	$.32	$.37	$1.00	$1.69

Discontinued operations	$—	$—	$—	$—

Net income per common share	$.32	$.37	$1.00	$1.69

Weighted average common shares outstanding:
Basic	12,811	12,504	12,660	12,437

Diluted	12,887	12,872	12,758	12,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,787	$21,715
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	20
Bad debt expense	361	340
Depreciation and amortization	6,484	6,444
Amortization of deferred loan costs	171	174
Loss (gain) on sale of assets	18	(33)
Write-off of property and equipment, net	93	25
Deferred taxes	(1,137)	(718)
Employee stock-based compensation expense	5,026	4,025
Excess tax benefits from stock-based compensation	(122)	(1,688)
Equity in earnings of unconsolidated affiliate	(912)	(175)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	17,445	1,249
Inventories	3,176	(12,630)
Prepaids and other current assets	1,497	(539)
Other assets	58	(219)
Accounts payable — trade	(10,325)	3,452
Accrued expenses and other	(2,840)	5,868

Net cash provided by operating activities	31,780	27,310

Cash flows from investing activities:
Purchases of property and equipment	(4,181)	(7,488)
Proceeds from sales of property and equipment	116	92
Equity investments in unconsolidated affiliates	(2,039)	—
Cash paid for acquisitions, net of cash acquired	(7,474)	(2,732)

Net cash used in investing activities	(13,578)	(10,128)

Cash flows from financing activities:
Net borrowings (repayments) under swing line credit facility	(750)	4,414
Borrowings on revolving credit facility	19,000	—
Repayments on revolving credit facility	(37,000)	(34,000)
Payments on long-term debt	(113)	(93)
Debt financing costs	—	(78)
Proceeds from exercise of stock options	2,404	3,084
Proceeds from exercise of warrants	—	38
Excess tax benefits from stock-based compensation	122	1,688

Net cash used in financing activities	(16,337)	(24,947)

Effect of exchange rate changes on cash and cash equivalents	94	(137)

Net increase (decrease) in cash and cash equivalents	1,959	(7,902)
Cash and cash equivalents, beginning of period	838	9,522

Cash and cash equivalents, end of period	$2,797	$1,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,079	$4,697	$12,787	$21,715

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	679	(650)	1,351	(1,120)

Comprehensive income	$4,758	$4,047	$14,138	$20,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     T-3 Energy Services, Inc. has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its wholly owned subsidiaries (collectively, “T-3” or the “Company”). The Company accounts for its 50% investments in its unconsolidated Mexico and Dubai affiliates under the equity method of accounting, and has eliminated all significant intercompany balances and transactions in consolidation. Operating results for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The Company has made certain reclassifications to conform prior year financial information to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments. The Company’s long-term debt consists of its revolving credit facility. The December 31, 2008 carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.
Goodwill and Other Long-Lived Assets
     The Company tests for the impairment of goodwill on at least an annual basis. The Company will perform its 2009 annual test of impairment of goodwill as of October 1.
     The Company recognized $23.5 million of goodwill impairment for its pressure and flow control reporting unit for the year ended December 31, 2008. At December 31, 2008, the wellhead and pipeline reporting units were not considered to be impaired as the estimated fair value exceeded the recorded net book value of these reporting units by 6% and 23%. At September 30, 2009, goodwill by reporting unit was $71.4 million, $13.6 million and $3.6 million for the pressure and flow control, wellhead and pipeline reporting units.
     During the first nine months of 2009, the Company has assessed the following indicators of impairment, and determined there were no triggering events that would require an interim goodwill impairment test:
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
     The Company has no indefinite-lived intangible assets. The Company tests for the impairment of other long-lived assets upon the occurrence of a triggering event based upon indicators such as:

•	changes in the nature of the assets;

•	changes in the future economic benefit of the assets; and/or

•	changes in any historical or future profitability measurements and other external market conditions or factors that may be present.
     The Company has assessed the current market conditions and has concluded, at the present time, that no triggering events requiring an impairment analysis of long-lived assets have occurred in 2009. The Company will continue to monitor for events or conditions that could change this assessment.
New Accounting Pronouncements
     In September 2006, new accounting principles were issued that define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about fair value measurements. The initial application of these new principles is limited to financial assets and liabilities and non-financial assets and liabilities recognized at fair value on a recurring basis. The Company adopted these principles on January 1, 2008. The adoption of the new principles did not have any impact on the Company’s consolidated financial position, results of operations and cash flows. On January 1, 2009, these new principles became effective on a prospective basis for non-financial assets and liabilities for which companies do not measure fair value on a recurring basis. The application of the new principles to the Company’s non-financial assets and liabilities will primarily relate to assets acquired and liabilities assumed in a business combination and asset impairments, including goodwill and long-lived assets. The Company does not expect this application of the new principles to have a material impact on the its consolidated financial position, results of operations and cash flows.
     In December 2007, new accounting principles were issued that change the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. These new principles are effective for annual periods beginning after December 15, 2008, with prospective application for all business combinations entered into after the date of adoption. The Company adopted these new principles on January 1, 2009. Due to the adoption of these new principles during the first quarter of 2009, approximately $125,000 of transaction costs were expensed that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable. Management does not expect the provisions of these new principles that modify the income statement recognition associated with changes to deferred tax valuation allowances and tax uncertainties established in connection with prior business combinations to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In May 2009, new accounting principles were issued that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new principles are effective for interim and annual periods ending after June 15, 2009 and set forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date. The Company adopted these new principles on June 30, 2009. The adoption of these new principles did not have any impact on the Company’s consolidated financial position, results of operations and cash flows.
Subsequent Events
     The Company’s management has evaluated subsequent events for events or transactions that have occurred after September 30, 2009 through the date of the filing of this Form 10-Q.
     No events or transactions have occurred during this period that the Company feels should be recognized or disclosed in the September 30, 2009 financial statements.

2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On March 4, 2009, the Company purchased the assets of the surface wellhead business of Azura Energy Systems Surface, Inc. (“Azura”) for $8.1 million in cash (subject to a customary working capital adjustment) plus the assumption of accounts payable and other liabilities. During the third quarter of 2009, the Company finalized the working capital adjustment and the purchase amount was subsequently adjusted to $7.4 million. This business, when consolidated with the Company’s current wellhead business, provides additional geographic locations in key markets and allow consolidation of several facilities where both the Company and Azura are presently located. The Company funded the purchase of these assets from its working capital and the use of its senior credit facility.
     On May 29, 2008, the Company exercised its option to purchase certain fixed assets and inventory of HP&T Products, Inc. in India (“HP&T”) at their estimated fair value of $0.4 million. During the first quarter of 2009, the Company made a further payment of $0.1 million based on the final fair market valuation of the fixed assets and inventory. The Company funded the purchase of these assets from the Company’s working capital and the use of its senior credit facility.
     On January 24, 2008, the Company completed the purchase of Pinnacle Wellhead, Inc. (“Pinnacle”) for approximately $2.3 million, net of cash acquired. Pinnacle is located in Oklahoma City, Oklahoma and has been in business for over twenty years as a service provider that assembles, tests, installs and performs repairs on wellhead production products, primarily in Oklahoma. The Company funded this acquisition from the Company’s working capital and the use of its senior credit facility.
     These acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The Company allocated the purchase prices to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The Company recorded as goodwill the excess of the purchase price over the net assets acquired. The Company considers the balances included in the consolidated balance sheets at December 31, 2008 and September 30, 2009 related to the Pinnacle acquisition to be final. The Company based the balances included in the consolidated balance sheets at December 31, 2008 related to the HP&T acquisition on preliminary information and, at September 30, 2009, the Company considers these balances to be final. During the three months ended September 30, 2009, the Company revised the balances related to the Azura acquisition but these balances are based on preliminary information and are subject to change when final asset valuations are determined and the potential for liabilities has been evaluated. These acquisitions are not material to the Company’s condensed consolidated financial statements, and therefore the Company does not present a preliminary purchase price allocation and pro forma information.
     The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008
Fair value of tangible and intangible assets, net of cash acquired	$8,798	$2,801
Goodwill recorded	—	758
Total liabilities assumed	(1,324)	(827)
Common stock issued	—	—

Cash paid for acquisitions, net of cash acquired	$7,474	$2,732

Dispositions
     During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments. The assets of the products and distribution segments sold constituted businesses and thus we reported their results of operations as discontinued operations. The Company had no income or loss from discontinued

operations for the three or nine months ended September 30, 2009. The Company’s loss before income taxes from discontinued operations for the three and nine months ended September 30, 2008 was not significant.
3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$6,185	$8,063
Work in process	13,095	14,680
Finished goods and component parts	38,878	35,679

	$58,158	$58,422

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of September 30, 2009, the Company had no outstanding borrowings under its senior credit facility and Canadian revolving credit facility. The senior credit facility provides, among other covenants and restrictions, that the Company complies with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA (as defined under the senior credit facility). As of September 30, 2009, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 50.2 to 1.0, a leverage ratio of 0.01 to 1.0, and year-to-date capital expenditures of $4.2 million, which represents 14% of current year EBITDA.
     As of September 30, 2009, the Company’s availability under its senior credit facility was $151.5 million. The Company’s availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which totals $151.8 million at September 30, 2009, less the Company’s outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under the Company’s senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information related to the Company’s debt.
5. EARNINGS PER SHARE
     The Company computes basic net income per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2009 and 2008, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2009	2008
Numerator:
Income from continuing operations	$4,079	$4,706
Loss from discontinued operations	—	(9)

Net income	$4,079	$4,697

Denominator:
Weighted average common shares outstanding — basic	12,811	12,504
Shares for dilutive stock options, restricted stock and warrants	76	368

Weighted average common shares outstanding — diluted	12,887	12,872

Basic earnings per common share:
Continuing operations	$.32	$.38
Discontinued operations	—	—

Net income per common share	$.32	$.38

Diluted earnings per common share:
Continuing operations	$.32	$.37
Discontinued operations	—	—

Net income per common share	$.32	$.37

     For the three months ended September 30, 2009 and 2008, there were 846,000 and 574,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2008, there were 10,000 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2009	2008
Numerator:
Income from continuing operations	$12,787	$21,735
Loss from discontinued operations	—	(20)

Net income	$12,787	$21,715

Denominator:
Weighted average common shares outstanding — basic	12,660	12,437
Shares for dilutive stock options, restricted stock and warrants	98	448

Weighted average common shares outstanding — diluted	12,758	12,885

Basic earnings per common share:
Continuing operations	$1.01	$1.75
Discontinued operations	—	—

Net income per common share	$1.01	$1.75

Diluted earnings per common share:
Continuing operations	$1.00	$1.69
Discontinued operations	—	—

Net income per common share	$1.00	$1.69

     For the nine months ended September 30, 2009 and 2008, there were 974,000 and 178,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2008, there were 3,400 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

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
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and the Company holds all assets in the United States, Canada and India.

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended September 30:
2009
Revenues	$47,490	$—	$47,490
Depreciation and amortization	2,019	238	2,257
Income (loss) from operations	8,048	(4,302)	3,746
Capital expenditures	1,230	19	1,249
2008
Revenues	$69,838	$—	$69,838
Depreciation and amortization	1,733	267	2,000
Income (loss) from operations	17,749	(7,147)	10,602
Capital expenditures	1,553	309	1,862

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Nine months ended September 30:
2009
Revenues	$166,024	$—	$166,024
Depreciation and amortization	5,806	678	6,484
Income (loss) from operations	34,220	(17,332)	16,888
Capital expenditures	3,629	552	4,181
2008
Revenues	$206,698	$—	$206,698
Depreciation and amortization	5,511	933	6,444
Income (loss) from operations	54,604	(18,281)	36,323
Capital expenditures	6,658	830	7,488
7. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various legal actions arising in the ordinary course of business.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During the first nine months of 2009, the Company recorded approximately $140,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination. The Company anticipates the environmental monitoring activities, for which the Company bears partial liability, to continue at least through the year 2024. Although the Company currently believes that it is more likely than not that it will incur future remediation costs at this site, it has not accrued for these costs beyond the estimated Phase III assessment costs as it is presently unable to estimate those future costs that may be incurred in connection with this indemnification agreement.

     The Company has been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and Illinois state law. Management believes that the Company’s involvement at this site was minimal. While no agency-approved final allocation has been made of the Company’s liability with respect to the Lake Calumet Cluster site, management does not expect that its ultimate share of remediation costs will have a material impact on its financial position, results of operations or cash flows.
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiff claimed that the bolts failed and were replaced at a cost of approximately $3.0 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company has appealed this decision and has accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007.
     At September 30, 2009, the Company had no significant letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 403,000 shares of common stock during the nine months ended September 30, 2009 as the result of 275,000 stock options exercised by option holders under the Company’s 2002 Stock Incentive Plan and the granting of 128,000 shares of restricted stock to Company employees and members of the Company’s Board of Directors.
Warrants
     There were no warrants exercised during the nine months ended September 30, 2009. At September 30, 2009, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding. Each of these warrants expire on December 17, 2011.
Additional Paid-In Capital
     During the nine months ended September 30, 2009, additional paid-in capital increased as a result of the compensation cost recorded, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan, after an amendment approved by the stockholders on June 4, 2009, provides for the issuance of up to 2,623,000 shares of common stock thereunder, and will remain in effect until December 31, 2011, unless terminated earlier. Stock options granted will reduce the number of available shares under the Plan on a one share for one share basis, whereas restricted stock will reduce the number of available shares under the Plan on a 1.22 shares for one share basis. As of September 30, 2009, the Company had 329,126 equivalent shares available for issuance as stock options or 269,776 equivalent shares available for issuance as restricted stock in connection with the Plan. Outstanding stock options and unvested restricted stock awards under the Plan as of September 30, 2009 were 1,215,007 shares and 134,700 shares.

Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The Company amortizes to expense, on a straight-line basis over the vesting period, the fair value of the options. The Company has recorded an estimate for forfeitures of awards of stock options. The Company will adjust this estimate as actual forfeitures differ from the estimate. The Company estimated the fair value of each stock option on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. The Company estimated the expected volatility based on historical and implied volatilities of the Company’s stock and historical and implied volatilities of comparable companies. The Company based the expected term on historical employee exercises of options. The Company based the risk-free interest rate upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during 2009 and 2008 were as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2008
Expected volatility	57.96%	50.00%
Risk-free interest rate	2.33%	2.28%
Expected term (in years)	4.5	4.7
     The Company granted 207,500 and 436,500 options during the nine months ended September 30, 2009 and 2008. The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $7.65 and $19.13. The Company recognized employee stock-based compensation expense related to stock options of $1,317,000 and $1,308,000 during the three months ended September 30, 2009 and 2008 and $4,485,000 and $3,390,000 during the nine months ended September 30, 2009 and 2008. As further discussed in Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, the stock-based compensation expense related to stock options for the nine months ended September 30, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement.
     On June 4, 2009, the Company converted phantom stock options awarded to Steven W. Krablin, representing the value of the right to acquire 100,000 shares of the Company’s stock to 100,000 stock options granted pursuant to the Plan. The Company originally awarded these phantom stock options on March 23, 2009, in connection with Mr. Krablin’s appointment as President, Chief Executive Officer and Chairman of the Board, and they had a strike price of $14.85, which was equal to the fair market value of the Company’s common stock on March 23, 2009. The terms and conditions of the stock options are unchanged from the terms and conditions of the phantom stock options. These stock options will vest one-half on March 23, 2010 and one-half on March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company. For further discussion of Mr. Krablin’s appointment, please refer to Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2009.
Restricted Stock Awards
     On June 4, 2009, the Company converted a phantom 10,000 share restricted stock grant to Mr. Krablin to a grant of 10,000 shares of restricted stock granted pursuant to the Plan. The Company originally awarded this phantom restricted stock grant on March 23, 2009, in connection with Mr. Krablin’s appointment with the Company. The Company determined the fair value of these restricted shares based on the closing price of the Company’s stock on June 4, 2009. This restricted stock grant will vest one-half on March 23, 2010, with the other half vesting March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company.
     Additionally, on June 4, 2009, the Company granted 102,000 shares of restricted stock to certain employees of the Company and 16,000 shares of restricted stock to non-executive members of the Board of Directors. The Company determined the fair value of these restricted shares based on the closing price of the Company’s stock on the grant date. The shares granted to employees will vest annually in one-third increments beginning on June 4, 2011, and the shares granted to the Board members will vest on June 4, 2010.
     The Company recognized employee stock-based compensation expense related to restricted stock awards of $232,000 and $212,000 during the three months ended September 30, 2009 and 2008 and $541,000 and $635,000 during the nine months ended September 30, 2009 and 2008.
10. INCOME TAXES
     The Company’s effective tax rate was 21.3% for the three months ended September 30, 2009 compared to 53.2% for the three months ended September 30, 2008. The tax rate was lower than the statutory rate in 2009 primarily due to $0.5 million of tax benefits from prior periods that were realized as a result of the expiration of the statute of limitations in the U.S. The tax rate in 2008 was higher than the statutory rate primarily due to $2.6 million of non-recurring non-deductible costs, of which $0.4 million of these costs were recorded in the second quarter of 2008, related to the pursuit of strategic alternatives for the Company.
     The Company’s effective tax rate was 31.4% for the nine months ended September 30, 2009 compared to 37.7% for the nine months ended September 30, 2008. The tax rate was lower than the statutory tax rate in 2009 primarily due to $0.5 million of tax benefits from prior years that were realized as a result of the expiration of the statute of limitations in the U.S. The tax rate in 2008 was higher than the statutory rate primarily due to $2.6 million of non-recurring non-deductible costs incurred in 2008 related to the pursuit of strategic alternatives for the Company as well as non-deductible employee compensation costs. These were partially offset by extraterritorial income tax deductions.
11. OTHER
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
     Strategic Alternatives Costs
     During the nine months ended September 30, 2008, approximately $4.7 million of costs were incurred related to the pursuit of strategic alternatives for the Company, of which $2.2 million were incurred in the three months ended September 30, 2008 and $2.5 million were incurred in the three months ended June 30, 2008. The Company classified these costs as selling, general and administrative expenses within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The Company did not incur any similar costs during the three or nine months ended September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 75%, 18% and 7% of our total revenue for the three months ended September 30, 2009 and 77%, 16% and 7% of our total revenue for the nine months ended September 30, 2009. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 77% and 82% and aftermarket parts and services generated 23% and 18% of our total revenues for the three and nine months ended September 30, 2009.
Outlook
     Our business is driven by the level and complexity of worldwide oil and natural gas drilling and completion, which is, in turn, primarily driven by current and anticipated price levels for oil and natural gas. We believe that oil and gas market prices and the drilling rig count in the United States, Canada and international markets serve as key indirect indicators of demand for the products we manufacture and sell and for the services we provide.  The following table sets forth average oil and gas price information and average monthly rig count data for each fiscal quarter for the past two years:

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count
September 30, 2007	$75.46	$6.25	1,788	348	1,020
December 31, 2007	$90.68	$7.40	1,790	356	1,017
March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,864	169	1,084
September 30, 2008	$118.05	$9.00	1,978	432	1,096
December 31, 2008	$58.35	$6.38	1,898	408	1,090
March 31, 2009	$42.91	$4.49	1,326	329	1,025
June 30, 2009	$59.44	$3.80	936	90	982
September 30, 2009	$68.20	$3.42	973	187	969
Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).
     As noted in the table above, during the third quarter, the average worldwide rig count increased 6% from the second quarter of 2009; unfortunately, these levels were approximately 39% below their peak quarterly average in the third quarter of 2008. Activity levels were particularly depressed in the United States where average quarterly drilling during 2009 was down approximately 45% from their third quarter 2008 average.
     During the quarter, our revenues and earnings declined as our business continued to approach current bookings levels and backlog continued to decline. Our backlog at September 30, 2009 was $41.2 million, which is down $4.2 million from June 30, 2009 and $34.9 million from December 31, 2008. Despite the depressed levels of domestic drilling, we have succeeded in selling product outside of the United States, and approximately

50% of third quarter revenues came from orders destined for use outside of the United States. Overall booking levels appear to have stabilized, and we booked approximately $43.3 million in the third quarter, up from $41.8 million during the second quarter of 2009. Although fourth quarter bookings may seasonally decline as companies postpone certain orders during the holiday season, we believe the longer-term trend is positive. During the quarter, revenues for repair, remanufacturing and service work, which typically increases ahead of our main product lines, all improved. Beyond 2009, we believe the long-term outlook for our industry remains positive, although the timing for a recovery is uncertain.
Results of Operations
Three Months ended September 30, 2009 Compared with Three Months ended September 30, 2008
     Revenues. Revenues decreased $22.3 million, or 32.0%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our pressure and flow control products revenue decreased approximately $13.9 million, or 28.1%, from the three months ended September 30, 2008, primarily due to decreased purchases by our customers, which is attributable to decreased demand resulting from the depressed global economy and consequent lower commodity prices and their effects on drilling activities. Our wellhead product line revenues decreased approximately $2.5 million, or 22.1%, from the three months ended September 30, 2008, primarily due to decreased purchases by our customers, which is due to the depressed global economy and resulting lower activity in 2009 with certain larger customers. Our pipeline product line revenues decreased approximately $5.9 million, or 65.2%, from the three months ended September 30, 2008, due to a decrease in bookings for larger pipeline-related projects quarter-over-quarter, which is a result of the depressed global economy. Across all three product lines, we have experienced pricing pressures that have resulted in a decrease in our standard pricing on some of our product offerings. Additionally, our wellhead and pipeline product line businesses are closely tied to North American drilling and production activities, and the drop in their revenues resulted from the 52% decrease in the third quarter of 2009 average North American rig counts from their third quarter of 2008 high.
     Gross Profit. Gross profit as a percentage of revenues was 35.0% in the three months ended September 30, 2009 compared to 37.7% in the three months ended September 30, 2008. Gross profit margin was lower in 2009 primarily due to pricing pressure across all three product lines, an increase in our slow-moving inventory reserve for our wellhead product line and delays in our ability to secure low-cost country sourcing for some of our wellhead product offerings. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 36.3%, 29.8% and 29.0% for the three months ended September 30, 2009 compared to 37.6%, 40.9% and 34.1% for the three months ended September 30, 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.8 million, or 18%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Selling, general and administrative expenses for the three months ended September 30, 2008 included $2.2 million of costs related to the pursuit of strategic alternatives. Selling, general and administrative expenses, excluding the strategic alternative costs in 2008, decreased $0.6 million during the three months ended September 30, 2009 primarily due to a $0.3 million decrease in bad debt expense and a $0.2 million decrease in legal and environmental expenses.
     Interest Expense. Interest expense for the three months ended September 30, 2009 was $0.2 million compared to $0.5 million in the three months ended September 30, 2008. The decrease was attributable to lower outstanding debt levels during the three months ending September 30, 2009.
     Equity in Earnings (Loss) of Unconsolidated Affiliates. Equity in earnings (loss) of unconsolidated affiliates for the three months ended September 30, 2009 was $0.4 million compared to ($0.2) million in the three months ended September 30, 2008. The increase was attributable to our share of the earnings of our joint ventures in Mexico and Dubai during the three months ending September 30, 2009.
     Other Income, Net. Other income, net for the three months ended September 30, 2009 was $1.2 million compared to $42,000 in the three months ended September 30, 2008. The increase was primarily attributable to income of $1.1 million related to the settlement of a business interruption insurance claim for Hurricane Ike.

     Income Taxes. Income tax expense for the three months ended September 30, 2009 was $1.1 million as compared to $5.4 million in the three months ended September 30, 2008. Our effective tax rate was 21.3% for the three months ended September 30, 2009 compared to 53.2% for the three months ended September 30, 2008. The tax rate was lower than the statutory rate in 2009 primarily due to $0.5 million of tax benefits from prior periods that were realized as a result of the expiration of the statute of limitations in the U.S. The tax rate in 2008 was higher than the statutory rate primarily due to $2.6 million of non-recurring non-deductible costs, of which $0.4 million of these costs were recorded in the second quarter of 2008, related to the pursuit of strategic alternatives.
     Income from Continuing Operations. Income from continuing operations was $4.1 million in the three months ended September 30, 2009 compared with $4.7 million in the three months ended September 30, 2008 as a result of the foregoing factors.
Nine Months ended September 30, 2009 Compared with Nine Months ended September 30, 2008
     Revenues. Revenues decreased $40.7 million, or 19.7%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our pressure and flow control products revenue decreased approximately $20.7 million, or 13.9%, from the nine months ended September 30, 2008, primarily due to decreased purchases by our customers, which is attributable to decreased demand for our pressure and flow control products and services resulting from the depressed global economy and consequent lower commodity prices and their effects on drilling activities. Our wellhead product line revenues decreased approximately $4.6 million, or 14.8%, from the nine months ended September 30, 2008, primarily due to decreased purchases by our customers, which is due to the depressed global economy and resulting lower activity in 2009 with certain larger customers. Our pipeline product line revenues decreased approximately $15.4 million, or 58.2%, from the nine months ended September 30, 2008, due to a decrease in bookings for larger pipeline-related projects period-over-period, which is a result of the depressed global economy. Across all three product lines, we have experienced pricing pressures that have resulted in a decrease in our standard pricing on some of our product offerings. Additionally, our wellhead and pipeline product line businesses are closely tied to North American drilling and production activities, and the drop in their revenues resulted from the 47% decrease in year-to-date average North American rig counts from their third quarter of 2008 high.
     Gross Profit. Gross profit as a percentage of revenues was 36.9% in the nine months ended September 30, 2009 compared to 39.0% in the nine months ended September 30, 2008. Gross profit margin was lower in 2009 primarily due to pricing pressure across all three product lines, an increase in our slow-moving inventory reserve for our wellhead product line and delays in our ability to secure low-cost country sourcing for some of our wellhead product offerings. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 38.7%, 30.6% and 30.0% for the nine months ended September 30, 2009 compared to 38.9%, 40.8% and 37.5% for the nine months ended September 30, 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million, or 0.4%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 included $3.9 million of separation costs for our former President, Chief Executive Officer and Chairman of the Board, as well as $0.1 million related to Azura acquisition costs. Selling, general and administrative expenses for the nine months ended September 30, 2008 included $4.7 million of costs related to the pursuit of strategic alternatives. Selling, general and administrative expenses, excluding the separation and Azura costs in 2009 and the strategic alternatives costs in 2008, increased $0.9 million primarily due to increased employee stock-based compensation expense of $0.4 million, abandoned acquisition costs of $0.2 million and facility closing costs of $0.1 million.
     Interest Expense. Interest expense for the nine months ended September 30, 2009 was $0.6 million compared to $1.9 million in the nine months ended September 30, 2008. The decrease was attributable to lower outstanding debt levels during the nine months ending September 30, 2009.

     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2009 was $0.9 million compared to $0.2 million in the nine months ended September 30, 2008. The increase was attributable to our share of the earnings of our joint ventures in Mexico and Dubai during the nine months ending September 30, 2009.
     Other Income, Net. Other income, net for the nine months ended September 30, 2009 was $1.5 million compared to $0.2 million in the nine months ended September 30, 2008. The increase was primarily attributable to income of $1.5 million related to the settlement of business interruption insurance claims for Hurricanes Gustav and Ike.
     Income Taxes. Income tax expense for the nine months ended September 30, 2009 was $5.9 million as compared to $13.1 million in the nine months ended September 30, 2008. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 31.4% for the nine months ended September 30, 2009 compared to 37.7% for the nine months ended September 30, 2008. The tax rate was lower than the statutory tax rate in 2009 primarily due to $0.5 million of tax benefits from prior years that were realized as a result of the expiration of the statute of limitations in the U.S. The tax rate in 2008 was higher than the statutory rate primarily due to $2.6 million of non-recurring non-deductible costs incurred in 2008 related to the pursuit of strategic alternatives as well as non-deductible employee compensation costs. These were partially offset by extraterritorial income tax deductions.
     Income from Continuing Operations. Income from continuing operations was $12.8 million in the nine months ended September 30, 2009 compared with $21.7 million in the nine months ended September 30, 2008 as a result of the foregoing factors.
Liquidity and Capital Resources
     At September 30, 2009, we had working capital of $69.3 million, no long-term debt and stockholders’ equity of $232.8 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $31.8 million for the nine months ended September 30, 2009 compared to $27.3 million for the nine months ended September 30, 2008. The increase in net cash provided by operating activities was primarily attributable to improved accounts receivable collections and increased customer prepayments for our products, partially offset by decreased profit and reductions in accounts payable.
     Net Cash Used in Investing Activities. Our principal uses of cash are for capital expenditures and acquisitions. For the nine months ended September 30, 2009 and 2008, we made capital expenditures of approximately $4.2 million and $7.5 million. We made equity investments in our unconsolidated affiliates of $2.0 million for the nine months ended September 30, 2009, with no such investments for the nine months ended September 30, 2008. Cash consideration paid for business acquisitions, net of cash acquired, was $7.5 million and $2.7 million for the nine months ended September 30, 2009 and 2008 (see Note 2 to our condensed consolidated financial statements).
     Net Cash Used in Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility and proceeds from the exercise of warrants and stock options. Principal uses of cash include payments on our senior credit facility. Financing activities used net cash of $16.3 million for the nine months ended September 30, 2009 compared to $24.9 million for the nine months ended September 30, 2008. We made net repayments under our senior credit facility of $18.8 million and $29.6 million during the nine months ended September 30, 2009 and 2008. We had proceeds from the exercise of stock options of $2.4 million and $3.1 million and from the excess tax benefits from stock-based compensation of $0.1 million and $1.7 million during the nine months ended September 30, 2009 and 2008.

     Principal Debt Instruments. Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that we can increase by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million. We expect to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. As of September 30, 2009, we had no outstanding balances under our senior credit facility and debt instruments entered into or assumed in connection with acquisitions, as well as other bank financings. As of September 30, 2009, availability under our senior credit facility was $151.5 million.
     Our availability in future periods is limited to the lesser of (a) three times our EBITDA on a trailing-twelve-months basis, which totals $151.8 million at September 30, 2009, less our outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of our debt that exceed one third of our EBITDA on a trailing-twelve-months basis.  As such, given the decline in our EBITDA from the second to the third quarter, and the industry outlook for the remainder of the year, we expect availability to continue to decrease in 2009.
     Our leverage ratio governs the applicable interest rate of the senior credit facility and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are at prime. At September 30, 2009, we had no outstanding borrowings under the revolver and swing line portions of our senior credit facility. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 5.7% during the first nine months of 2009. The effective interest rate, excluding amortization of deferred loan costs, was 4.5% during the first nine months of 2009. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time. The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of September 30, 2009, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 50.2 to 1.0, a leverage ratio of 0.01 to 1.0, and year-to-date capital expenditures of $4.2 million, which represents 14% of current year EBITDA. Substantially all of our assets collateralize the senior credit facility.
     Our senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. As of September 30, 2009, there was no outstanding balance on our Canadian revolving credit facility.
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, continued new product development and expansion of our geographic areas of operation, and financing obligations during 2009.
     We intend to make strategic acquisitions but cannot predict the timing, size or success of any strategic acquisition and the related potential capital commitments. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of our senior credit facility or new debt issuances, but we may also issue additional equity either directly or in connection with an acquisition. There can be no assurance that acquisition funds will be available at terms acceptable to us.
     Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2009.

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
     We recognized $23.5 million of goodwill impairment for our pressure and flow control reporting unit for the year ended December 31, 2008. At December 31, 2008, the wellhead and pipeline reporting units were not considered to be impaired as the estimated fair value exceeded the recorded net book value of these reporting units by 6% and 23%. At September 30, 2009, goodwill by reporting unit was $71.4 million, $13.6 million and $3.6 million for the pressure and flow control, wellhead and pipeline reporting units.
     During the first nine months of 2009, we assessed the following indicators of impairment, and determined there were no triggering events that would require an interim goodwill impairment test:
•	further, and sustained, deterioration in global economic conditions;

•	changes in our outlook for future profits and cash flows;

•	further reductions in the market price of our stock;

•	increased costs of capital; and/or

•	reductions in valuations of other public companies within our industry or valuations observed in acquisition transactions within our industry.
     We have no indefinite-lived intangible assets. We test for the impairment of other long-lived assets upon the occurrence of a triggering event based upon indicators such as:
•	changes in the nature of the assets;

•	changes in the future economic benefit of the assets; and/or

•	changes in any historical or future profitability measurements and other external market conditions or factors that may be present.
     We have assessed the current market conditions and have concluded, at the present time, that no triggering events requiring an impairment analysis of long-lived assets have occurred in 2009. We will continue to monitor for events or conditions that could change this assessment.
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

New Accounting Pronouncements
     In September 2006, new accounting principles were issued that define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about fair value measurements. The initial application of these new principles is limited to financial assets and liabilities and non-financial assets and liabilities recognized at fair value on a recurring basis. We adopted these principles on January 1, 2008. The adoption of the new principles did not have any impact on our consolidated financial position, results of operations and cash flows. On January 1, 2009, these new principles became effective on a prospective basis for non-financial assets and liabilities in which companies do not measure fair value on a recurring basis. The application of the new principles to our non-financial assets and liabilities will primarily relate to assets acquired and liabilities assumed in a business combination and asset impairments, including goodwill and long-lived assets. We do not expect this application of the new principles to have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2007, new accounting principles were issued that change the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. These new principles are effective for annual periods beginning after December 15, 2008, with prospective application for all business combinations entered into after the date of adoption. We adopted these new principles on January 1, 2009. Due to the adoption of these new principles during the first quarter of 2009, approximately $125,000 of transaction costs were expensed that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable. We do not expect the provisions of these new principles that modify the income statement recognition associated with changes to deferred tax valuation allowances and tax uncertainties established in connection with prior business combinations to have a material impact on our consolidated financial position, results of operations and cash flows.
     In May 2009, new accounting principles were issued that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new principles are effective for interim and annual periods ending after June 15, 2009 and set forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the we should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date. We adopted these new principles on June 30, 2009. The adoption of these new principles did not have any impact on our consolidated financial position, results of operations and cash flows.
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

     We largely base these forward-looking statements on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.
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
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of September 30, 2009, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
     The foreign currency exchange rates related to our Canadian and Indian operations and our unconsolidated affiliates in Mexico and Dubai also expose us to some market risk. However, the changes in foreign currency in relation to the United States dollar impact less than 1% of our net assets.
     The functional currency for most of our international operations is the United States dollar. We maintain the accounting records for all of our international subsidiaries in local currencies.
     We translate the results of operations for foreign subsidiaries with functional currencies other than the United States dollar using average exchange rates during the period. We translate assets and liabilities of these foreign subsidiaries using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $1.4 million adjustment to our equity account for the nine months ended September 30, 2009 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For our non-U.S. subsidiaries where the functional currency is the United States dollar, we translate our inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, at historical rates of exchange. We translate monetary assets and liabilities at current exchange rates. We translate all other revenues and expenses at average exchange rates. We recognize translation gains and losses for these subsidiaries in our results of operations during the period incurred. We reflect the gain or loss related to individual foreign currency transactions in results of operations when incurred. We recorded a loss of approximately $40,000 during the nine months ended September 30, 2009.

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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November 2009.

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