Form 10-K
period 2009-12-31
T-3 ENERGY SERVICES INC
filed 2010-03-05
CIK 879884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates was approximately $152,821,000 at June 30, 2009. As of March 4, 2010, there were 13,038,143 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this annual report on form 10-K for the year ending December 31, 2009 (this “Annual Report”).

FORM 10-K

Unless otherwise indicated, all references to “we,” “us,” “our” or “T-3” include T-3 Energy Services, Inc. and its consolidated subsidiaries.

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

As of March 5, 2010, we had 25 facilities, 24 of which were strategically located throughout North America and one of which was located in India. Additionally, we participate in joint ventures in Mexico and Dubai and have authorized repair centers, for which we share our technical know-how and expertise, in both Brazil and Norway. We focus on providing our customers rapid response times and flexible engineering solutions for value adding products and services. We believe that our original equipment products and brand name have gained strong market acceptance, resulting in greater sales to customers that use our products in both domestic and international operations.

We have three product lines: pressure and flow control, wellhead, and pipeline, which generated 74%, 20% and 6% of our total revenue for the year ended December 31, 2009. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 83% and aftermarket parts and services generated 17% of our total revenues for the year ended December 31, 2009. For additional information about our results of operations, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements beginning on page F-1 of this report and incorporated into “Item 8. Financial Statements and Supplementary Data.”

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

Wellhead.  We design, manufacture and provide aftermarket parts and services for wellhead equipment used for onshore oil and gas production. Our wellhead products include wellheads, production chokes, manifolds and production valves. Wellhead products are sold to oil and gas producers and are used during both the drilling and completion phases of an oil or gas well as well as during the productive life of a well.

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

Our Industry

The oilfield services industry in which we operate has historically experienced significant volatility and its activity level and profitability can fluctuate significantly in a short period of time. Demand for our products and services depends on the levels of spending and capital expenditures by our customers, which depends on the levels and complexity of drilling and completion activity in the oil and gas industry. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline gathering and transmission systems. These activity levels depend on factors including customers’ cash flow and ability to raise capital on attractive terms, current prices of oil and gas and customers’ expectations of oil and gas prices in the future.

Please read “Item 1A. Risk Factors — Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control,” and “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Outlook” for more information regarding these industry factors and events.

Our Products and Services

We design, manufacture, repair and service products used in the drilling and completion of new oil and gas wells, the workover of existing wells and the production and transportation of oil and gas used in onshore, offshore and subsea applications. These products include the following:

•	BOPs. A BOP is a large pressure control device located at the top of a well. During drilling operations, a series of BOPs are installed to control the pressure in the wellbore. When activated, BOPs seal the well and prevent fluids and gases from escaping, protecting the safety of the crew and maintaining the integrity of the rig and wellbore.

•	BOP control systems. Our BOP control systems are actuators that remotely open and close BOPs with hydraulic pressure.

•	Manifolds and control valves. Manifolds are arrangements of piping and valves used to control, distribute and monitor fluid flow. Control valves, which can be manually, hydraulically or electrically actuated, are valves used to control flow in a wide variety of oilfield and industrial applications. Our manifolds and control valves are used in oil and gas production, drilling and well servicing applications.

•	Chokes. A choke is a valve used to control fluid flow rates or reduce system pressure. Chokes are used in oil and gas production, drilling and well servicing applications and are often susceptible to erosion from exposure to abrasive and corrosive fluids. Chokes are available for both fixed and adjustable modes of operation.

•	Custom protective coatings. Our protective coatings consist of thin liquid or powder material that once applied over a structure prevents corrosion, wear and leakage problems. Our protective coatings are applied to a wide variety of oilfield and industrial products.

•	Elastomer products. Elastomer products, which are constructed of molded rubber and metal, are the sealing elements in BOPs and wellhead equipment. Elastomer products require frequent replacement to ensure proper BOP functioning.

•	Wellhead products. Our wellhead equipment includes wellheads, production chokes and production valves used for onshore oil and gas production. Wellhead equipment is installed directly on top of a completed well to ensure the safe and efficient flow of oil or gas from the wellbore to downstream separation and pipeline equipment. Wellhead equipment generally consists of a complex series of flanges, fittings and valves.

•	Pipeline products. Our pipeline products include a wide variety of valves for pipeline applications, including gate, ball, control and check valves. Pipeline valves and related products are used in gathering systems (pipelines connecting individual wellheads to a larger pipeline system) and interstate pipelines (pipelines used to deliver oil, gas and refined products over long distances).

•	Aftermarket parts and services. Equipment used in the oil and gas industry operates in harsh conditions and frequently requires new parts, ongoing refurbishment and repair services. Our aftermarket parts and services are focused on repair and remanufacture of BOPs, valves and other products and the installation and repair of wellhead and pipeline products. We provide aftermarket services for our products as well as other brands, including BOPs sold by many of our major competitors.

Customers and Markets

Our products are used in onshore, offshore and subsea applications and are marketed throughout the world. Our customer base consists of other oilfield service companies, major and independent oil and gas companies, national energy companies and pipeline companies. No single customer accounted for greater than 10% of our total revenues during 2009, 2008 or 2007.

Financial Information About Geographic Areas

Substantially all of our revenues are derived from domestic sources, including multi-national companies that operate in the United States and Canada, and all of our assets are held in the United States, Canada and India. Our products are ultimately deployed to substantially all oil and gas producing regions of the world, including, in addition to the United States and Canada, South America, Mexico, the Middle East, Africa, Europe and Russia. See footnote 14 to the consolidated financial statements included in this report for further discussion of our geographic segments.

Marketing

We market our products through a direct sales force, which consisted of 63 persons at December 31, 2009. We believe that our proximity to customers is a key to maintaining and expanding our business. Almost all of our sales are on a purchase order basis at fixed prices on normal 30-day trade terms. Large orders may be filled on negotiated terms appropriate to the order. International sales may be made with agent or representative arrangements, and significant international sales may be secured by letters of credit. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business.

Suppliers and Raw Materials

In each of our product lines, we acquire raw materials, new and used inventory and related equipment and parts from suppliers, including individual brokers, remanufacturing companies and original equipment manufacturers. We believe that the loss of any single supplier would not be significant to our business. We have not experienced a shortage of products that we sell or incorporate into our manufactured products. The prices we pay for our raw materials may be affected by, among other things:

•	energy, steel and other commodity prices;

•	tariffs and duties on imported materials; and

•	foreign currency exchange rates.

We have generally been successful in our effort to mitigate the financial impact of higher raw materials costs on our operations by adjusting prices on the products we sell. However, there can be no assurance that we will be able to continue to purchase these raw materials on a timely basis or at acceptable prices or that we would be able to pass on such increased prices to our customers.

Insurance

We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts we believe to be customary and reasonable. Although we believe we currently maintain insurance coverage adequate for the risks involved, there is a risk our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. Please read “Item 1A. Risk Factors — We may be faced with product liability claims, which could materially and adversely affect our earnings” and “— Uninsured or underinsured claims or litigation or an increase in our insurance premiums could adversely impact our results.”

Competition

Our products are sold in highly competitive markets. We compete in all areas of our operations with a number of other companies that have comparable or greater financial and other resources. Our primary competitors are Cameron International Corporation, National Oilwell Varco, Inc., GE Oil & Gas Group (including Vetco Gray and Hydril) and FMC Technologies. We also have numerous smaller competitors. We believe the principal competitive factors are product acceptance, reputation, timely delivery of products and services, price, manufacturing capabilities, patents, performance and dependability. We believe several factors give us a strong competitive position relative to our competitors. Most significant are our rapid response times to our customers’ original equipment product manufacturing and aftermarket demands and the market acceptance of our original equipment products with most of the leading drilling contractors.

Backlog

As of December 31, 2009 and 2008, we had a backlog of $34.5 million and $76.1 million, consisting of written orders or commitments believed to be firm contracts. These contracts are occasionally varied or modified by mutual consent and in some instances we may allow the cancellation by the customer on short notice without substantial penalty. As a result, our backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that approximately 80% of all of the orders and commitments included in backlog at December 31, 2009 will be completed by June 30, 2010, with the remaining 20% being completed by December 31, 2010.

Patents and Trademarks

Our business has historically relied upon technical know-how and experience rather than patented technology. However, we own, or have a license to use, a number of patents covering a variety of products. We believe that these patents have improved our reputation and may allow us to sell to customers and compete in areas where we have expertise without patents. Through our acquisition of HP&T Products, Inc., or HP&T, in October of 2007, we acquired patents, which expire at various dates between 2021 and 2023, related to valve and gate technology and actuators that we consider to be important to the continued growth of our business. See footnote 5 to the consolidated financial statements included in this report for further discussion of our patents and trademarks.

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

In response to studies suggesting that emissions of certain gases, including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere, many foreign nations, including Canada, have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” The Kyoto Protocol requires Canada to reduce its emissions of “greenhouse gases” to 6% below 1990 levels by 2012. As a result, it is possible that already stringent air emissions regulations applicable to our operations in Canada will be replaced with even stricter requirements prior to 2012. Although the United States is not participating in the Kyoto Protocol, President Obama has expressed support for, and Congress is actively considering climate change-related legislation that would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. Also, the U.S. Environmental Protection Agency, or EPA, has determined that greenhouse gases present an endangerment to public health and the environment and, consequently, has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources, as well as adopted regulations requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States. New federal, provincial, regional or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States or elsewhere in the world, including Canada, where we conduct business could adversely affect our operations and demand for our services and products.

Because of our interests outside the United States, we must comply with United States laws and other foreign jurisdiction laws related to pursuing, owning, and exploiting foreign investments, agreements and other relationships. We are subject to all such laws, including, but not limited to, the Foreign Corrupt Practices Act of 1977, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not protect us from acts committed by our employees or agents.

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

Our operations outside of the U.S. are potentially subject to similar foreign governmental controls governing the discharge of material into the environment and environmental protection. We believe that our foreign operations are in substantial compliance with current requirements of those governmental entities, and that compliance with these existing requirements has not had a materially adverse effect on our results of operations or finances. However, there is no assurance that this trend of compliance will continue in the future or that such compliance will not be material. For instance, any future restrictions on emissions of greenhouse gases that are imposed in foreign countries in which we operate, such as in Canada, pursuant to the Kyoto Protocol or other locally enforceable requirements could adversely affect demand for our services and products.

Employees

As of December 31, 2009, we had 628 employees, 223 of whom were salaried and 405 of whom were paid on an hourly basis. Substantially all of our work force is employed within the United States, Canada and India. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports and other information electronically with the United States Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

Our Internet address is www.t3energyservices.com. We make available free of charge, on or through the Investor Relations section of our Internet website, access to our filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC. Our website provides a hyperlink to a third party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also obtain information about us at the NASDAQ Global Select Market internet site (www.nasdaq.com). The contents of our website or any other website are not, and shall not be deemed to be, incorporated into or otherwise a part of this report.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference in this Annual Report, our filings with the SEC and our public releases, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided therein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “budget,” “predict,” “project,” “expect” and similar expressions identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated including, but not limited to, general economic and business conditions; global economic growth and activity; oil and natural gas market conditions; political and economic uncertainty; and other risks and uncertainties described elsewhere in this Report, including under “Item 1A. Risk Factors” included in this Annual Report and our subsequent Commission filings.

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

Historical prices for oil and gas have been volatile and are expected to continue to be volatile. For example, over the last two years West Texas Intermediate crude oil prices have ranged from as low as $32.40 per barrel to as high as $145.31 per barrel and were $80.21 per barrel on March 4, 2010. Similarly, NYMEX Henry-Hub natural gas prices have ranged from monthly averages as low as $3.30 per million British thermal units, or MMBtu, to as high as $12.77 per MMBtu during the last two years. This volatility has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services.

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

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by volatility in credit and capital markets, which may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. In the event of extreme prolonged market events, such as the global credit crisis experienced during the second half of 2007 that continued into 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Control of oil and gas reserves by state-owned oil companies may impact the demand for our services and create additional risks in our operations.

Much of the world’s oil and gas reserves are controlled by state-owned oil companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for the Company to meet. The failure to meet the local content requirements and other local standards may adversely impact the Company’s operations in those countries.

In addition, many state-owned oil companies may require integrated contracts or turn-key contracts that could require the Company to provide services outside its core business. Providing services on an integrated or turnkey basis generally requires the Company to assume additional risks.

Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.

At December 31, 2009, our backlog was approximately $34.5 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in reputational damage, which could cause the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock. In addition, we may allow some of these contracts to be cancelled by the customer on short notice without substantial penalty. The cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.

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

We have experienced significant revenue growth in past years. We believe this revenue growth was primarily attributable to our business expansion and to our advantage of delivering original equipment products and providing aftermarket services more rapidly than our competitors. To continue our expansion while maintaining our rapid response competitive advantage, we plan to further expand our operations by upgrading existing facilities and increasing manufacturing and repair capacity when appropriate based on market conditions. We believe our future success depends in part on our ability to manage this expansion when it is relevant. The following factors could present difficulties for us:

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

We may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services. Our competitors may introduce new products before we do and achieve a competitive advantage. Any such competitive failure could have a material adverse effect on our business, results of operations or financial condition.

The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill and/or long-lived assets.

In 2008, we incurred goodwill impairments related to our pressure and flow control reporting unit totaling $23.5 million. See footnote 4 to the consolidated financial statements included in this report for further discussion of our goodwill impairment. There were no significant long-lived asset impairments during 2007, 2008 or 2009, and there were no goodwill impairments during 2007 or 2009. As of December 31, 2009, we had approximately $88.8 million of goodwill and $81.4 million of long-lived assets. Our estimates of the value of our goodwill and/or long-lived assets could be further reduced as a result of our assessment of various factors, if they are sustained, which could have a material adverse effect on our business, results of operations or financial condition. The most important of these factors include:

•	further, and sustained, deterioration in global economic conditions;

•	changes in our outlook for future profits and cash flows;

•	reductions in the market price of our stock;

•	increased costs of capital; and/or

•	reductions in valuations of other public companies within our industry or valuations observed in acquisition transactions within our industry.

One of our competitive strengths is our established brand name, and to the extent any joint venture that we participate in uses our brand name and delivers products or services that are not up to our standards of quality or service, this could diminish the value of our brand name and adversely affect our business.

We currently participate in international joint ventures that use our brand name in which our rights and ability to control the joint ventures are limited. One of our competitive strengths is our established brand name and to the extent any such joint venture uses our brand name and delivers products and services that are not up to our standards of quality or service, our reputation and credibility could be damaged. Any such diminishment of the value of our brand name may lead to a loss in customer confidence, damage existing customer relationships, decrease market acceptance of our brand name, reduce demand for our goods and services, result in the loss of future business or impair our ability to expand in these markets, any of which could adversely affect our business, financial condition and results of operations.

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

We are dependent upon third-party sources, including competitors, for elastomer products used in the manufacture of some of our products, the availability of which cannot be assured. Any sustained interruption in the availability of these elastomer products could impair the manufacturing of our products and have a material adverse effect on our business, financial condition and results of operations. If there is a significant increase in the costs of such elastomer products and we are unable to pass the increased costs on to our customers in the form of higher prices, it could cause our cash flow and results of operations to decline.

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

We may be faced with product liability claims, which could materially and adversely affect our earnings.

Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment or suspension of operations. Despite our quality assurance measures, defects may occur in our products. Any defects could give rise to liability for damages, including consequential damages, and could impair the market’s acceptance of our products. Our contractual disclaimers of responsibility for consequential damages may not be effective. Although we carry product liability insurance as a part of our commercial general liability coverage, our insurance may not adequately cover our costs arising from defects in our products or otherwise.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for our services and products.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including sources emitting more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances authorizing emissions of greenhouse gases into the atmosphere. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the Obama Administration has indicated its support for legislation to reduce greenhouse gas emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or those of customers for whom we provide oil and natural gas-related manufactured products or associated repair and maintenance services could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in certain of our customers encountering increased costs or additional operating restrictions or delays in connection with their drilling activities in shale formations throughout the United States. This could negatively impact our operations and expansion efforts in the Marcellus Shale region.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of two companion bills, which are currently pending in the Energy and Commerce Committee and the Environmental and Public Works Committee of the House of Representatives and Senate, respectively, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens for companies engaged in hydraulic fracturing activities.

The adoption of any future federal or state laws or implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult for certain of our customers to complete natural gas wells in shale formations, including the Marcellus Shale in the northeastern United States, and increase the costs of compliance and doing business for our customers operating in these geographical areas. This could lead to a decrease in the demand for our services and have a material negative impact on our efforts to expand into the Marcellus Shale region, which we began in 2009.

Certain federal income tax deductions currently available with respect to the oil and gas exploration and production activities of certain of our customers may be eliminated as a result of future legislation.

Among the changes contained in President Obama’s budget proposal for fiscal year 2011, released by the White House on February 1, 2010, is the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.

The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our customers and cause them to reduce their capital expenditures. This could lead to a decrease in the demand for our services and have a material adverse impact on our financial condition and results of operations.

We are subject to political, economic and other uncertainties as we expand our international operations.

We intend to continue our expansion into international markets. Our international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

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

Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 per violation and a company that knowingly commits a violation can be fined up to $25 million per violation. In addition, both the Commission and the Department of Justice could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

Our industry has historically experienced shortages in the availability of qualified personnel. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.

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

The market price of our common stock has experienced, and will likely continue to experience, substantial volatility. During 2009, the sale prices of our common stock on The NASDAQ Global Select Market ranged from a low of $9.00 to a high of $27.31 per share. The closing sales price of our common stock on March 4, 2010 was $25.22 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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

We operated 25 facilities as of December 31, 2009. Our facilities range in size from 2,000 square feet to approximately 271,000 square feet of manufacturing, warehouse and sales and administrative space, or an aggregate of approximately 766,000 square feet. Of this total, 304,000 square feet of manufacturing and related space is located in leased premises under leases expiring at various dates through 2016.

	Size
Facility	(Square Feet)	Leased/Owned

Alvarado, Texas	20,000	Leased
Broussard, Louisiana	9,956	Leased
Buffalo, Texas	10,200	Leased
Clymer, Pennsylvania	10,000	Leased
Conway, Arkansas	7,500	Leased
Elmira, New York	3,000	Leased
Fort Nelson, British Columbia, Canada	4,000	Leased
Houma, Louisiana — Main Street	42,500	Owned
Houma, Louisiana — Venture Boulevard	56,000	Owned
Houston, Texas — Ardmore Street	271,000	Owned(1)
Houston, Texas — Creekmont Drive	44,550	Owned/Leased
Houston, Texas — Cypress N. Houston Road	35,000	Owned
Indiana, Pennsylvania	5,500	Leased
Indianapolis, Indiana	11,400	Leased
Jennings, Louisiana	25,000	Leased
Longview, Texas	44,500	Leased
Nisku, Alberta, Canada	33,000	Leased
Nisku, Alberta, Canada	13,000	Leased
Odessa, Texas	19,100	Owned
Oklahoma City, Oklahoma	16,000	Leased
Perryton, Texas	2,000	Leased
Pune, India	18,000	Leased
Robstown, Texas	10,000	Leased
Rock Springs, Wyoming	25,600	Leased
Shreveport, Louisiana	28,772	Leased

(1)	We exercised our purchase option right for our Ardmore facility during February 2008. The owner of this property contended that we failed to timely exercise our purchase option right under the base lease and a sublease, and we filed suit seeking a declaratory judgment that the purchase option right was valid and enforceable. The trial court granted summary judgment in our favor, finding the purchase option enforceable. However, the matter is currently on appeal. We have transferred the purchase price for the Ardmore facility to an escrow account pending final resolution of this dispute. If we are ultimately unsuccessful in enforcing our purchase option right, we may be required to find a new facility. In such an event, we believe that appropriate alternative properties are available, although likely at a higher cost.

At the current time, we believe that we have the capacity to meet our customers’ needs. During 2010, we may continue to expand or shift capacity by opening additional facilities or expanding current facilities for our pressure and flow control and wellhead product lines in key locations in which we expect increased industry activity.

Item 3.	Legal Proceedings

We are involved in various claims and litigation arising in the ordinary course of business.

Our environmental remediation and compliance costs were not material during any of the periods presented. As part of the sale of a business in 2001, we agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. We and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During 2009, we recorded approximately $280,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination. We anticipate the environmental monitoring activities, for which we bear partial liability, to continue at least through the year 2024. Additionally, we believe that it is more likely than not that we will incur future remediation costs at this site and during 2009 we accrued $100,000 for potential future remediation costs based on the preliminary results of the Phase III investigation. While no agency-approved final remediation plan has been made of our liability for remediation costs with respect to the site, management does not expect that its ultimate remediation costs will have a material impact on our financial position, results of operations or cash flows.

We have been identified as a potentially responsible party with respect to the Lake Calumet Cluster site near Chicago, Illinois, which has been designated for cleanup under CERCLA and Illinois state law. We believe that our involvement at this site was minimal. While no agency-approved final allocation has been made of our liability with respect to the Lake Calumet Cluster site, management does not expect that its ultimate share of remediation costs will have a material impact on our financial position, results of operations or cash flows.

In July 2003, a lawsuit was filed against us in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that our wholly owned subsidiary, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiff claimed that the bolts failed and were replaced at a cost of approximately $3.0 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including our subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against us and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which we estimate our share to be $1.0 million. We have appealed this decision and accrued approximately $1.1 million, net of tax, for our share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007.

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

We did not submit any matters to a vote of our security holders in the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol “TTES.”

The following table sets forth, for each of the periods indicated, the high and low sale prices per share of our common stock on The NASDAQ Global Select Market:

	Price Range
	High	Low

2008
First Quarter	$53.41	$37.70
Second Quarter	$80.28	$41.06
Third Quarter	$84.80	$34.22
Fourth Quarter	$38.49	$8.05
2009
First Quarter	$14.88	$9.00
Second Quarter	$16.40	$11.25
Third Quarter	$21.98	$10.89
Fourth Quarter	$27.31	$17.65

The closing sale price reported on The NASDAQ Global Select Market of our common stock was $9.44 on December 31, 2008 and $25.50 on December 31, 2009.

As of the close of business on March 4, 2010, 13,038,143 shares of our common stock were outstanding and there were approximately 149 record holders of our common stock, not including the number of persons or entities who hold stock in nominee or street name through various brokerage firms and banks. On March 4, 2010, the last closing sale price reported on The NASDAQ Global Select Market for our common stock was $25.22 per share.

Dividend Policy

We have not paid or declared dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to support our operations and growth. Any future dividends will be at the discretion of our board of directors and will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. In addition, our senior credit facility restricts the payment of dividends on our common stock.

Recent Sales of Unregistered Securities; Issuer Purchases of Equity Securities

We did not sell any unregistered securities nor did we make any repurchases of our common stock during the year ended December 31, 2009.

Securities Authorized by Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended December 31, 2009 has been derived from our audited annual consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except for per share amounts)

Operating Data:
Revenues	$218,461	$285,329	$217,434	$163,145	$103,218
Income from operations(1),(2),(3),(4),(5),(6)	22,497	29,175	41,399	28,754	13,813
Income from continuing operations(1),(2),(3),(4),(5),(6)	16,165	13,045	26,507	18,415	8,055
Loss from discontinued operations, net of tax(7)	—	(48)	(1,257)	(323)	(3,542)

Net income(1),(2),(3),(4),(5),(6),(7)	$16,165	$12,997	$25,250	$18,092	$4,513

Basic earnings (loss) per common share:
Continuing operations	$1.27	$1.05	$2.26	$1.74	$0.76
Discontinued operations	—	—	(0.11)	(0.03)	(0.33)

Net income per common share	$1.27	$1.05	$2.15	$1.71	$0.43

Diluted earnings (loss) per common share:(8)
Continuing operations(1),(2),(3),(4),(5),(6)	$1.26	$1.02	$2.19	$1.68	$0.75
Discontinued operations(7)	—	—	(0.11)	(0.03)	(0.33)

Net income per common share(1),(2),(3),(4),(5),(6),(7)	$1.26	$1.02	$2.08	$1.65	$0.42

Weighted average common shares outstanding:
Basic	12,711	12,457	11,726	10,613	10,582
Diluted(8)	12,806	12,812	12,114	10,934	10,670

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Total assets	279,821	287,112	300,562	162,643	140,788
Long-term debt, less current maturities	—	18,753	61,423	—	7,058

(1)	In 2009, we incurred approximately $3.9 million, or $2.5 million net of tax or diluted EPS of $0.20 per share, of costs relating to the March departure of Gus D. Halas, our former Chairman and Chief Executive Officer. Additionally, we incurred approximately $0.3 million, or $0.2 million net of tax or diluted EPS of $0.02 per share, of costs related to abandoned acquisitions as well as the acquisition of the surface wellhead business of Azura Energy Systems Surface, Inc.

(2)	In 2008, we incurred approximately $4.7 million, or $3.1 million net of tax or diluted EPS of $0.24 per share, of costs related to the pursuit of strategic alternatives.

(3)	In 2008, we recorded a $23.5 million, or $20.5 million net of tax or diluted EPS of $1.60 per share, charge to continuing operations for the impairment of goodwill related to our pressure and flow control reporting unit.

(4)	In 2007, we recorded a $2.5 million, or $1.9 million net of tax or diluted EPS of $0.16 per share, charge associated with a change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by Gus D. Halas, our former Chairman and Chief Executive Officer, pursuant to the terms of his then existing employment agreement.

(5)	In 2006, we recorded a $0.4 million, or $0.3 million net of tax or diluted EPS of $0.02 per share, charge associated with the Form S-1 registration statement and subsequent amendments. The Form S-1 registration statement was converted into a Form S-3 registration statement in September 2006, which was used by First Reserve Fund VIII to sell 4.5 million shares of our common stock on November 30, 2006 in a series of block trades.

(6)	In 2005, we recorded a $0.6 million, or $0.4 million net of tax or diluted EPS of $0.04 per share, charge associated with the termination of a public offering.

(7)	In 2007, we recorded a $1.8 million, or $1.1 million net of tax or diluted EPS of $0.09 per share, charge due to a jury verdict incurred against one of our discontinued businesses. In 2005, we completed the sale of substantially all of the assets of our distribution segment. The results of operations attributable to those assets are reported as discontinued operations. This resulted in a $2.8 million goodwill and other intangibles impairment charge and a $0.8 million long-lived asset impairment charge in 2005.

(8)	For the years ended December 31, 2009, 2008, 2007, 2006 and 2005 there were 863,836, 492,128, 208,000, 5,325 and 85,553 options and 0, 0, 0, 0 and 332,862 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2008, there were 5,027 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, there were 25,000 shares of unvested restricted stock that were not included in the computation of diluted earnings per share because the current market price at the end of the period did not exceed the target market price.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Significant Events Affecting our Financial Results

During March 2009, we purchased the assets of the surface wellhead business of Azura Energy Systems Surface, Inc., or Azura, for $8.1 million in cash (subject to a customary working capital adjustment) plus the assumption of accounts payable and certain other liabilities. Azura, when consolidated with our previously existing wellhead business, provided additional geographic locations in key markets such as the Marcellus and Barnett Shales and allowed consolidation of several facilities where both Azura and we were historically located.

During July 2008, we entered into a joint venture arrangement with Aswan International Engineering Company LLC in the Middle East to repair, manufacture, remanufacture and service equipment for customers in the UAE, Kuwait, Qatar, Bahrain, Oman, Yemen, Algeria, Egypt, Pakistan and Iraq. This joint venture became operational in April 2009.

During May 2008, we exercised our option to purchase certain fixed assets and inventory of HP&T in India for approximately $0.5 million. We used these assets in the creation of an India-based manufacturing facility that began operations during September 2008.

During January 2008, we acquired Pinnacle Wellhead, Inc., or Pinnacle, located in Oklahoma City, Oklahoma, for approximately $2.4 million. Pinnacle assembles, tests, installs and performs repairs on wellhead production products primarily in Oklahoma.

During October 2007, we acquired Energy Equipment Corporation, or EEC, for approximately $72.3 million and HP&T for approximately $25.9 million. EEC manufactured valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperatures, and highly corrosive environments. HP&T designed gate valves, manifolds, chokes and other products.

In April 2007, we closed an underwritten public offering pursuant to which we sold 1,000,059 shares of our common stock for net proceeds of approximately $22.2 million, and First Reserve Fund VIII (a selling stockholder) sold 4,879,316 shares of common stock.

How We Generate Our Revenue

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

Demand for our pressure and flow control and wellhead products and services is driven by exploration and development activity levels, which in turn are directly related to current and anticipated oil and gas prices. Demand for our pipeline products and services is driven by maintenance, repair and construction activities for pipeline gathering and transmission systems.

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

Our labor costs consist primarily of wages at our facilities. Historically, as a result of increased activity in the oil and gas industry, there have been shortages of qualified personnel. In the event of increased industry activity, we may have to raise wage rates to attract workers to expand our current work force.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. We evaluate our estimates on an on-going basis; however, actual results may differ from these estimates under different assumptions or conditions. We describe our significant accounting policies in our consolidated financial statements included in this Annual Report beginning on page F-1. The accounting policies we believe to be the most critical to our reporting of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments and estimates are described below.

Revenue Recognition.  We sell our products and services based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. We record revenue when we have met all of the following criteria: evidence of an arrangement exists; delivery to and acceptance by the customer has occurred; the price to the customer is fixed or determinable; and collectability is reasonably assured. Upon performance of a service, we recognize revenue in accordance with the related contract provisions. We defer the recognition of revenue on customer advances or deposits until we have completed all of our performance obligations related to the sale. We include the amounts billed for shipping and handling costs in revenue, and the related costs are included in costs of sales.

Accounts Receivable and Customer Credit Risk.  We state accounts receivable at the historical carrying amount, net of allowances for uncollectible accounts. We establish an allowance for uncollectible accounts based on specific customer collection issues we have identified. We write off uncollectible accounts receivable upon reaching a settlement for an amount less than the outstanding historical balance or when we have determined the balance will not be collected. Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform credit evaluations of our customers and do not generally require collateral in support of our domestic trade receivables. We may require collateral to support our international customer receivables. However, most of our international sales are to large international or national companies for which we may not require collateral. In 2009, 2008 and 2007, there was no individual customer who accounted for 10% or greater of our consolidated revenues.

Inventories.  We state inventories at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. We use the first-in, first-out method to determine the cost of substantially all of our inventories. We regularly review inventory quantities on hand and record a provision for excess and slow moving inventory to write down the recorded cost of inventory to its estimated recoverable value. We base this analysis primarily on the length of time the item has remained in inventory and management’s consideration of current and expected market conditions.

Long-Lived Assets.  Long-lived assets include property, plant and equipment and definite-lived intangibles. We make judgments and estimates in conjunction with the carrying value of these assets, including capitalized amounts, depreciation and amortization methods, useful lives and the valuation of acquired definite-lived intangibles. We test for the impairment of long-lived assets upon the occurrence of a triggering event based upon indicators such as changes in the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. We measure the fair value of the asset using quoted market prices or, in the absence of quoted market prices, upon an estimate of discounted cash flows. We generally discount cash flows at an interest rate commensurate with a weighted average cost of capital for a similar asset. We have assessed the current market conditions and have concluded, at the present time, that a triggering event requiring an impairment analysis of long-

lived assets has not occurred. We will continue to monitor for events or conditions that could change this assessment. For the years ended December 31, 2009, 2008 and 2007, no significant impairment charges were recorded for assets of continuing operations.

Goodwill.  We test for the impairment of goodwill on at least an annual basis. Beginning in 2009, we perform our annual test of impairment of goodwill as of October 1. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. The fair value is determined using discounted cash flows and earnings multiples of comparable publicly traded companies and recent acquisition transactions within our industry. The key discounted cash flow assumptions used to determine the fair value of our reporting units as of October 1, 2009 included: a) cash flow periods of 5 years, b) terminal values calculated as 6.5 times the terminal year EBITDA and c) a discount rate of 15.83%. If the fair value of the reporting unit is less than the carrying value, the goodwill for the reporting unit is further evaluated for impairment. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values.

For the years ended December 31, 2009 and 2007, no impairment occurred for goodwill of continuing operations. At December 31, 2008, we completed the annual impairment test and our calculations indicated the fair values of the wellhead and pipeline reporting units exceeded their net book values and, accordingly, we did not consider goodwill to be impaired. However, due to a number of factors, including the then-existing global economic environment, our estimate of our customers’ drilling activities, increased costs of capital and the decrease in our market capitalization, our calculations for the pressure and flow control reporting unit indicated its net book value exceeded its fair value and, accordingly, goodwill was further evaluated for impairment. We used the estimated fair value of the pressure and flow control reporting unit from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of the pressure and flow control reporting unit for this calculation were in the following areas: (1) adjusting the carrying value of property, plant and equipment to their estimated aggregate fair values; (2) adjusting the carrying value of other intangible assets to their estimated aggregate fair values; and (3) recalculating deferred income taxes after considering the likely tax basis a hypothetical buyer would have in the assets and liabilities. As a result, we recognized a goodwill impairment of $23.5 million for the year ended December 31, 2008 related to our pressure and flow control reporting unit. See note 4 to the consolidated financial statements included in this report for further discussion of our goodwill impairment for 2008. At October 1, 2009, goodwill by reporting unit was $71.4 million, $13.6 million and $3.6 million for the pressure and flow control, wellhead and pipeline reporting units and the estimated fair value of the pressure and flow control, wellhead and pipeline reporting units exceeded the recorded net book value of these reporting units by 44%, 61% and 50%. Should our estimate of the fair value of any of our reporting units decline in future periods due to deterioration in global economic conditions, changes in our outlook for future profits and cash flows, reductions in the market price of our stock, increased costs of capital, reductions in valuations of other public companies within our industry or valuations observed in acquisition transactions within our industry, impairment of goodwill could be required.

Self Insurance.  We are self-insured up to certain levels for our group medical coverage. We insure the amounts in excess of the self-insured levels up to a limit. We estimate liabilities associated with these risks by considering our historical claims experience. Although we believe we have provided adequate reserves for expected liabilities arising from our self-insured obligations, there is a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. Changes in coverage, insurance markets and the industry may result in increases in our cost and higher deductibles and retentions.

Income Taxes.  We provide for income taxes taking into account the differences between financial statement treatment and tax treatment of certain transactions. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates as income or expense in the period that includes the enactment date. Our effective tax rates for 2009, 2008 and 2007 were 30.6%, 52.4% and 36.0%.

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

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. Also, we do not record deferred tax assets for the excess of the tax basis over the book basis for our equity investments in our corporate joint ventures. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made.

As of December 31, 2009, we had gross deferred tax assets of $11.2 million offset by a valuation allowance of $3.1 million.

We adopted accounting principles that clarified the accounting for uncertainty in income taxes on January 1, 2007. Generally accepted accounting principles in the United States define criteria that an individual tax position must meet to recognize any part of the benefit of that position in the financial statements. Additionally, these principles provide guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Unrecognized tax benefits at December 31, 2009 totaled approximately $1.0 million.

Stock-Based Compensation.  We incur stock-based compensation expense related to our share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. We use the grant date closing price of our stock to determine the fair value of restricted stock awards. We amortize to selling, general and administrative expense, on a straight-line basis over the vesting period, the fair value of options and restricted stock awards. We record an estimate for forfeitures of awards of stock options and restricted stock and adjust this estimate if actual forfeitures differ from the estimate. We recognized $6.8 million, $5.5 million and $3.2 million of employee stock-based compensation expense related to stock options and restricted stock during the years ended December 31, 2009, 2008 and 2007.

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

Foreign Currency Translation.  The functional currency for our Indian operations and our Dubai affiliate is the United States dollar. The functional currency for our Canadian operations and our Mexico affiliate is their respective local currency. We maintain the accounting records for all of our international subsidiaries in local currencies.

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

For our non-U.S. subsidiaries where the functional currency is the United States dollar, we translate our inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of revenue and expense, at historical rates of exchange. We translate monetary assets and liabilities at current exchange rates. We translate all other revenues and expenses at average exchange rates. We recognize translation gains and losses for these subsidiaries in our results of operations during the period incurred. We reflect the gain or loss related to individual foreign currency transactions in results of operations when incurred.

New Accounting Pronouncements

In September 2006, new accounting principles were issued that define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about fair value measurements. We adopted these principles on January 1, 2008. The adoption of the new principles did not have any impact on our consolidated financial position, results of operations and cash flows. On January 1, 2009, these new principles became effective on a prospective basis for non-financial assets and liabilities for which companies do not measure fair value on a recurring basis. The application of the new principles to our non-financial assets and liabilities will primarily relate to assets acquired and liabilities assumed in business combinations and asset impairments, including goodwill and long-lived assets occurring subsequent to the effective date. The initial application of the new principles did not have a material impact on our consolidated financial position, results of operations and cash flows, nor do we expect the impact to future periods to be material.

In December 2007, new accounting principles were issued that change the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. These new principles became effective for annual periods beginning after December 15, 2008, with prospective application for all business combinations entered into after the date of adoption. We adopted these new principles on January 1, 2009. Due to the adoption of these new principles during the first quarter of 2009, approximately $125,000 of transaction costs were expensed that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable. We do not expect the provisions of these new principles that modify the income statement recognition associated with changes to deferred tax valuation allowances and tax uncertainties established in connection with prior business combinations to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2009, new accounting principles were issued that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new principles became effective for interim and annual periods ending after June 15, 2009 and set forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the we should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date. We adopted these new principles on June 30, 2009. The adoption of these new principles did not have any impact on our consolidated financial position, results of operations and cash flows.

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

	WTI	Henry Hub	United States	Canada	International
Quarter Ended:	Oil	Gas	Rig Count	Rig Count	Rig Count

March 31, 2008	$97.94	$8.72	1,770	507	1,046
June 30, 2008	$126.35	$11.47	1,864	169	1,084
September 30, 2008	$118.05	$9.00	1,978	432	1,096
December 31, 2008	$58.35	$6.38	1,898	408	1,090
March 31, 2009	$42.91	$4.49	1,326	329	1,025
June 30, 2009	$59.44	$3.80	936	90	982
September 30, 2009	$68.20	$3.42	973	187	969
December 31, 2009	$76.06	$4.93	1,108	278	1,011

Source: West Texas Intermediate Crude Average Spot Price for the Quarter indicated: Department of Energy, Energy Information Administration (www.eia.doe.gov); NYMEX Henry Hub Natural Gas Average Spot Price for the Quarter indicated: (www.oilnergy.com); Average Rig count for the Quarter indicated: Baker Hughes, Inc. (www.bakerhughes.com).

As noted in the table above, the average worldwide rig count has declined from prior peaks, and the 2009 average rig count was 31% below the prior year average. Activity levels were particularly affected in the United States, where average drilling during 2009 decreased approximately 42% from the prior year average. As anticipated from this significant decline in activity levels, our revenues and backlog have declined during the year. Our backlog at December 31, 2009 was $34.5 million, which is down $6.7 million from September 30, 2009 and $41.6 million from December 31, 2008.

As mentioned, international activity has been relatively stronger than in the United States. We have been particularly successful selling to international markets, and approximately 56% of 2009 revenues came from orders destined for use outside of the United States, which is up from 43% in 2008. These international successes include one unusually large order of $9.0 million that shipped during the fourth quarter. More importantly for the intermediate term future, the rig count has been generally increasing since July of 2009 and has continued to increase into 2010. Although our revenues will continue to fall in the near term as we lose benefit of the unusually large order and we sell from our decreased backlog, the activity improvements have already affected our order intake, or “bookings.” Bookings levels have increased incrementally since the second quarter of 2009, and we booked approximately $45.7 million in the fourth quarter of 2009, which is up from $43.3 million in the third quarter of 2009 and $41.8 million in the second quarter of 2009. Looking forward into 2010, we believe the continued increases in rig counts experienced since the second quarter of 2009 indicate that our bookings should continue to recover, which would eventually increase our revenues.

Please read “Item 1A. Risk Factors — Our business depends on spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control” and “— A decline in or substantial volatility of oil and gas prices could adversely affect the demand and prices for our products and services.”

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenues.  Revenues decreased $66.9 million, or 23.4%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. Our pressure and flow control products revenue decreased approximately

$48.6 million, or 23.3%, from the year ended December 31, 2008, primarily due to decreased purchases by our customers, due to decreased demand for our pressure and flow control products and services resulting from lower drilling activities. Our wellhead product line revenues increased approximately $0.6 million, or 1.5%, from the year ended December 31, 2008, primarily due to the integration of Azura and the shipment of an unusually large international order during the fourth quarter of 2009. Partially offsetting this wellhead year over year revenue increase is a decrease of our traditional North American business, which saw decreased purchases by our customers due to the depressed global economy and lower activity in 2009 by certain larger customers. Our pipeline product line revenues decreased approximately $18.9 million, or 58.0%, from the year ended December 31, 2008, due to a decrease in bookings for larger pipeline-related projects period over period. Across all three product lines, we have experienced pricing pressures that have resulted in a decrease in our standard pricing on some of our product offerings. Additionally, our wellhead and pipeline product line businesses are closely tied to North American drilling and production activities, and the drop in their revenues resulted from the 46% decrease in the 2009 average North American rig counts from its third quarter of 2008 high.

Gross Profit.  Gross profit as a percentage of revenues was 36.4% in the year ended December 31, 2009 compared to 38.9% in the year ended December 31, 2008. Gross profit margin was lower in 2009 primarily due to pricing pressure across all three product lines, an increase in our slow-moving inventory reserve for all three product lines, volume decreases for our pipeline product line and delays in our ability to secure low-cost country sourcing for some of our wellhead product offerings. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 38.3%, 30.6% and 28.9% for the year ended December 31, 2009 compared to 38.9%, 40.0% and 37.0% for the year ended December 31, 2008.

Operating Expenses.  Operating expenses consist of selling, general and administrative expenses for 2009 and 2008 and a charge for goodwill impairment during 2008. For the year ended December 31, 2008, we recognized a goodwill impairment of $23.5 million related to our pressure and flow control reporting unit. See footnote 4 to the consolidated financial statements included in this report for further discussion of our goodwill impairment. Selling, general and administrative expenses were flat for the year ended December 31, 2009 compared to the year ended December 31, 2008. Selling, general and administrative expenses for the year ended December 31, 2009 included $3.9 million of separation costs for our former President, Chief Executive Officer and Chairman of the Board, as well as $0.1 million related to Azura acquisition costs. Selling, general and administrative expenses for the year ended December 31, 2008 included $4.7 million of costs related to the pursuit of strategic alternatives. Selling, general and administrative expenses, excluding the separation and Azura costs in 2009 and the strategic alternatives costs in 2008, increased $0.6 million primarily due to increased employee-based stock compensation of $0.6 million, increased insurance costs of $0.5 million, abandoned acquisition costs of $0.2 million, facility closure costs of $0.2 million, increased fixed asset write-offs of $0.1 million and increased bad debt reserves of $0.1 million, partially offset by decreased third party sales commissions of $0.6 million and decreased depreciation and amortization expenses of $0.6 million.

Equity in Earnings of Unconsolidated Affiliates.  Equity in earnings of unconsolidated affiliates for the year ended December 31, 2009 was $1.2 million compared to $0.1 million in the year ended December 31, 2008. The increase was primarily attributable to our share of the earnings resulting from our newly-formed Dubai joint venture during the year ended December 31, 2009.

Interest Expense.  Interest expense for the year ended December 31, 2009 was $0.8 million compared to $2.4 million in the year ended December 31, 2008. The decrease was attributable to lower outstanding debt levels during 2009.

Other Income, net.  Other income, net for the year ended December 31, 2009 was $1.6 million compared to $0.5 million for the year ending December 31, 2008. The increase was primarily attributable to income of $1.5 million related to the settlement of business interruption insurance claims for Hurricanes Gustav and Ike.

Income Taxes.  Income tax expense for the year ended December 31, 2009 was $7.1 million as compared to $14.4 million in the year ended December 31, 2008. The decrease was due to a decrease in income before taxes, as well as non-deductible goodwill impairment incurred in 2008 but not in 2009. Our effective tax rate was 30.6% for the year ended December 31, 2009 compared to 52.4% for the year ended December 31, 2008. The tax rate was lower than the statutory tax rate in 2009 primarily due to benefits relating to tax positions taken in prior years for which the statute of limitations has expired, lower state taxes incurred relating to adjustments from the prior year, benefits from lower tax rates in international jurisdictions, R&D credits, domestic manufacturing deductions and a reduction in valuation allowances. The tax rate in 2008 was higher than the statutory rate primarily due to a non-deductible impairment of goodwill as well as non-deductible employee compensation costs. These were partially offset by extraterritorial income tax deductions, R&D credits and domestic manufacturing deductions.

Income from Continuing Operations.  Income from continuing operations was $16.2 million in the year ended December 31, 2009 compared with $13.0 million in the year ended December 31, 2008 as a result of the foregoing factors.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenues.  Revenues increased $67.9 million, or 31.2%, in the year ended December 31, 2008 compared to the year ended December 31, 2007. Excluding the acquisitions of EEC and HP&T, which were completed in October 2007, and Pinnacle, which was completed in January 2008, revenues increased approximately $9.2 million, or 4.4%, from the year ended December 31, 2007. Excluding EEC and HP&T, our pressure and flow control products revenue increased approximately $6.1 million from the year ended December 31, 2007. This revenue increase was attributable to improved demand for our pressure and flow control products and services resulting from higher levels of construction of new drilling rigs and refurbishment of existing drilling rigs that require the type of equipment we manufacture. This increase in the pressure and flow control products and services was partially offset by a $4.1 million decrease in our Canadian pressure and flow control revenues from the year ended December 31, 2007 due to continued weakness in the region. Our pipeline product line revenues increased approximately $3.5 million from the year ended December 31, 2007, due to an increase in the number of original equipment products we manufacture. Excluding Pinnacle, our wellhead product line revenues decreased approximately $0.4 million from the year ended December 31, 2007, due to lower activity with certain of our larger customers in 2008. We believe that our T-3 branded pressure and flow control and pipeline products have gained market acceptance, resulting in greater bookings and sales to customers that use our products in both their domestic and international operations. For example, backlog for our pressure and flow control (including EEC and HP&T) and pipeline product lines has increased approximately 17.4% from $64.8 million at December 31, 2007 to $76.1 million at December 31, 2008. Also, as a percentage of revenues, our original equipment product revenues accounted for approximately 80% of total revenues during the year ended December 31, 2008, as compared to approximately 76% of total revenues during the same period in 2007.

Gross Profit.  Gross profit as a percentage of revenues was 38.9% in the year ended December 31, 2008 compared to 36.8% in the year ended December 31, 2007. Gross profit margin was higher in 2008 due to increased sales of higher margin products and services and operational efficiencies, partially offset by costs of approximately $1.4 million associated with lost absorption, downtime pay and minimal property damage due to the impact of Hurricanes Gustav and Ike. Gross profit margin was also lower in 2007 due to 2007 gross profit margins being affected by 2006 pricing on choke orders and cost overruns on large bore BOPs quoted in 2006 at one of our pressure and flow control facilities where the manufacturing capacity expansion had not yet been completed. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 38.9%, 40.0% and 37.0% for the year ended December 31, 2008 compared to 36.7%, 38.1% and 35.6% for the year ended December 31, 2007.

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

Equity in Earnings of Unconsolidated Affiliates.  Equity in earnings of unconsolidated affiliates for the year ended December 31, 2008 was $0.1 million compared to $0.6 million in the year ended December 31, 2007. The decrease was attributable to our share of the lower earnings of our joint venture in Mexico during the year ended December 31, 2008 in comparison to December 31, 2007.

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

Discontinued Operations.  During 2004 and 2005, we sold substantially all of the assets of our products and distribution segments. These assets constituted businesses and thus their results of operations are reported as discontinued operations for all periods presented. Loss from discontinued operations, net of tax for the year ended December 31, 2008 was $0.1 million as compared to $1.3 million in the year ended December 31, 2007. The decrease in loss in 2008 is primarily due to a jury verdict of $1.1 million, net of tax, during 2007 against one of our discontinued businesses.

Liquidity and Capital Resources

At December 31, 2009, we had working capital of $72.1 million, net available cash of $11.7 million, no long-term debt, availability under our senior credit facility of $118.1 million and stockholders’ equity of $239.1 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $39.9 million for the year ended December 31, 2009 compared to $43.1 million in 2008 and $14.0 million in 2007. The decrease in net cash provided by operating activities for 2009 as compared to 2008 was primarily attributable to lower profit, decreased customer prepayments for our products and reductions in accounts payable, partially offset by reductions in accounts receivable and inventory levels. The increase in net cash provided by operating activities for 2008 as compared to 2007 was primarily attributable to increased profit and improved accounts receivable collections, as well as increased customer prepayments for our products. Partially offsetting these increases were increased tax deposits due to higher taxable income during 2008 and lower inventory turns during 2008.

Net Cash Used in Investing Activities.  Our principal uses of cash are for capital expenditures and acquisitions. For the years ended December 31, 2009, 2008 and 2007, we made capital expenditures of approximately $6.2 million, $11.3 million and $7.0 million. Cash consideration paid for business acquisitions, net of cash acquired, was $7.5 million, $2.7 million and $90.9 million for the years ended December 31, 2009, 2008 and 2007. See Note 2 to our consolidated financial statements for more information.

Net Cash Provided by (Used in) Financing Activities.  Sources of cash from financing activities primarily include borrowings under our senior credit facility, proceeds from issuances of common stock and proceeds from the exercise of stock options and warrants. Principal uses of cash include payments on our senior credit facility. Financing activities used $14.4 million and $37.8 million of net cash for the years ended December 31, 2009 and 2008 and provided $90.8 million of net cash for the year ended December 31, 2007. We made repayments on our revolving credit facility of $37.0 million and $45.0 million for the years ended December 31, 2009 and 2008, but made no such repayments during 2007. We had borrowings under our revolving credit facility of $19.0 million, $5.0 million and $58.0 million and net borrowings (repayments) under our swing line credit facility of ($0.8) million, ($2.7) million and $3.3 million in the years ended December 31, 2009, 2008 and 2007. We received net proceeds of $22.2 million from the common stock issued and $4.0 million from the warrants exercised in connection with our April 2007 equity offering. See Note 12 to our consolidated financial statements for more information. We had proceeds from the exercise of stock options of $3.9 million, $3.2 million and $2.3 million and excess tax benefits from stock-based compensation of $0.6 million, $1.8 million and $2.0 million in the years ended December 31, 2009, 2008 and 2007.

Principal Debt Instruments.  Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility and is subject to the same covenants and restrictions. As of December 31, 2009, we had no outstanding borrowings under our senior credit facility or Canadian revolving credit facility. However, at December 31, 2009, we used the senior credit facility for letters of credit of approximately $0.1 million that mature at various dates throughout 2010. As of December 31, 2009, availability under our senior credit facility was $118.1 million.

Our availability in future periods is limited to the lesser of (a) three times our EBITDA on a trailing-twelve-months basis, which totals $118.2 million at December 31, 2009, less our outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of our debt that exceed one third of our EBITDA on a trailing-twelve-months basis. As such, given the industry outlook and our internal projections for 2010, we expect availability to continue to decrease for the first half of 2010.

Our leverage ratio governs the applicable interest rate of the senior credit facility and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are at prime. At December 31, 2009, we had no outstanding borrowings under the revolver and swing line portions of our senior credit facility. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 7.0% during 2009. The effective interest rate, excluding amortization of deferred loan costs, was 5.0% during 2009. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time.

The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of December 31, 2009, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 61.5 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $6.2 million, which represented 16% of current year EBITDA. Substantially all of our assets collateralize the senior credit facility.

We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, continued new product development and expansion of our geographic areas of operation, and financing obligations during 2010.

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

Capital Expenditures.  Our budgeted capital expenditures for 2010 (excluding acquisitions) are approximately $5.0 million. Our budget for 2010 is subject to further review and may be reduced or increased from $5.0 million based on market conditions. Excluded from this budget is approximately $2.1 million of capital expenditures expected to be incurred in 2010 that were budgeted in prior years.

Contractual Obligations

A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2009 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt	$—	$—	$—	$—	$—
Operating leases	5,898	2,315	2,402	1,177	4

Total Contractual Obligations	$5,898	$2,315	$2,402	$1,177	$4

As of December 31, 2009, our unrecognized tax benefits related to uncertain tax positions totaled $1.0 million. We have excluded these unrecognized tax benefits from the above table because we cannot reliably estimate the period of cash settlement with respective taxing authorities.

Related Party Transactions

We have transactions in the ordinary course of business with certain related parties. Management believes we made these transactions at the prevailing market rates or terms.

We lease certain buildings under noncancelable operating leases from certain of our employees. Lease commitments under these leases are approximately $0.6 million for 2010 through 2012. Rent expense to related parties was $0.4 million, $0.4 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007.

We sell pressure control products to and perform services for our unconsolidated affiliates in Mexico and Dubai. Our unconsolidated affiliate in Mexico is a joint venture between us and Servicios Y Maquinaria De Mexico, S.A. de C.V., or SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. The total amount of these sales to the Mexico joint venture was approximately $0.3 million, $0.4 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, and the total accounts receivable due from the Mexico joint venture was approximately $74,000 and $50,000 at December 31, 2009 and 2008. Our unconsolidated affiliate in Dubai, which we formed in 2009, is a joint venture between us and Aswan International Engineering Company LLC. The total amount of these sales to the Dubai joint venture was approximately $0.6 million for the year ended December 31, 2009 and the total accounts receivable due from the Dubai joint venture was approximately $0.7 million at December 31, 2009.

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

Subsequent Events

We evaluate subsequent events for events or transactions that have occurred after December 31, 2009 through the date of the filing of this Form 10-K. No events or transactions have occurred during this period that we feel should be recognized or disclosed in the December 31, 2009 financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of December 31, 2009, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.

The foreign currency exchange rates related to our Canadian and Indian operations and our unconsolidated affiliates in Mexico and Dubai also expose us to some market risk. However, the changes in foreign currency in relation to the United States dollar impact less than 1% of our net assets.

The functional currency for our Indian operations and our Dubai affiliate is the United States dollar. The functional currency for our Canadian operations and our Mexico affiliate is their respective local currency. We maintain the accounting records for all of our international subsidiaries in local currencies.

We translate the results of operations for foreign subsidiaries with functional currencies other than the United States dollar using average exchange rates during the period. We translate assets and liabilities of these foreign subsidiaries using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $1.8 million adjustment to our equity account for the year ended December 31, 2009 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.

For our non-U.S. subsidiaries where the functional currency is the United States dollar, we translate our inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, at historical rates of exchange. We translate monetary assets and liabilities at current exchange rates. We translate all other revenues and expenses at average exchange rates. We recognize translation gains and losses for these subsidiaries in our results of operations during the period incurred. We reflect the gain or loss related to individual foreign currency transactions in results of operations when incurred. We recorded a loss of approximately $152,000 during the year ended December 31, 2009.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 is set forth on page F-2 of this Annual Report and is incorporated by reference herein.

Ernst & Young LLP, the independent registered accounting firm that audited our financial statements included in this Annual Report, has issued an audit report on our internal control over financial reporting as of December 31, 2009. This report appears on page F-3 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the material appearing in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.  Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

2.  Financial Statement Schedules

None.

3.  Exhibits

See the Exhibit Index appearing on page EX-1.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2010.

T-3 ENERGY SERVICES, INC.

By:	/s/ James M. Mitchell
James M. Mitchell
(Chief Financial Officer and Senior Vice President)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Steven W. Krablin and James M. Mitchell and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorney-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March, 2010.

Signature		Title

By:	/s/ Steven W. Krablin Steven W. Krablin	President, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ James M. Mitchell James M. Mitchell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ James M. Tidwell James M. Tidwell	Director

By:	/s/ Lisa W. Rodriguez Lisa W. Rodriguez	Director

By:	/s/ Robert L. Ayers Robert L. Ayers	Director

By:	/s/ Thomas R. Bates, Jr. Thomas R. Bates, Jr.	Director

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

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2009. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T-3 Energy Services, Inc.

We have audited T-3 Energy Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). T-3 Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, T-3 Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T-3 Energy Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T-3 Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of T-3 Energy Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T-3 Energy Services, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), T-3 Energy Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
March 5, 2010

T-3 ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except for share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$11,747	$838
Accounts receivable — trade, net	28,450	47,822
Inventories	53,689	58,422
Deferred income taxes	2,485	5,131
Prepaids and other current assets	7,311	4,585

Total current assets	103,682	116,798

Property and equipment, net	49,353	46,071
Goodwill, net	88,779	87,929
Other intangible assets, net	32,091	33,477
Other assets	5,916	2,837

Total assets	$279,821	$287,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$17,213	$26,331
Accrued expenses and other	14,359	19,274
Current maturities of long-term debt	—	5

Total current liabilities	31,572	45,610

Long-term debt, less current maturities	—	18,753
Other long-term liabilities	1,144	1,628
Deferred income taxes	8,009	10,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 13,038,143 and 12,547,458 shares issued and outstanding at December 31, 2009 and 2008	13	13
Warrants, 10,157 issued and outstanding at December 31, 2009 and 2008	20	20
Additional paid-in capital	181,115	171,042
Retained earnings	56,201	40,036
Accumulated other comprehensive income (loss)	1,747	(16)

Total stockholders’ equity	239,096	211,095

Total liabilities and stockholders’ equity	$279,821	$287,112

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Products	$186,075	$241,328	$176,579
Services	32,386	44,001	40,855

	218,461	285,329	217,434
Cost of revenues:
Products	119,896	148,667	112,566
Services	18,986	25,784	24,890

	138,882	174,451	137,456

Gross profit	79,579	110,878	79,978

Operating Expenses:
Impairment of goodwill	—	23,500	—
Selling, general and administrative expenses	58,239	58,318	39,217

	58,239	81,818	39,217

Equity in earnings of unconsolidated affiliates	1,157	115	638

Income from operations	22,497	29,175	41,399

Interest expense	(830)	(2,357)	(1,231)

Interest income	24	148	876

Other income, net	1,612	453	350

Income from continuing operations before provision for income taxes	23,303	27,419	41,394

Provision for income taxes	7,138	14,374	14,887

Income from continuing operations	16,165	13,045	26,507

Loss from discontinued operations, net of tax	—	(48)	(1,257)

Net income	$16,165	$12,997	$25,250

Basic earnings (loss) per common share:
Continuing operations	$1.27	$1.05	$2.26
Discontinued operations	—	—	(0.11)

Net income per common share	$1.27	$1.05	$2.15

Diluted earnings (loss) per common share:
Continuing operations	$1.26	$1.02	$2.19
Discontinued operations	—	—	(0.11)

Net income per common share	$1.26	$1.02	$2.08

Weighted average common shares outstanding:
Basic	12,711	12,457	11,726

Diluted	12,806	12,812	12,114

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2009, 2008 and 2007
(In thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Warrants		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Warrants	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2006	10,762	$11	328	$644	$126,054	$2,672	$779	$130,160

Comprehensive income:
Net income	—	—	—	—	—	25,250	—	25,250
Foreign currency translation adjustment	—	—	—	—	—	—	2,346	2,346

Comprehensive income	—	—	—	—	—	25,250	2,346	27,596
Issuance of stock from Public Offering	1,000	1	—	—	22,156	—	—	22,157
Issuance of restricted stock	12	—	—	—	—	—	—	—
Issuance of stock from exercise of stock options	231	—	—	—	2,348	—	—	2,348
Issuance of stock from exercise of warrants	315	—	(315)	(618)	4,646	—	—	4,028
Tax benefit from exercise of stock options	—	—	—	—	2,019	—	—	2,019
Employee stock-based compensation	—	—	—	—	3,223	—	—	3,223
Cumulative effect of change in accounting principle	—	—	—	—	—	(883)	—	(883)

Balance, December 31, 2007	12,320	$12	13	$26	$160,446	$27,039	$3,125	$190,648

Comprehensive income:
Net income	—	—	—	—	—	12,997	—	12,997
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,141)	(3,141)

Comprehensive income	—	—	—	—	—	12,997	(3,141)	9,856
Issuance of restricted stock	19	—	—	—	—	—	—	—
Issuance of stock from exercise of stock options	205	1	—	—	3,210	—	—	3,211
Issuance of stock from exercise of warrants	3	—	(3)	(6)	44	—	—	38
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	—	—	1,820	—	—	1,820
Employee stock-based compensation	—	—	—	—	5,522	—	—	5,522

Balance, December 31, 2008	12,547	$13	10	$20	$171,042	$40,036	$(16)	$211,095

Comprehensive income:
Net income	—	—	—	—	—	16,165	—	16,165
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,763	1,763

Comprehensive income	—	—	—	—	—	16,165	1,763	17,928
Issuance of restricted stock, net of forfeitures	123	—	—	—	—	—	—	—
Issuance of stock from exercise of stock options	368	—	—	—	3,861	—	—	3,861
Deferred tax adjustment related principally to the expiration of unexercised stock options		—			(1,106)	—	—	(1,106)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	—	—	558	—	—	558
Employee stock-based compensation	—	—	—	—	6,760	—	—	6,760

Balance, December 31, 2009	13,038	$13	10	$20	$181,115	$56,201	$1,747	$239,096

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$16,165	$12,997	$25,250
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	48	1,257
Bad debt expense	488	384	151
Depreciation and amortization	8,932	8,349	4,971
Amortization and/or write-off of deferred loan costs	228	212	277
Loss (gain) on sale of assets	65	(26)	12
Deferred taxes	(585)	(2,900)	(732)
Employee stock-based compensation expense	6,753	5,529	3,223
Excess tax benefits from stock-based compensation	(558)	(1,820)	(2,019)
Equity in earnings of unconsolidated affiliate	(1,157)	(115)	(638)
Write-off of inventory and property and equipment, net	1,119	416	177
Impairment of goodwill	—	23,500	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	21,128	(4,247)	(6,026)
Inventories	6,109	(12,174)	(9,092)
Prepaids and other current assets	(2,695)	896	229
Other assets	(103)	(414)	(136)
Accounts payable — trade	(10,933)	5,714	497
Accrued expenses and other	(5,098)	6,789	(3,430)

Net cash provided by operating activities	39,858	43,138	13,971

Cash flows from investing activities:
Purchases of property and equipment	(6,230)	(11,300)	(7,045)
Proceeds from sales of property and equipment	195	94	101
Cash paid for acquisitions, net of cash acquired	(7,474)	(2,732)	(90,893)
Equity investments in unconsolidated affiliates	(2,039)	—	(467)
Collections on notes receivable	31	15	—

Net cash used in investing activities	(15,517)	(13,923)	(98,304)

Cash flows from financing activities:
Net borrowings (repayments) under swing line credit facility	(750)	(2,665)	3,330
Borrowings under revolving credit facility	19,000	5,000	58,000
Repayments under revolving credit facility	(37,000)	(45,000)	—
Payments on long-term debt	(113)	(97)	(68)
Debt financing costs	—	(78)	(1,062)
Proceeds from exercise of stock options	3,861	3,211	2,348
Net proceeds from issuance of common stock	—	—	22,157
Proceeds from exercise of warrants	—	38	4,028
Excess tax benefits from stock-based compensation	558	1,820	2,019

Net cash provided by (used in) financing activities	(14,444)	(37,771)	90,752

Effect of exchange rate changes on cash and cash equivalents	1,012	(34)	(81)

Cash flows of discontinued operations:
Operating cash flows	—	(94)	(209)

Net cash used in discontinued operations	—	(94)	(209)

Net increase (decrease) in cash and cash equivalents	10,909	(8,684)	6,129
Cash and cash equivalents, beginning of year	838	9,522	3,393

Cash and cash equivalents, end of year	$11,747	$838	$9,522

The accompanying notes are an integral part of these consolidated financial statements.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of T-3 Energy Services, Inc., and its wholly owned subsidiaries (the “Company”). The Company accounts for its 50% investments in its unconsolidated Mexico and Dubai affiliates under the equity method of accounting. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

Reclassifications

The Company has made certain reclassifications to conform prior year financial information to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2008, there were no cash equivalents.

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

Accounts Receivable and Allowance for Uncollectible Accounts

The Company states accounts receivable at the historical carrying amount, net of allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on specific customer collection issues the Company has identified. The Company writes off uncollectible accounts receivable upon reaching a settlement for an amount less than the outstanding historical balance or when the Company has determined the balance will not be collected. The below table presents the Company’s allowance for uncollectible accounts (dollars in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007

Balance at beginning of year	$351	$285	$294
Charged to expense	488	384	182
Write-offs	(709)	(318)	(191)

Balance at end of year	$130	$351	$285

Major Customers and Credit Risk

Substantially all of the Company’s customers are engaged in the energy industry. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs credit evaluations of its customers and does not generally require collateral in support of its domestic trade receivables. The Company may require collateral to support its international customer receivables. However, most of the Company’s international sales are to large international or national companies for which the

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may not require collateral. In 2009, 2008 and 2007, there was no individual customer who accounted for 10% or greater of consolidated revenues.

Inventories

The Company states inventories at the lower of cost or market. Cost includes, where applicable, manufacturing labor and overhead. The Company used the first-in, first-out method to determine the cost of substantially all of the inventories at December 31, 2009 and 2008. Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Raw materials	$5,304	$8,063
Work in process	11,891	14,680
Finished goods and component parts	36,494	35,679

	$53,689	$58,422

The Company regularly reviews inventory quantities on hand and records a provision for excess and slow moving inventory. The Company bases this analysis primarily on the length of time the item has remained in inventory and management’s consideration of current and expected market conditions. During 2009, 2008 and 2007, the Company recorded $2,459,000, $1,950,000 and $1,026,000 in charges to earnings to write down the recorded cost of inventory to its estimated recoverable value.

Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Vendor deposits	$619	$1,198
Prepaid insurance	2,314	2,127
Federal tax deposits	1,302	—
State tax deposits	1,275	—
Other current assets	1,801	1,260

	$7,311	$4,585

Property and Equipment

The Company states property and equipment at cost less accumulated depreciation. For property and equipment acquired as a result of business combinations (see Note 2), cost is determined based upon fair values as of the acquisition dates. The Company computes depreciation using the straight-line method over estimated useful lives. The Company capitalizes expenditures for replacements and major improvements and expenses as incurred expenditures for maintenance, repairs and minor replacements. The Company amortizes leasehold improvements over the lesser of the estimated useful life or term of the lease.

Long-Lived Assets

Long-lived assets include property, plant and equipment and definite-lived intangibles. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired definite-lived intangibles. The Company tests for the impairment of long-lived assets upon the occurrence of a triggering event. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in the Company’s budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, impairment has occurred, and the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The Company measures the fair value of the asset using quoted market prices or, in the absence of quoted market prices, upon an estimate of discounted cash flows. The Company generally discounts cash flows at an interest rate commensurate with a weighted average cost of capital for a similar asset. The Company has assessed the current market conditions and has concluded, at the present time, that a triggering event has not occurred that requires an impairment analysis of long-lived assets. The Company will continue to monitor for events or conditions that could change this assessment. For the years ended December 31, 2009, 2008 and 2007, no significant impairment charges were recorded for assets of continuing operations.

Goodwill

The Company tests for the impairment of goodwill on at least an annual basis. Beginning in 2009, the Company performs its annual test of impairment of goodwill as of October 1. The Company’s goodwill impairment test involves a comparison of the fair value of each of the Company’s reporting units with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models, including earnings multiples of comparable publicly traded companies and recent acquisition transactions within the Company’s industry. Certain estimates and judgments, including future earnings and cash flow levels, future interest rates and future stock market valuation levels, are required in the application of the fair value models. If the fair value of the reporting unit is less than the carrying value, the goodwill for the reporting unit is further evaluated for impairment. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values. For the years ended December 31, 2009 and 2007, no impairment occurred for goodwill of continuing operations. For the year ended December 31, 2008, the Company recognized a goodwill impairment of $23.5 million related to its pressure and flow control reporting unit. See footnote 4 for further discussion of the Company’s 2008 goodwill impairment. Should the Company’s estimate of the fair value of any of its reporting units decline in future periods, due to deterioration in global economic conditions, changes in the Company’s outlook for future profits and cash flows, reductions in the market price of the Company’s stock, increased costs of capital, reductions in valuations of other public companies within the Company’s industry or valuations observed in acquisition transactions within the Company’s industry, future impairment of goodwill could be required.

Other Intangible Assets

Other intangible assets include non-compete agreements, customer lists, patents and technology and other similar items. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. The Company makes judgments and estimates in conjunction with determining the fair value and useful lives of these intangible assets. The Company’s estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The estimates are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment the Company sells, among other factors. If the Company’s assumptions regarding these factors change, the Company may be required to recognize an asset impairment or modify the amortization period with respect to the intangible assets impacted by the assumption changes.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Loan Costs

The Company incurred deferred loan costs in connection with the arrangement of the Company’s senior credit facility (see Note 7). Net deferred loan costs of $0.7 million and $0.9 million are included in Other Assets on the December 31, 2009 and 2008 balance sheets. The Company amortizes deferred loan costs over the term of the senior credit facility, which is five years. Accumulated amortization was $0.5 million and $0.3 million at December 31, 2009 and 2008. Amortization of deferred loan costs for the years ended December 31, 2009, 2008 and 2007, which the Company classifies as interest expense, was $0.2 million for each of these years. Accumulated amortization and interest expense also included the write-off of deferred loan costs of $0.05 million for the year ended December 31, 2007. This write-off of deferred loan costs related to the Company amending and restating its senior credit facility in October 2007.

Self-Insurance

The Company is self-insured up to certain levels for its group medical coverage. The Company insures for amounts in excess of the self-insured levels, up to a limit. The Company estimates liabilities associated with these risks by considering historical claims experience. Although management believes adequate reserves have been provided for expected liabilities arising from the Company’s self-insured obligations, there is a risk that the Company’s insurance may not be sufficient to cover any particular loss or that its insurance may not cover all losses. For example, while the Company maintains product liability insurance, this type of insurance is limited in coverage, and it is possible an adverse claim could arise in excess of the Company’s coverage. Finally, insurance rates have in the past been subject to wide fluctuation. Changes in coverage, insurance markets and the industry may result in increases in the Company’s cost and higher deductibles and retentions.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, the Company records deferred income taxes based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect upon recovery or settlement of the underlying assets or liabilities.

The Company records a valuation allowance in each reporting period when management believes that it is more likely than not that it will not realize any deferred tax asset created. Management will continue to evaluate the appropriateness of the allowance in the future based upon the operating results of the Company, among other factors. The Company does not record deferred tax assets for the excess of the tax basis over the book basis for its equity investments in corporate joint ventures.

In June 2006, new accounting principles were issued which clarified the accounting for uncertainty in income taxes recognized. The Company adopted these principles on January 1, 2007, as required. The Company recorded the cumulative effect of adopting these principles in retained earnings and other accounts as applicable.

In accounting for income taxes, the Company estimates a liability for future income taxes. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company ultimately determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company sells its products and services based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue when all of the following criteria have been met: evidence of an arrangement exists; delivery to and acceptance by the customer has occurred; the price to the customer is fixed or determinable; and collectability is reasonably assured. Upon the performance of a service, the Company recognizes revenue in accordance with the related contract provisions. The Company defers and recognizes customer advances or deposits as revenue when the Company has completed all of its performance obligations related to the sale. The amounts billed for shipping and handling costs are included in revenue and the related costs are included in costs of sales.

Foreign Currency Translation

The functional currency for the Company’s Indian operations and its Dubai affiliate is the United States dollar. The functional currency for the Company’s Canadian operations and its Mexico affiliate is their respective local currency. The Company maintains the accounting records for all of its international subsidiaries in local currencies.

The Company translates the results of operations for foreign subsidiaries with functional currencies other than the United States dollar using average exchange rates during the period. The Company translates assets and liabilities of these foreign subsidiaries using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity.

For the Company’s non-U.S. subsidiaries where the functional currency is the United States dollar, the Company translates inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of revenue and expense, at historical rates of exchange. The Company translates monetary assets and liabilities at current exchange rates. The Company translates all other revenues and expenses at average exchange rates. The Company recognizes translation gains and losses for these subsidiaries in the Company’s results of operations during the period incurred. The Company reflects the gain or loss related to individual foreign currency transactions in results of operations when incurred.

Stock-Based Compensation

The Company incurs stock-based compensation expense related to its share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The Company uses the grant date closing price of the Company’s stock to determine the fair value of restricted stock awards. The Company amortizes to selling, general and administrative expense, on a straight-line basis over the vesting period, the fair value of options and restricted stock awards. The Company has recorded an estimate for forfeitures of awards of stock options and restricted stock. The Company adjusts this estimate if actual forfeitures differ from the estimate.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Supplemental disclosures of cash flow information is presented in the following table (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Cash paid during the period for:
Interest	$641	$2,408	$527
Income taxes	12,254	14,277	11,373

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

New Accounting Pronouncements

In September 2006, new accounting principles were issued that define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about fair value measurements. The Company adopted these principles on January 1, 2008. The adoption of the new principles did not have any impact on the Company’s consolidated financial position, results of operations and cash flows. On January 1, 2009, these new principles became effective on a prospective basis for non-financial assets and liabilities for which companies do not measure fair value on a recurring basis. The application of the new principles to the Company’s non-financial assets and liabilities will primarily relate to assets acquired and liabilities assumed in business combinations and asset impairments, including goodwill and long-lived assets occurring subsequent to the effective date. The initial application of the new principles did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, nor does the Company expect the impact in future periods to be material.

In December 2007, new accounting principles were issued that change the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. These new principles became effective for annual periods beginning after December 15, 2008, with prospective application for all business combinations entered into after the date of adoption. The Company adopted these new principles on January 1, 2009. Due to the adoption of these new principles during the first quarter of 2009, approximately $125,000 of transaction costs were expensed that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable. Management does not expect the provisions of these new principles that modify the income statement recognition associated with changes to deferred tax valuation allowances and tax uncertainties established in connection with prior business combinations to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, new accounting principles were issued that establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new principles became effective for interim and annual periods ending after June 15, 2009 and set forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that the Company should make about events or transactions that occurred

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the balance sheet date. The Company adopted these new principles on June 30, 2009. The adoption of these new principles did not have any impact on the Company’s consolidated financial position, results of operations and cash flows.

2.	BUSINESS COMBINATIONS AND DISPOSITIONS:

Business Combinations

On March 4, 2009, the Company purchased the assets of the surface wellhead business of Azura Energy Systems Surface, Inc. (“Azura”) for $8.1 million in cash (subject to a customary working capital adjustment) plus the assumption of accounts payable and other liabilities. During the third quarter of 2009, the Company finalized the working capital adjustment and subsequently adjusted the purchase amount to $7.4 million. This business, which has been consolidated with the Company’s current wellhead business, provides additional geographic locations in key markets such as the Marcellus and Barnett Shales. The Company funded the purchase of these assets from its working capital and the use of its senior credit facility.

On May 29, 2008, the Company exercised its option to purchase certain fixed assets and inventory of HP&T Products, Inc. in India (“HP&T India”) at their estimated fair value of $0.4 million. During the first quarter of 2009, the Company made a further payment of $0.1 million based on the final fair market valuation of the fixed assets and inventory. The Company funded the purchase of these assets from the Company’s working capital and the use of its senior credit facility.

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

On October 30, 2007, the Company completed the purchases of all of the outstanding stock of Energy Equipment Corporation (“EEC”), and HP&T Products, Inc. (“HP&T”), for approximately $72.3 million and $25.9 million. EEC manufactures valves, chokes, control panels, and their associated parts for sub-sea applications, extreme temperatures, and highly corrosive environments. HP&T designs gate valves, manifolds, chokes and other products. The acquisitions of EEC and HP&T demonstrate the Company’s commitment to developing engineered products for both surface and subsea applications. These acquisitions evolve from the Company’s growth strategy focused on improving its geographic presence and enhancing its product mix through complementary patented product additions. The Company funded these acquisitions from the Company’s working capital and the use of its senior credit facility.

The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying consolidated financial statements since the dates of acquisition. The Company allocated the purchase prices to the net assets acquired based upon their estimated fair values at the dates of acquisition. The Company recorded as goodwill the excess of the purchase price over the net assets acquired. The Company considers the balances included in the consolidated balance sheet at December 31, 2009 related to the EEC, HP&T, Pinnacle and HP&T India acquisitions to be final. The Company considers the balances included in the consolidated balance sheet at December 31, 2009 related to the Azura acquisition to be based on preliminary information and subject to change when final asset valuations are determined and the potential for liabilities has been evaluated. The Azura acquisition is not material to the Company’s consolidated financial statements, and therefore a preliminary purchase price allocation is not presented.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes investing activities related to the Company’s acquisitions presented in the consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Fair value of tangible and intangible assets, net of cash acquired	$8,865	$2,801	$68,811
Goodwill recorded	—	758	40,756
Total liabilities assumed	(1,391)	(827)	(18,674)
Common stock issued	—	—	—

Cash paid for acquisitions, net of cash acquired	$7,474	$2,732	$90,893

The acquisitions of HP&T, Pinnacle, HP&T India and Azura were not material to the Company’s consolidated financial statements, and therefore the Company does not present pro forma information. The following presents the consolidated financial information for the Company on a pro forma basis assuming the acquisition of EEC had occurred as of January 1, 2007. The Company has adjusted historical financial information to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair value of the acquired assets, interest expense related to the borrowing under the Company’s senior credit facility and to reclassify certain items to conform to the Company’s financial reporting presentation.

Year Ended
December 31, 2007
(In thousands, except
per share amounts)
(Unaudited)

Revenues	$271,921
Income from continuing operations	$27,137
Basic Earnings per share from continuing operations	$2.31
Diluted Earnings per share from continuing operations	$2.24

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

Dispositions

During 2004 and 2005, the Company sold substantially all of the assets of its products and distribution segments. The assets of the products and distribution segments sold constituted businesses and thus the Company reported their results of operations as discontinued operations. The Company now operates under the one remaining historical reporting segment, pressure control. Accordingly, all historical segment results reflect this operating structure.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results of discontinued operations are as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Revenues	$—	$—	$—
Costs of revenues	—	—	—

Gross profit	—	—	—

Impairment charges	—	—	—
Operating expenses	—	46	1,928

Operating loss	—	(46)	(1,928)
Interest expense	—	21	—
Other (income) expense	—	—	(2)

Loss before benefit for income taxes	—	(67)	(1,930)
Benefit for income taxes	—	(19)	(673)

Loss from discontinued operations	$—	$(48)	$(1,257)

The Company had no income or loss from discontinued operations in 2009. The loss incurred in 2008 is primarily attributable to the results of a state sales tax audit against one of the Company’s discontinued businesses. The loss incurred in 2007 is primarily attributable to a jury verdict during 2007 against one of the Company’s discontinued businesses.

3.	PROPERTY AND EQUIPMENT:

A summary of property and equipment and the estimated useful lives is as follows (dollars in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2009	2008

Land	—	$951	$901
Buildings and improvements	3-40 years	14,454	13,465
Machinery and equipment	3-15 years	44,928	37,882
Vehicles	5-10 years	1,092	948
Furniture and fixtures	3-10 years	1,330	1,249
Computer equipment	3-7 years	6,140	5,200
Construction in progress	—	3,959	4,571

		72,854	64,216
Less — Accumulated depreciation		(23,501)	(18,145)

Property and equipment, net		$49,353	$46,071

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $6,258,000, $5,130,000 and $3,892,000. Included in computer equipment costs are capitalized computer software development costs of $1,837,000 and $1,468,000 at December 31, 2009 and 2008. Depreciation expense related to capitalized computer software development costs was $300,000, $240,000 and $182,000 for the years ended December 31, 2009, 2008 and 2007 and is included in depreciation expense above.

4.	GOODWILL:

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. The Company records identifiable intangible assets acquired in business combinations based upon fair value at the date of acquisition.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company tests for the impairment of goodwill on at least an annual basis. Starting in 2009, the Company’s performs its annual test of impairment of goodwill as of October 1. The test for goodwill impairment is a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then the Company must perform a second step to determine the goodwill impairment required, if any. In this second step, the Company uses the estimated fair value from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The Company follows business combination accounting rules to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The Company then compares the residual amount of goodwill that results from this hypothetical purchase price allocation to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

Generally accepted accounting principles in the United States define a reporting unit as an operating segment or one level below an operating segment (referred to as a component), and states that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Management evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The Company has determined that its three operating segments, for purposes of the goodwill impairment test, constitute its reporting units.

The Company estimates the fair value of its reporting units using discounted cash flows and earnings multiples of comparable publicly traded companies and recent acquisition transactions within the Company’s industry. The key discounted cash flow assumptions used to determine the fair value of the Company’s reporting units as of October 1, 2009 included: a) cash flow periods of 5 years, b) terminal values calculated at 6.5 times the terminal year EBITDA and c) a discount rate of 15.83%.

Because quoted market prices for the Company’s individual operating segments was not available, management must apply judgment in determining the estimated fair value of its reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the discounting of reporting units’ projected cash flow and publicly traded company multiples. A key component of these fair value determinations is an assessment of the fair value using discounted cash flows and other market-related valuation models in relation to the Company’s market capitalization.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a Company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the Company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, the Company compares the above fair value calculations using discounted cash flows and other market-related valuation models to market capitalization plus a control premium.

For the year ended December 31, 2009, the Company has determined no impairment of its pressure and flow control, wellhead and pipeline reporting units exist; however, should the Company’s estimate of the fair value of any of its reporting units decline in future periods, due to deterioration in global economic conditions, changes in the Company’s outlook for future profits and cash flows, reductions in the market price of the Company’s stock, increased costs of capital, reductions in valuations of other public companies within the Company’s industry or

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuations observed in acquisition transactions within the Company’s industry, an impairment of goodwill could be required. At October 1, 2009, goodwill by reporting unit was $71.4 million, $13.6 million and $3.6 million for the pressure and flow control, wellhead and pipeline reporting units. At October 1, 2009, the estimated fair value of the pressure and flow control, wellhead and pipeline reporting units exceeded the recorded net book value of these reporting units by 44%, 61% and 50%. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value of a reporting unit below its carrying value.

At December 31, 2008, the Company completed the annual impairment test. The Company’s calculations indicated the fair values of the wellhead and pipeline reporting units exceeded their net book values and, accordingly, goodwill was not considered to be impaired. However, due to a number of factors, including the then-existing current global economic environment, the Company’s current estimate of its customers’ drilling activities, increased costs of capital and the decrease in the Company’s market capitalization, the Company’s calculations for the pressure and flow control reporting unit indicated its net book value exceeded its fair value and, accordingly, goodwill was considered to be impaired. The Company used the estimated fair value of the pressure and flow control reporting unit from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of the pressure and flow control reporting unit for this calculation were in the following areas: (1) adjusting the carrying value of property, plant and equipment to their estimated aggregate fair values; (2) adjusting the carrying value of other intangible assets to their estimated aggregate fair values; and (3) recalculating deferred income taxes, after considering the likely tax basis a hypothetical buyer would have in the assets and liabilities. Based on this analysis, it was determined that $23.5 million of goodwill impairment existed for the pressure and flow control group. The Company recorded this impairment in operating expenses in the consolidated statement of operations for the year ended December 31, 2008. This non-cash charge did not impact the Company’s liquidity position, debt covenants or cash flows.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance, December 31, 2007	$112,249
Impairment of goodwill	(23,500)
Acquisition of Pinnacle	758
Adjustments	(1,578)

Balance, December 31, 2008	$87,929
Adjustments	850

Balance, December 31, 2009	$88,779

During 2009, the Company increased goodwill by $0.9 million as a result of foreign currency translation adjustments. During 2008, the Company decreased goodwill by $24.3 million, primarily as a result of goodwill impairment of $23.5 million, a $1.6 million decrease in goodwill as a result of foreign currency translation adjustments and a $0.3 million decrease related to a tax adjustment. Partially offsetting these decreases were increases of $0.8 million and $0.3 million related to the acquisitions of Pinnacle and EEC.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER INTANGIBLE ASSETS:

Other intangible assets include non-compete agreements, customer lists, patents and technology and other similar items, as described below (in thousands):

	December 31,	December 31,
	2009	2008

Covenants not to compete	$5,365	$5,226
Customer lists	12,719	12,588
Patents and technology	22,646	22,538
Other intangible assets	2,399	1,223

	43,129	41,575
Less: Accumulated amortization	(11,038)	(8,098)

	$32,091	$33,477

During 2009, the Company allocated value to the intangible assets acquired in the Azura acquisition. The Company allocated $1,165,000 to other intangible assets, and will amortize these assets over a period of 10 years.

During 2008, the Company allocated value to the intangible assets acquired in the Pinnacle acquisition. The Company allocated $1,486,500 to customer lists, and will amortize these assets over a period of 15 years.

The Company amortizes covenants not to compete on a straight-line basis over the terms of the agreements, which range from one to five years. Accumulated amortization was $4,453,000 and $4,041,000 at December 31, 2009 and 2008. The Company recorded amortization expense of $268,000, $402,000 and $311,000 for the years ended December 31, 2009, 2008 and 2007 as operating expense in the Consolidated Statements of Operations.

The Company acquired customer lists as part of the acquisitions of Oilco, KC Machine, EEC and Pinnacle and recorded these customer lists based upon their fair value at the acquisition dates. The Company amortizes customer lists on a straight-line basis over periods ranging from five to twenty years. Accumulated amortization was $2,429,000 and $1,524,000 at December 31, 2009 and 2008. The Company recorded amortization expense of $794,000, $809,000 and $335,000 for the years ended December 31, 2009, 2008 and 2007 as operating expense in the Consolidated Statements of Operations.

The Company acquired patents and technology primarily as part of the acquisition of HP&T and recorded these patents and technology intangibles based upon their fair value at the acquisition date. The Company amortizes these patents and technology on a straight-line basis over fifteen years. Accumulated amortization was $3,238,000 and $1,759,000 at December 31, 2009 and 2008. The Company recorded amortization expense of $1,479,000, $1,478,000 and $263,000 for the years ended December 31, 2009, 2008 and 2007 as operating expense in the Consolidated Statements of Operations.

The Company acquired other intangible assets primarily as part of the acquisitions of Azura, HP&T and EEC and recorded these other intangible assets based upon their fair value at the acquisition date. The Company amortizes these other intangible assets on a straight-line basis over periods ranging from 8 months to ten years. Accumulated amortization was $918,000 and $774,000 at December 31, 2009 and 2008. The Company recorded amortization expense of $133,000, $530,000 and $170,000 for the years ended December 31, 2009, 2008 and 2007 as operating expense in the Consolidated Statements of Operations.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated aggregate amortization expense for other intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Year ending December 31 —
2010	2,351
2011	2,249
2012	2,231
2013	2,231
2014	2,231

Excluded from the above amortization expense is $1.3 million of covenants not to compete and patents for which the amortization period has not yet begun.

6.	ACCRUED LIABILITIES:

Accrued liabilities consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Accrued payroll and related benefits	$5,752	$5,005
Accrued medical costs	895	826
Accrued taxes	1,482	3,106
Customer deposits/unearned revenue	1,961	4,928
Accrued legal	1,810	1,874
Accrued acquisition costs	—	515
Other accrued liabilities	2,459	3,020

	$14,359	$19,274

7.	LONG-TERM DEBT:

Long-term debt from financial institutions consists of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Wells Fargo revolver	$—	$18,000
Wells Fargo swing line	—	750
Other Note Payables	—	8

Total	—	18,758
Less — Current maturities of long-term debt	—	(5)

Long-term debt	$—	$18,753

The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012 that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility and is subject to the same covenants and restrictions. As of December 31, 2009, the Company had no outstanding borrowings under its senior credit facility or Canadian revolving credit facility. However, at December 31, 2009, the Company used the senior credit facility for letters of credit of approximately $0.1 million that mature at various dates throughout 2010.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company’s availability under its senior credit facility was $118.1 million. The Company’s availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which totals $118.2 million at December 31, 2009, less the Company’s outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under the Company’s senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis.

The Company expects to use the proceeds from any advances made pursuant to the senior credit facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. The applicable interest rate of the senior credit facility is governed by the Company’s leverage ratio and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. The Company has the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of its senior credit facility, whereas any borrowings under the swing line portion of the senior credit facility are made using prime. The senior credit facility’s effective interest rate, including amortization of deferred loan costs, was 7.0% during 2009. The effective interest rate, excluding amortization of deferred loan costs, was 5.0% during 2009. The Company is required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits the Company’s ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of the Company’s net worth at any time. The senior credit facility provides, among other covenants and restrictions, that the Company complies with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA (as defined under the senior credit facility). As of December 31, 2009, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 61.5 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $6.2 million, which represents 16% of current year EBITDA. Substantially all of the Company’s assets collateralize the senior credit facility.

8.	EARNINGS PER SHARE:

The Company computes basic net income per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic but includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income for the years ended December 31, 2009, 2008 and 2007, as follows (in thousands except per share data):

	2009	2008	2007

Numerator:
Income from continuing operations	$16,165	$13,045	$26,507
Loss from discontinued operations	—	(48)	(1,257)

Net income	$16,165	$12,997	$25,250

Denominator:
Weighted average common shares outstanding — basic	12,711	12,457	11,726
Shares for dilutive stock options, restricted stock and warrants	95	355	388

Weighted average common shares outstanding — diluted	12,806	12,812	12,114

Basic earnings (loss) per common share:
Continuing operations	$1.27	$1.05	$2.26
Discontinued operations	—	—	(0.11)

Net income per common share	$1.27	$1.05	$2.15

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007

Diluted earnings (loss) per common share:
Continuing operations	$1.26	$1.02	$2.19
Discontinued operations	—	—	(0.11)

Net income per common share	$1.26	$1.02	$2.08

For 2009, 2008 and 2007, there were 863,836, 492,128 and 208,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2008, there were 5,027 shares of restricted stock that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

9.	INCOME TAXES:

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2009	2008	2007

Federal —
Current	$7,624	$16,449	$14,163
Deferred	(334)	(2,836)	(229)
State —
Current	111	782	808
Deferred	(53)	7	10
Foreign —
Current	(12)	43	648
Deferred	(198)	(71)	(513)

Provision for income taxes from continuing operations	$7,138	$14,374	$14,887

Benefit for income taxes from discontinued operations	$—	$(19)	$(673)

A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows (dollars in thousands):

	2009	2008	2007

Income tax expense at the statutory federal rate	$8,156	$9,597	$14,488
Increase (decrease) resulting from —
Goodwill impairment	—	5,250	—
Nondeductible expenses	276	397	765
State income taxes, net of federal benefit	236	786	532
Change in valuation allowance	(295)	138	—
Section 199 deduction	(247)	(624)	(531)
International rate differences	(234)	53	(6)
ETI deduction	—	(713)	—
R&D credit	(204)	(514)	(155)
Other tax credits	(2)	(241)	(126)
Changes in uncertain tax positions	(484)	299	52
Other	(64)	(54)	(132)

	$7,138	$14,374	$14,887

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense for the year ended December 31, 2009 was $7.1 million as compared to $14.4 million in the year ended December 31, 2008. The decrease was due to a decrease in income before taxes, as well as non-deductible goodwill impairment incurred in 2008 but not in 2009, benefits relating to tax positions taken in prior years for which the statute of limitations has expired, lower state taxes incurred relating to adjustments from the prior year, and benefits from lower tax rates in international jurisdictions. The Company’s effective tax rate was 30.6% in the year ended December 31, 2009 compared to 52.4% in the year ended December 31, 2008.

Income tax expense for the year ended December 31, 2008 was $14.4 million as compared to $14.9 million in the year ended December 31, 2007. The decrease was due to a decrease in income before taxes, primarily related to goodwill impairment recognized for the Company’s pressure and flow control reporting unit for the year ended December 31, 2008. See Note 4 for further discussion of the Company’s goodwill impairment. The Company’s effective tax rate was 52.4% in the year ended December 31, 2008 compared to 36.0% in the year ended December 31, 2007. The higher rate in 2008 resulted primarily from a non-deductible impairment of goodwill, partially offset by higher deductions for certain expenses related to production activities, the utilization of R&D tax credits during 2008 and extraterritorial income exclusion tax deductions available for years prior to 2007. In March and June 2008, the Company filed amended tax returns for the years 2006, 2005 and 2004, which resulted in an income tax expense reduction of $1.0 million. In addition, the 2007 effective tax rate included approximately $0.6 million of income tax expense related to certain compensation expenses that were non-deductible under Section 162(m) of the Internal Revenue Code, whereas the 2008 effective tax rate included approximately $0.1 million of income tax expense for such non-deductible compensation. Partially offsetting these decreases was additional income tax expense due to a $0.3 million increase in the Company’s liability for unrecognized tax benefits, and an increase in income tax expense of approximately $0.1 million related to a portion of the change in the Company’s valuation allowance.

The components of deferred taxes as of December 31 are as follows (dollars in thousands):

	2009	2008

Deferred income tax assets —
Net operating loss carryforwards	$3,776	$4,111
Other carryforwards	23	0
Accrued expenses	1,536	1,474
Inventories	2,533	1,920
Allowance for doubtful accounts	63	244
Stock-based compensation	3,125	2,232
Other	125	479

	11,181	10,460
Valuation allowance	(3,116)	(3,451)

Total deferred income tax assets	8,065	7,009
Deferred income tax liabilities —
Property and equipment	(6,146)	(4,756)
Intangible assets	(6,565)	(6,009)
Prepaid expenses	(797)	(741)
Other	—	(398)

Total deferred income tax liabilities	(13,508)	(11,904)

Net deferred income tax liability	$(5,443)	$(4,895)

The Company and its subsidiaries file a consolidated federal income tax return. At December 31, 2009, the Company had net operating loss (“NOL”) carryforwards of approximately $10.1 million for federal income tax purposes that expire beginning in 2020 and are subject to annual limitations under Section 382 of the Internal Revenue Code. At December 31, 2009, the Company had NOL carryforwards of approximately $1.5 million for

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state income tax purposes that expire between 2010 and 2029. At December 31, 2009, the Company had NOL carryforwards of approximately $0.6 million for foreign income tax purposes that do not expire. At December 31, 2009, the Company also has foreign capital losses of $0.2 million that do not expire. In 2009 and 2008, the Company’s NOL utilization resulted in a $330,000 reduction in both years in the deferred tax asset associated with these carryforwards. In connection with the utilization of the federal NOLs in 2009 and 2008, the Company recorded $330,000 of reductions to its valuation allowance against income tax expense in 2009 and against goodwill in 2008. Additionally, in 2008 the Company recorded a reduction of $11,000 to its net operating loss carryforwards and valuation allowance as a result of state NOLs of $11,000 that can be used in 2008. These 2008 decreases were partially offset by a $149,000 increase in the NOL carryforwards and valuation allowance related to net operating losses for certain foreign operations.

The Company operates in a number of domestic tax jurisdictions and certain foreign tax jurisdictions under various legal forms. As a result, the Company is subject to domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year. The Company has provided additional taxes for the anticipated repatriation of earnings of certain foreign subsidiaries and equity investments where management has determined that the foreign subsidiaries and equity investments earnings are not indefinitely reinvested. For foreign subsidiaries and equity investments whose earnings are deemed to be indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. The Company’s income from continuing operations before provision for income taxes is comprised of $23.0 million domestic income and $0.3 million foreign income for the year ended December 31, 2009.

At December 31, 2009, the Company had $28.3 million in goodwill, net of accumulated amortization that will be tax deductible in future periods.

The changes in unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

Balance at December 31, 2007	$859
Additions based on tax positions during the year	544
Additions for tax positions of prior years	164
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(347)
Settlements with taxing authorities	—

Balance at December 31, 2008	$1,220

Additions based on tax positions during the year	177
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(401)
Settlements with taxing authorities	—

Balance at December 31, 2009	$996

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008, are $0.8 million and $0.9 million of tax positions that, if recognized in future periods, would impact the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of income tax expense in the consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has accrued $0.1 million and $0.4 million as of December 31, 2009 and 2008 for the potential payment of interest and penalties. During the year ended December 31, 2009 and 2008, the Company recognized $0.1 million and $0.1 million in potential interest and penalties associated with uncertain tax positions. Also, during the year ended December 31, 2009 and 2008, the Company recognized $0.4 million and $0.1 million in tax benefits related to the derecognition of previously accrued interest and penalties on tax positions in which the statute of limitations lapsed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006 and is no longer subject to state and local income tax examinations by tax authorities for years before 2006. All years for foreign jurisdictions are subject to tax examinations by tax authorities. The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.4 million during the next twelve months due to the expiration of statute of limitations.

Section 162(m) of the Internal Revenue Code denies the Company a tax deduction for annual compensation in excess of $1 million paid to any of its Named Executive Officers, unless the compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by the Company’s stockholders. Based on this authority, the Company’s ability to deduct compensation expense generated in connection with the exercise of options granted under its stock incentive plan should not be limited by Section 162(m). The Company’s has designed its stock incentive plan to provide flexibility with respect to whether restricted stock awards will qualify as performance-based compensation under Section 162(m) and, therefore, be exempt from the deduction limit. If the forfeiture restrictions relating to a restricted stock award are based solely upon the satisfaction of one of the performance criteria set forth in the stock incentive plan, then the compensation expense relating to the award should be deductible by the Company if the restricted stock award becomes vested. However, compensation expense deductions relating to a restricted stock award will be subject to the Section 162(m) deduction limitation if the award becomes vested based upon any other criteria set forth in the award (such as vesting based upon continued employment with the Company or upon a change of control). A portion of the restricted stock awards granted to the Company’s former Chief Executive Officer in 2006, which were subject to vesting based on continued employment with the Company, and which have since become fully vested pursuant to a change of control provision in the former Chief Executive Officer’s then existing employment agreement, were subject to the Section 162(m) deduction limitation. In addition, the portion of total salary and bonus compensation that exceeded one million dollars for the Company’s former Chief Executive Officer did not so qualify and was subject to the limitation on deductibility under Section 162(m). As a result, the $2.5 million change of control compensation charge recorded by the Company during the year ended December 31, 2007, and the $0.3 million compensation expense related to the 2008 vesting of 10,000 shares of restricted stock awards granted to the Company’s former Chief Executive Officer in 2007, was not fully deductible.

The Company is currently under examination by the Internal Revenue Service for the tax year 2007. The Company does not expect that the results of the examination will have a material impact on its financial position, results of operations or cash flows.

10.	RELATED-PARTY TRANSACTIONS:

The Company has transactions in the ordinary course of business with certain related parties. Management believes these transactions were made at the prevailing market rates or terms.

The Company leases certain buildings under noncancelable operating leases from employees of the Company. Lease commitments under these leases are approximately $0.6 million for 2010 through 2012. Rent expense to related parties was $0.4 million, $0.4 million, and $0.1 million for the years ended December 31, 2009, 2008 and 2007.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells pressure control products to and perform services for its unconsolidated affiliates in Mexico and Dubai. The Company’s unconsolidated affiliate in Mexico is a joint venture between the Company and Servicios Y Maquinaria De Mexico, S.A. de C.V., or SYMMSA, a subsidiary of GRUPO R, a conglomerate of companies that provides services to the energy and industrial sectors in Mexico. The total amount of these sales to the Mexico joint venture was approximately $0.3 million, $0.4 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, and the total accounts receivable due from the Mexico joint venture was approximately $74,000 and $50,000 at December 31, 2009 and 2008. The Company’s unconsolidated affiliate in Dubai, which was formed in 2009, is a joint venture between the Company and Aswan International Engineering Company LLC. The total amount of these sales to the Dubai joint venture was approximately $0.6 million for the year ended December 31, 2009 and the total accounts receivable due from the Dubai joint venture was approximately $0.7 million at December 31, 2009.

11.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases certain buildings, equipment and vehicles under noncancelable operating leases with related parties and other third parties. Total expense related to these leases included in the accompanying statements of operations for the years ended December 31, 2009, 2008 and 2007 were $2,910,000, $2,689,000 and $2,130,000. Aggregate minimum rental commitments for noncancelable operating leases with terms exceeding one year, net of minimum sublease income, are as follows (dollars in thousands):

Year ending December 31 —
2010	$2,315
2011	1,437
2012	965
2013	692
2014	485
Thereafter	4

Total minimum lease payments	$5,898
Less: minimum sublease income	(115)

Net minimum lease payments	$5,783

Contingencies

The Company is involved in various legal actions arising in the ordinary course of business.

The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During 2009, the Company recorded approximately $280,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination. The Company anticipates the environmental monitoring activities, for which the Company bears partial liability, to continue at least through the year 2024. Additionally, the Company currently believes that it is more likely than not that it will incur future remediation costs at this site and has accrued, during 2009, $100,000 for potential future remediation costs based on the preliminary results of the Phase III investigation. While no agency-approved final remediation plan has been made of the Company’s liability for remediation costs with respect to the site, management does not expect that its ultimate remediation costs will have a material impact on its financial position, results of operations or cash flows.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, the Company had no significant letters of credit outstanding.

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

The sale of the Company’s common stock by First Reserve Fund VIII in November 2006 coupled with its sale of common stock in the offering described above constituted a “change of control” pursuant to the terms of the Company’s then existing employment agreement with the Company’s former Chairman, President and Chief Executive Officer. As a result, the Company’s former CEO was contractually entitled to a change of control payment from the Company of $1.6 million, which is two times the average of his salary and bonus over the past two years, and the immediate vesting of 66,667 unvested stock options with an exercise price of $12.31 and 75,000 unvested shares of restricted stock held by the former CEO. In the second quarter of 2007, the Company incurred a compensation charge of approximately $1.9 million, net of tax, or $0.16 per diluted share for the year ended December 31, 2007, related to the payment to the former CEO of the $1.6 million change of control payment and the immediate vesting of previously unvested stock options and restricted stock held by him pursuant to the terms of his then existing employment agreement.

Common Stock

The Company issued 490,685 shares of common stock during the year ended December 31, 2009 primarily as a result of 367,685 stock options exercised by option holders under the Company’s 2002 Stock Incentive Plan, the granting of 128,000 shares of restricted stock to Company employees and members of the Company’s Board of Directors less the forfeiture of 5,000 shares of restricted stock granted in 2009.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

No warrants were exercised during the year ended December 31, 2009. At December 31, 2009, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding. Each of these warrants expire on December 17, 2011.

Additional Paid-In Capital

During the year ended December 31, 2009, additional paid-in capital increased as a result of the employee stock-based compensation cost recorded, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised and vesting of restricted stock. Partially offsetting these increases to additional paid-in capital is a decrease principally related to the expiration of unexercised options.

13.	EMPLOYEE BENEFIT PLANS:

T-3 Energy Services, Inc. 2002 Stock Incentive Plan

The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan, after an amendment approved by the stockholders on June 4, 2009, provides for the issuance of up to 2,623,000 shares of common stock thereunder, and will remain in effect until December 31, 2011, unless terminated earlier. Stock options granted will reduce the number of available shares under the Plan on a one share for one share basis, whereas restricted stock will reduce the number of available shares under the Plan on a 1.22 shares for one share basis. As of December 31, 2009, the Company had 388,842 equivalent shares available for issuance as stock options or 318,723 equivalent shares available for issuance as restricted stock in connection with the Plan. Outstanding stock options and unvested restricted stock awards under the Plan as of December 31, 2009 were 1,068,706 shares and 129,700 shares.

The Company recognized $6,753,000, $5,529,000 and $3,223,000 of employee stock-based compensation expense related to stock options and restricted stock during the years ended December 31, 2009, 2008 and 2007. The stock-based compensation expense for the year ended December 31, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement. The stock-based compensation expense for the year ended December 31, 2007, includes a charge of $922,000 related to the immediate vesting of 66,667 unvested stock options and 75,000 unvested shares of restricted stock held by our former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his then existing employment agreement as described in Note 12. The related income tax benefit recognized during the years ended December 31, 2009, 2008 and 2007 was $2,363,000, $1,815,000 and $917,000.

Stock Option Awards

Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three to four years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees on the date of grant. The Company amortizes to selling, general and administrative expense, on a straight-line basis over the vesting period, the fair value of the options. The Company has recorded an estimate for forfeitures of awards of stock options. The Company will adjust this estimate as actual forfeitures differ from the estimate. The Company estimated the fair value of each stock option on the grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. The Company estimated the expected volatility based on historical and implied volatilities of the Company’s stock and historical and implied volatilities of comparable companies. The Company based the expected term on historical employee exercises of options. The Company based the risk-free interest rate upon the U.S. Treasury yield curve in effect at

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Expected volatility	57.96%	50.00%	40.00%
Risk-free interest rate	2.33%	2.28%	4.50%
Expected term (in years)	4.5	4.7	5.0

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2009	1,345,708	$28.06
Granted	207,500	15.15
Exercised	(367,685)	10.50
Forfeited	(116,817)	36.46

Outstanding at December 31, 2009	1,068,706	$30.67	7.89	$4,611

Vested or expected to vest at December 31, 2009	1,021,955	$30.57	7.87	$4,463

Exercisable at December 31, 2009	461,540	$31.25	7.22	$2,042

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $7.65, $19.13 and $12.15. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2,463,000, $6,193,000 and $6,643,000.

As of December 31, 2009, total unrecognized compensation costs related to nonvested stock options was $5.1 million. The Company expects to recognize this cost over a weighted average period of one year. The total fair value of stock options vested was $6.0 million, $2.9 million and $1.3 million during the years ended December 31, 2009, 2008 and 2007.

On June 4, 2009, the Company converted phantom stock options awarded to Steven W. Krablin, representing the value of the right to acquire 100,000 shares of the Company’s stock to 100,000 stock options granted pursuant to the Plan. The Company originally awarded these phantom stock options on March 23, 2009, in connection with Mr. Krablin’s appointment as President, Chief Executive Officer and Chairman of the Board, and they had a strike price of $14.85, which was equal to the fair market value of the Company’s common stock on March 23, 2009. The terms and conditions of the stock options are unchanged from the terms and conditions of the phantom stock options. These stock options will vest one-half on March 23, 2010 and one-half on March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company. For further discussion of Mr. Krablin’s Employment Agreement, please refer to Note 16.

Restricted Stock Awards

On June 4, 2009, the Company converted a phantom 10,000 share restricted stock grant to Mr. Krablin to a grant of 10,000 shares of restricted stock granted pursuant to the Plan. The Company originally awarded this phantom restricted stock grant on March 23, 2009, in connection with Mr. Krablin’s appointment with the Company. The Company determined the fair value of these restricted shares based on the closing price of the Company’s stock on June 4, 2009. This restricted stock grant will vest one-half on March 23, 2010, with the other half vesting March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company. For further discussion of Mr. Krablin’s Employment Agreement, please refer to Note 16.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the status of the Company’s restricted stock awards as of December 31, 2009 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Non-Vested at January 1, 2009	18,680	$65.79
Granted	128,000	15.43
Vested	(11,980)	56.22
Forfeited	(5,000)	15.43

Non-Vested at December 31, 2009	129,700	$18.91

The weighted average grant date fair value of shares of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $15.43, $65.79 and $32.00.

As of December 31, 2009, there was $1.8 million of total unrecognized compensation cost related to the Company’s restricted stock. The Company expects to recognize this cost over a weighted average period of two years.

Defined Contribution Plans

The Company sponsors a defined contribution retirement plan for most full-time and some part-time employees. The plan provides for matching contributions up to 50% of the first 6% of covered employees’ salaries or wages contributed and for discretionary contributions. Contributions to this plan totaled approximately $550,000, $597,000 and $479,000 for the years ended December 31, 2009, 2008 and 2007.

14.	SEGMENT INFORMATION:

The Company’s determination of reportable segments considers the strategic operating units under which the Company sells various types of products and services to various customers. Financial information for purchase transactions is included in the segment disclosures only for periods subsequent to the dates of acquisition.

Management evaluates the operating results of its pressure control reporting segment based upon its three product lines: pressure and flow control, wellhead and pipeline. The Company’s operating segments of pressure and flow control, wellhead and pipeline have been aggregated into one reporting segment, pressure control, as the operating segments have the following commonalities: economic characteristics, nature of the products and services, type or class of customer, and methods used to distribute their products and provide services. The pressure control segment manufactures, remanufactures and repairs high pressure, severe service products including valves, chokes, actuators, blowout preventers, manifolds and wellhead equipment; manufactures accumulators and rubber goods; and applies custom coating to customers’ products used primarily in the oil and gas industry. No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2009.

The accounting policies of the segment are the same as those of the Company as described in Note 1. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada and all assets are held in the United States, Canada and India.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments

	Pressure
	Control	Corporate	Consolidated
		(In thousands)

2009
Revenues	$218,461	$—	$218,461
Depreciation and amortization	8,012	920	8,932
Income (loss) from operations	42,599	(20,102)	22,497
Total assets	227,115	52,706	279,821
Capital expenditures	5,620	610	6,230
2008
Revenues	$285,329	$—	$285,329
Depreciation and amortization	7,230	1,119	8,349
Income (loss) from operations	52,353	(23,178)	29,175
Total assets	247,058	40,054	287,112
Capital expenditures	7,664	3,636	11,300
2007
Revenues	$217,434	$—	$217,434
Depreciation and amortization	3,674	1,297	4,971
Income (loss) from operations	56,430	(15,031)	41,399
Total assets	273,578	26,984	300,562
Capital expenditures	6,100	945	7,045

Geographic Segments

	Revenues			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
	(In thousands)

United States	$199,152	$270,967	$199,985	$161,198	$160,912	$176,952
Canada	19,309	14,362	17,449	7,034	6,277	10,435
India	—	—	—	1,991	288	—

	$218,461	$285,329	$217,434	$170,223	$167,477	$187,387

The Company’s Indian operations reflect no revenue for 2009 and their initial year of 2008, as all sales are intercompany and thus eliminate in consolidation.

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 2009 and 2008 is as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31

2009
Revenues	$62,786	$55,748	$47,490	$52,437
Gross profit	24,026	20,662	16,622	18,269
Income from operations	6,142	7,553	4,105	4,697
Net income	3,820	4,888	4,079	3,378
Basic earnings per common share:
Continuing operations	.30	.39	.32	.26
Discontinued operations	—	—	—	—
Net income	.30	.39	.32	.26
Diluted earnings per common share:
Continuing operations	.30	.38	.32	.26
Discontinued operations	—	—	—	—
Net income	.30	.38	.32	.26

	March 31	June 30	September 30	December 31

2008
Revenues	$69,170	$67,690	$69,838	$78,631
Gross profit	27,171	27,080	26,298	30,329
Income (loss) from operations	14,529	11,573	10,396	(7,323)
Income (loss) from continuing operations	9,513	7,516	4,706	(8,690)
Loss from discontinued operations	(2)	(9)	(9)	(28)
Net income (loss)	9,511	7,507	4,697	(8,718)
Basic earnings (loss) per common share:
Continuing operations	.77	.60	.38	(.69)
Discontinued operations	—	—	—	—
Net income (loss)	.77	.60	.38	(.69)
Diluted earnings (loss) per common share:
Continuing operations	.75	.58	.37	(.69)
Discontinued operations	—	—	—
Net income (loss)	.75	.58	.37	(.69)

The results of operations for the quarter ended December 31, 2009 included physical inventory count adjustments related to the Company’s wellhead product line of $0.8 million, or $0.04 per diluted share after tax. The results of operations for the quarter ended September 30, 2009 included the benefit of an insurance claim settlement related to Hurricane Ike of $1.1 million, or $0.05 per diluted share after tax. The results of operations for the quarter ended March 31, 2009 included pre-tax charges for severance-related costs of $3.9 million, or $0.20 per diluted share after tax, and for acquisition-related costs of $0.3 million, or $0.02 per diluted share after tax. The results of operations for the quarter ended December 31, 2008 reflect the goodwill impairment charge of $23.5 million, or $1.62 per diluted share after tax. See Note 4 for a further discussion of the goodwill impairment charge. Also, during the quarter ended December 31, 2008, the Company recorded a tax benefit of $0.9 million as a result of the

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductibility of $2.6 million of strategic alternative costs, of which $2.2 million was recorded in the quarter ended September 30, 2008 and $0.4 million was recorded in the quarter ended June 30, 2008. Prior to the fourth quarter of 2008, these strategic alternative costs were deemed to be non-deductible. The results of operations for the quarter ended September 30, 2008 include strategic alternative costs of approximately $2.2 million, or $0.18 per diluted share after tax. Additionally, the results of operations for the quarter ended June 30, 2008 include strategic alternative costs of approximately $2.5 million, or $0.12 per diluted share after tax. The sum of the individual quarterly net income per common share amounts may not agree with the year-to-date net income per common share as the Company bases each quarterly computation upon the weighted average number of common shares outstanding during that period.

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

Appointment of Steven W. Krablin

On March 23, 2009, the Company entered into an Employment Agreement (the “Agreement”) with Steven W. Krablin to replace Mr. Halas as President, Chief Executive Officer and Chairman of the Board, effective March 23, 2009. The Agreement has a two year term with an annual base salary of $500,000 and an annual bonus to be awarded based on achievement of performance goals to be established annually by the Board. Mr. Krablin was also granted phantom stock options representing the value of the right to acquire 100,000 shares of the Company’s common stock at a strike price equal to the fair market value of the Company’s common stock on the date of grant, and phantom restricted stock grants of 10,000 shares, with each share of phantom restricted stock representing the same value as a share of restricted stock granted pursuant to the Plan. On June 4, 2009, the Company converted these phantom stock options and phantom restricted stock grants to stock options and restricted stock grants under the Plan.

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

T-3 ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Strategic Alternatives Costs

During 2008, the Company incurred approximately $4.7 million of costs related to the pursuit of strategic alternatives for the Company. The Company classified these costs as selling, general and administrative expenses within the Company’s condensed consolidated statements of operations for the year ended December 31, 2008. The Company did not incur any similar costs during the year ended December 31, 2009.

Subsequent Events

The Company’s management has evaluated subsequent events for events or transactions that have occurred after December 31, 2009 through the date of the filing of this Form 10-K.

No events or transactions have occurred during this period that the Company feels should be recognized or disclosed in the December 31, 2009 financial statements.

INDEX TO EXHIBITS

Exhibit
Number			Identification of Exhibit

3.1		—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).
3.2		—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
3.3		—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
3.4		—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
3.5		—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).
4.1		—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).
4.2		—	Form of warrant to purchase 327,862 shares of the Company’s Common Stock at $12.80 per share issued to former T-3 shareholders in connection with the merger of T-3 and Industrial Holdings, Inc. (incorporated herein by reference to Annex VII to the Definitive Proxy Statement on Schedule 14A of T-3 dated November 9, 2001).
10	.1+	—	T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended and restated effective June 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2009).
10	.2+	—	Form of Employee Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 18, 2006).
10	.3+	—	Form of Non-Employee Director Non-Statutory Stock Option Agreement under the Company’s 2002 Stock Incentive Plan, as amended and restated effective July 30, 2002 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 18, 2006).
10.4		—	Stock Purchase Agreement by and Among T-3 Energy Services, Inc., Energy Equipment Corporation, Energy Equipment Group, Inc. and the Stockholders of Energy Equipment Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).
10.5		—	Stock Purchase Agreement by and among T-3 Energy Services, Inc., HP&T Products, Inc., Federal International (2000) Ltd, George Anderson, Vijay Chatufale and Joe Gruba (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 31, 2007).
10	.6+	—	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
10.7		—	Second Amended and Restated Credit Agreement dated as of October 26, 2007, among T-3 Energy Services, Inc. as U.S. Borrower, T-3 Energy Services (formerly known as T-3 Oilco Energy Services Partnership) as Canadian Borrower, Wells Fargo Bank, National Association as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, and as Lead Arranger, Comerica Bank as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2007).
10	.8+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2008).
10	.9+		Restricted Stock Award Agreement of James M. Mitchell (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2008).
10	.10+	—	Employment Agreement by and between Keith A. Klopfenstein and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2008).

Exhibit
Number			Identification of Exhibit

10	.11+		Separation Agreement by and between Gus D. Halas and T-3 Energy Services, Inc., effective as of March 23, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2009).
10	.12+		Employment Agreement by and between Steven W. Krablin and T-3 Energy Services, Inc., effective as of March 23, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2009).
14.1		—	Senior Executive Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Company’s 2003 Annual Report on Form 10-K).
21	.1*	—	Subsidiaries of the Company.
23	.1*	—	Consent of Ernst & Young LLP with respect to the audited consolidated financial statements of T-3 Energy Services, Inc. and subsidiaries.
31	.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).
32	.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement