Form 10-Q
period 2010-03-31
T-3 ENERGY SERVICES INC
filed 2010-04-29
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010
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
Yes ☐   No ☑
     At April 28, 2010 the registrant had 13,068,704 shares of common stock outstanding.

TABLE OF CONTENTS
FORM 10-Q

i

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,646	$11,747
Accounts receivable – trade, net	32,615	28,450
Inventories	57,574	53,689
Deferred income taxes	3,026	2,485
Prepaids and other current assets	5,582	7,311

Total current assets	105,443	103,682

Property and equipment, net	48,793	49,353
Goodwill, net	88,954	88,779
Other intangible assets, net	31,514	32,091
Other assets	5,994	5,916

Total assets	$280,698	$279,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$17,017	$17,213
Accrued expenses and other	11,443	14,359
Current maturities of long-term debt	—	—

Total current liabilities	28,460	31,572

Long-term debt, less current maturities	—	—
Other long-term liabilities	926	1,144
Deferred income taxes	8,345	8,009

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 13,061,644 and 13,038,143 shares issued and outstanding at March 31, 2010 and December 31, 2009	13	13
Warrants, 10,157 issued and outstanding at March 31, 2010 and December 31, 2009	20	20
Additional paid-in capital	182,629	181,115
Retained earnings	58,181	56,201
Accumulated other comprehensive income	2,124	1,747

Total stockholders’ equity	242,967	239,096

Total liabilities and stockholders’ equity	$280,698	$279,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Products	$36,632	$53,341
Services	8,370	9,445

	45,002	62,786

Cost of revenues:
Products	24,130	33,181
Services	5,207	5,579

	29,337	38,760

Gross profit	15,665	24,026

Selling, general and administrative expenses	12,957	18,078

Equity in earnings of unconsolidated affiliates	106	194

Income from operations	2,814	6,142

Interest expense	(167)	(250)

Other income, net	62	25

Income from operations before provision for income taxes	2,709	5,917

Provision for income taxes	729	2,097

Net income	$1,980	$3,820

Earnings per common share:
Basic	$.15	$.30

Diluted	$.15	$.30

Weighted average common shares outstanding:
Basic	12,915	12,529

Diluted	13,093	12,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,980	$3,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	109	284
Depreciation and amortization	2,223	2,036
Amortization of deferred loan costs	57	57
Gain on sale of assets	(9)	(6)
Write-off of property and equipment and inventory, net	162	13
Deferred taxes	(348)	(723)
Employee stock-based compensation expense	1,109	2,019
Excess tax benefits from stock-based compensation	(28)	—
Equity in earnings of unconsolidated affiliate	(106)	(194)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	(4,229)	2,802
Inventories	(4,046)	(1,355)
Prepaids and other current assets	1,734	322
Other assets	(43)	(124)
Accounts payable — trade	(282)	(6,614)
Accrued expenses and other	(3,120)	2,095

Net cash provided by (used in) operating activities	(4,837)	4,432

Cash flows from investing activities:
Purchases of property and equipment	(1,018)	(1,546)
Proceeds from sales of property and equipment	82	6
Cash paid for acquisitions, net of cash acquired	—	(7,474)

Net cash used in investing activities	(936)	(9,014)

Cash flows from financing activities:
Net borrowings under swing line credit facility	—	1,114
Borrowings on revolving credit facility	—	17,000
Repayments on revolving credit facility	—	(13,000)
Proceeds from exercise of stock options	520	—
Excess tax benefits from stock-based compensation	28	—

Net cash provided by financing activities	548	5,114

Effect of exchange rate changes on cash and cash equivalents	124	(18)

Net increase (decrease) in cash and cash equivalents	(5,101)	514
Cash and cash equivalents, beginning of period	11,747	838

Cash and cash equivalents, end of period	$6,646	$1,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net income	$1,980	$3,820

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	377	(349)

Comprehensive income	$2,357	$3,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     T-3 Energy Services, Inc. has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its wholly owned subsidiaries (collectively, “T-3” or the “Company”). The Company accounts for its 50% investments in its unconsolidated Mexico and Dubai affiliates under the equity method of accounting and has eliminated all significant intercompany balances and transactions in consolidation. Operating results for the three months ended March 31, 2010 may not be indicative of the results for the full year ending December 31, 2010. The Company has made certain reclassifications to conform prior year financial information to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments.
Goodwill and Other Long-Lived Assets
     The Company tests for the impairment of goodwill on at least an annual basis and for the impairment of other long-lived assets upon the occurrence of a triggering event.
     The Company has assessed the current market conditions and has concluded, at the present time, that no triggering events requiring an impairment analysis of goodwill or long-lived assets have occurred in 2010. The Company will continue to monitor for events or conditions that could change this assessment.
New Accounting Pronouncements
     On January 1, 2009, the Company adopted prospectively a new framework for measuring fair value for non-financial assets and liabilities for which companies do not measure fair value on a recurring basis. The application of the new principles to the Company’s non-financial assets and liabilities primarily relate to assets acquired and liabilities assumed in business combinations and asset impairments, including goodwill and long-lived assets occurring subsequent to the effective date. The initial application of the new principles did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, nor does the Company expect the impact in future periods to be material.
     On January 1, 2009, the Company adopted a new accounting principle on accounting for business combinations. Due to the adoption of these new principles, approximately $125,000 of transaction costs were expensed during the first quarter of 2009 that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable.
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
     In October 2009, an update was issued to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. The Company does not expect the provisions of this update to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
2. BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
     On March 4, 2009, the Company purchased the assets of the surface wellhead business of Azura Energy Systems Surface, Inc. (“Azura”) for $8.1 million in cash (subject to a customary working capital adjustment) plus the assumption of accounts payable and other liabilities. During the third quarter of 2009, the Company finalized the working capital adjustment and subsequently adjusted the purchase price to $7.4 million. This business, which has been consolidated with the Company’s current wellhead business, provides additional geographic locations in key markets such as the Marcellus and Barnett Shales. The Company funded the purchase of these assets from its working capital and the use of borrowings under its senior credit facility.
     On May 29, 2008, the Company exercised its option to purchase certain fixed assets and inventory of HP&T Products, Inc. (“HP&T”) in India at their estimated fair value of $0.4 million. During the first quarter of 2009, the Company made a further payment of $0.1 million based on the final fair market valuation of the fixed assets and inventory. The Company funded the purchase of these assets from the Company’s working capital and the use of borrowings under its senior credit facility.
     These acquisitions were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The Company allocated the purchase prices to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The Company considers the balances included in the consolidated balance sheets at December 31, 2009 and March 31, 2010 related to the HP&T acquisition to be final. The Company based the balances included in the consolidated balance sheets at December 31, 2009 related to the Azura acquisition on preliminary information and, at March 31, 2010, the Company considers these balances to be final. These acquisitions are not material to the Company’s condensed consolidated financial statements, and therefore the Company does not present a preliminary purchase price allocation and pro forma information.
     The Company had no acquisitions for the three months ended March 31, 2010. The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2009 (dollars in thousands):

Fair value of tangible and intangible assets, net of cash acquired	$8,865
Goodwill recorded	—
Total liabilities assumed	(1,391)
Common stock issued	—

Cash paid for acquisitions, net of cash acquired	$7,474

3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$5,370	$5,304
Work in process	12,693	11,891
Finished goods and component parts	39,511	36,494

	$57,574	$53,689

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of March 31, 2010, the Company had no outstanding borrowings under its senior credit facility and Canadian revolving credit facility. However, at March 31, 2010, the Company used the senior credit facility for letters of credit of approximately $0.1 million that mature at various dates through 2010. The senior credit facility provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA (as defined under the senior credit facility). As of March 31, 2010, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 71.3 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $1.0 million, which represents 16% of current year EBITDA.
     As of March 31, 2010, the Company’s availability under its senior credit facility was $107.2 million. The Company’s availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which totals $107.3 million at March 31, 2010, less the Company’s outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under the Company’s senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information related to the Company’s long-term debt.
5. EARNINGS PER SHARE
     The Company computes basic net income per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic, but the computation also includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three months ended March 31, 2010 and 2009, as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$1,980	$3,820

Denominator:
Weighted average common shares outstanding — basic	12,915	12,529

Shares for dilutive stock options, restricted stock and warrants	178	76

Weighted average common shares outstanding — diluted	13,093	12,605

Basic earnings per common share	$.15	$.30

Diluted earnings per common share	$.15	$.30

     For the three months ended March 31, 2010 and 2009, there were 528,239 and 1,126,508 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2009, there were 10,157 warrants that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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
     The accounting policies of the segment are the same as those of the Company. The Company evaluates performance based on income from operations excluding certain corporate costs not allocated to the segment. Substantially all revenues are from domestic sources and Canada, and the Company holds all assets in the United States, Canada and India.

	(dollars in thousands)
	Pressure
Three months ended March 31:	Control	Corporate	Consolidated
2010

Revenues	$45,002	$—	$45,002
Depreciation and amortization	1,987	236	2,223
Income (loss) from operations	6,661	(3,847)	2,814
Capital expenditures	903	115	1,018
2009

Revenues	$62,786	$—	$62,786
Depreciation and amortization	1,827	209	2,036
Income (loss) from operations	15,045	(8,903)	6,142
Capital expenditures	1,338	208	1,546
7. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various legal actions arising in the ordinary course of business.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During 2009, the Company recorded approximately $380,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination and potential future remediation costs based on the preliminary results of the Phase III investigation. The Company has not incurred any additional costs related to the Phase III investigation during the three months ended March 31, 2010. The Company anticipates the environmental monitoring activities, for which the Company bears partial liability, to continue at least through the year 2024. While no agency-approved final remediation plan has been made of the Company’s liability for remediation costs with respect to the site, management does not expect that its ultimate remediation costs will have a material impact on its financial position, results of operations or cash flows.

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
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiff claimed that the bolts failed and were replaced at a cost of approximately $3.0 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company appealed this decision, and on April 27, 2010 the Court of Appeals issued an opinion that affirmed the judgment for damages but reversed the judgment awarding attorney fees to Chevron. The decision of the Court of Appeals is subject to appeal by the parties. The Company has accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007.
     At March 31, 2010, the Company had $0.1 million of letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 23,501 shares of common stock during the three months ended March 31, 2010 in connection with the exercise of 26,001 stock options by option holders under the Company’s 2002 Stock Incentive Plan, less the forfeiture of 2,500 shares of restricted stock granted in 2009.
Warrants
     No warrants were exercised during the three months ended March 31, 2010. At March 31, 2010, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding. Each of these warrants expire on December 17, 2011.
Additional Paid-In Capital
     During the three months ended March 31, 2010, additional paid-in capital increased as a result of the employee stock-based compensation cost recorded, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised and vesting of restricted stock. Partially offsetting these increases to additional paid-in capital is a decrease principally related to the reversal of deferred tax assets related to stock options that expired unexercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan provides for the issuance of up to 2,623,000 shares of common stock thereunder, and will remain in effect until December 31, 2011, unless terminated earlier. Stock options granted reduce the number of available shares under the Plan on a one share for one share basis, whereas restricted stock reduce the number of available shares under the Plan on a 1.22 shares for one share basis. As of March 31, 2010, the Company had 425,998 equivalent shares available for issuance as stock options or 349,179 equivalent shares available for issuance as restricted stock in connection with the Plan. Outstanding stock options and unvested restricted stock awards under the Plan as of March 31, 2010 were 1,008,598 options and 122,200 shares.

Stock Option Awards
     Stock options under the Company’s Plan generally expire 10 years from the grant date and vest over three years from the grant date. The Company amortizes to selling, general and administrative expense, on a straight-line basis over the vesting period, the fair value of the options. The Company has recorded an estimate for forfeitures of awards of stock options. The Company will adjust this estimate as actual forfeitures differ from the estimate. The Company estimates the fair value of each stock option on the grant date using the Black-Scholes option-pricing model, using assumptions made for the expected volatility, expected term and the risk-free interest rate. The Company estimates the expected volatility based on historical and implied volatilities of the Company’s stock and historical and implied volatilities of comparable companies. The Company bases the expected term on historical employee exercises of options. The Company bases the risk-free interest rate upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. There were no stock options granted for the three months ended March 31, 2010 or 2009.
     The Company recognized employee stock-based compensation expense related to stock options of $873,000 and $1,890,000 during the three months ended March 31, 2010 and 2009. As further discussed in Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, the stock-based compensation expense related to stock options for the three months ended March 31, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement.
     On June 4, 2009, the Company converted phantom stock options awarded to Steven W. Krablin, representing the value of the right to acquire 100,000 shares of the Company’s stock, to 100,000 stock options granted pursuant to the Plan. The Company originally awarded these phantom stock options on March 23, 2009, in connection with Mr. Krablin’s appointment as President, Chief Executive Officer and Chairman of the Board, and they had a strike price of $14.85, which was equal to the fair market value of the Company’s common stock on March 23, 2009. The terms and conditions of the stock options are unchanged from the terms and conditions of the phantom stock options. On March 23, 2010, 50,000 of these stock options vested, and the remaining 50,000 stock options will vest on March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company. For further discussion of Mr. Krablin’s appointment, please refer to Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Restricted Stock Awards
     On June 4, 2009, the Company converted a phantom 10,000 share restricted stock grant to Mr. Krablin to a grant of 10,000 shares of restricted stock granted pursuant to the Plan. The Company originally awarded this phantom restricted stock grant on March 23, 2009, in connection with Mr. Krablin’s appointment with the Company. The Company determined the fair value of these restricted shares based on the closing price of the Company’s stock on June 4, 2009. On March 23, 2010, 5,000 shares of this restricted stock grant vested, and the remaining 5,000 shares will vest on March 23, 2011, conditioned on Mr. Krablin’s continued employment with the Company.
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
     The Company recognized employee stock-based compensation expense related to restricted stock awards of $236,000 and $129,000 during the three months ended March 31, 2010 and 2009.
10. INCOME TAXES
The Company’s effective tax rate was 26.9% for the three months ended March 31, 2010 compared to 35.4% for the three months ended March 31, 2009. The tax rate in 2010 was lower than the statutory rate as well as the rate in 2009 primarily due to benefits relating to tax positions taken in prior years that have been settled as a result of the conclusion of certain examinations by the taxing authorities.
11. OTHER
     Subsequent Events
     The Company’s management has evaluated subsequent events for events or transactions that have occurred after March 31, 2010 through the date of the filing of this Form 10-Q.
     No events or transactions have occurred during this period that the Company believes should be recognized or disclosed in the March 31, 2010 financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three months ended March 31, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 71%, 24% and 5% of our total revenue for the three months ended March 31, 2010. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 78% and aftermarket parts and services generated 22% of our total revenues for the three months ended March 31, 2010.
Outlook
     Our business is driven by the level and complexity of worldwide oil and natural gas drilling and completion, which is, in turn, primarily driven by current and anticipated price levels for oil and natural gas. We believe that oil and gas market prices and the drilling rig count in the United States, Canada and international markets serve as key indirect indicators of demand for the products we manufacture and sell and for the services we provide. As a general matter, changes in our revenue levels and our backlog tend to lag changes in activity levels in the industry.
     As of March 31, 2010, the average worldwide rig count increased from its recent low in the second quarter of 2009 but remained 18% below the recent high in the third quarter of 2008. As anticipated from this change in activity levels and given the lag time between activity levels and our backlog-driven deliveries, our revenues have declined for the first quarter of 2010 in comparison to the first quarter of 2009. Similarly, our backlog at March 31, 2010 was $39.7 million, which is up $5.2 million from December 31, 2009, but down $19.7 million from March 31, 2009.

     Over the past twelve months, international activity has been relatively stronger than in the United States. We have been particularly successful selling to international markets, and approximately 50% of first quarter 2010 revenues came from orders destined for use outside of the United States, which is down slightly from 56% in the fourth quarter of 2009, which included one unusually large international order of $9.0 million that shipped during that quarter. More recently, the rig count in the United States has been generally increasing since the late summer of 2009 and has continued to increase into 2010. These activity improvements have already affected our order intake, or “bookings.” Bookings levels have increased incrementally since the second quarter of 2009, and we booked approximately $50.3 million in the first quarter of 2010, which is up from $45.7 million in the fourth quarter of 2009, $43.3 million in the third quarter of 2009 and $41.8 million in the second quarter of 2009. Looking forward at the remainder of 2010, we believe the continued increases in rig counts experienced since the second quarter of 2009 indicate that our bookings should continue to recover, which would eventually lead to increases in our revenues.
Results of Operations
Three Months ended March 31, 2010 Compared with Three Months ended March 31, 2009
     Revenues. Revenues decreased $17.8 million, or 28.3%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our pressure and flow control products revenue decreased approximately $17.9 million, or 35.8%, from the three months ended March 31, 2009, primarily due to decreased purchases by our customers, due to decreased demand for our pressure and flow control products and services resulting from lower drilling activities. Our wellhead product line revenues increased approximately $2.2 million, or 25.1%, from the three months ended March 31, 2009, primarily due to the integration of Azura, as well as success in increasing sales to international and larger E&P customers, partially offset by decreased purchases by the smaller, independent E&P customers resulting from their decreased drilling activities. Our pipeline product line revenues decreased approximately $2.1 million, or 48.4%, from the three months ended March 31, 2009, due to a decrease in bookings for larger pipeline-related projects period over period. Across all three product lines, revenues have decreased when compared to the first quarter of 2009 due to pricing pressure carryover from the second half of 2009 into the first quarter of 2010 for some of our product offerings.
     Gross Profit. Gross profit as a percentage of revenues was 34.8% in the three months ended March 31, 2010 compared to 38.3% in the three months ended March 31, 2009. Gross profit margin was lower in 2010 primarily due to pricing pressure carryover from the second half of 2009 across all three product lines, volume decreases for our pressure and flow control and pipeline product lines and changes in product mix for our wellhead product line. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 38.8%, 21.9% and 23.3% for the three months ended March 31, 2010 compared to 39.4%, 31.7% and 31.3% for the three months ended March 31, 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.1 million, or 28.3%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Selling, general and administrative expenses for the three months ended March 31, 2009 included $3.9 million of separation costs for our former President, Chief Executive Officer and Chairman of the Board. Selling, general and administrative expenses, excluding the separation costs in 2009, decreased $1.2 million during the three months ended March 31, 2010 primarily due to decreased payroll-related expense of $0.4 million, decreased employee stock-based compensation expense of $0.3 million, decreased acquisition costs of $0.3 million and decreased accounts receivable reserves of $0.2 million.
     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2010 was $0.1 million compared to $0.2 million in the three months ended March 31, 2009. The decrease was attributable to our share of the reduced earnings of our Mexico joint venture during the three months ended March 31, 2010.
     Interest Expense. Interest expense for the three months ended March 31, 2010 was $0.2 million compared to $0.3 million in the three months ended March 31, 2009. The decrease was attributable to lower outstanding debt levels during the three months ending March 31, 2010.

     Income Taxes. Income tax expense for the three months ended March 31, 2010 was $0.7 million as compared to $2.1 million in the three months ended March 31, 2009. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 26.9% for the three months ended March 31, 2010 compared to 35.4% for the three months ended March 31, 2009. The tax rate in 2010 was lower than the statutory rate as well as the rate in 2009 primarily due to benefits relating to tax positions taken in prior years that have been settled as a result of the conclusion of certain examinations by the taxing authorities.
     Net Income. Net income was $2.0 million in the three months ended March 31, 2010 compared with $3.8 million in the three months ended March 31, 2009 as a result of the foregoing factors.
Liquidity and Capital Resources
     At March 31, 2010, we had working capital of $77.0 million, net available cash of $6.6 million, no long-term debt, availability under our senior credit facility of $107.2 million and stockholders’ equity of $243.0 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities.
     Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $4.8 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $5.2 million for the three months ended March 31, 2009. The decrease in net cash provided by operating activities was primarily attributable to decreased profit, increases in accounts receivable and inventory and reductions in accrued expenses.
     Net Cash Used in Investing Activities. Our principal uses of cash recently have been for capital expenditures and acquisitions. For the three months ended March 31, 2010 and 2009, we made capital expenditures of approximately $1.0 million and $1.5 million. Cash consideration paid for business acquisitions, net of cash acquired, was $7.5 million for the three months ended March 31, 2009, with no such acquisitions in the three months ended March 31, 2010 (see Note 2 to our condensed consolidated financial statements).
     Net Cash Provided by Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility and proceeds from the exercise of stock options. Principal uses of cash include payments on our senior credit facility. Financing activities provided net cash of $0.5 million for the three months ended March 31, 2010 compared to $5.1 million for the three months ended March 31, 2009. We made net borrowings under our swing line credit facility of $1.1 million during the three months ended March 31, 2009, with no such borrowings during the three months ended March 31, 2010. We borrowed a net $4.0 million on our revolving credit facility during the three months ended March 31, 2009, with no such borrowings for the three months ended March 31, 2010. We had proceeds from the exercise of stock options of $0.5 million and from the excess tax benefits from stock-based compensation of $28,000 during the three months ended March 31, 2010, with no such proceeds or excess tax benefits during the three months ended March 31, 2009.
     Principal Debt Instruments. Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million. The senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility and is subject to the same covenants and restrictions. As of March 31, 2010, we had no outstanding borrowings under our senior credit facility or Canadian revolving credit facility. However, at March 31, 2010, we used the senior credit facility for letters of credit of approximately $0.1 million that mature at various dates throughout 2010. As of March 31, 2010, availability under our senior credit facility was $107.2 million.
     Our availability in future periods is limited to the lesser of (a) three times our EBITDA on a trailing-twelve-

months basis, which totals $107.3 million at March 31, 2010, less our outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of our debt that exceed one third of our EBITDA on a trailing-twelve-months basis. As such, given our internal projections for 2010, we expect availability to continue to decrease for the first half of 2010. However, given our capital expenditure budget and internal cash-flow forecasts, we do not believe this reduction in availability under our senior credit facility will have a material adverse impact on our financial condition.
     Our leverage ratio governs the applicable interest rate of the senior credit facility and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are at the Base Rate plus the specified margin. At March 31, 2010, we had no outstanding borrowings under the revolver and swing line portions of our senior credit facility. The effective interest rate of our senior credit facility, including amortization of deferred loan costs, was 12.8% during the first quarter of 2010. The effective interest rate, excluding amortization of deferred loan costs, was 8.5% during the first quarter of 2010. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time.
     The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of March 31, 2010, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 71.3 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $1.0 million, which represents 16% of current year EBITDA. Substantially all of our assets collateralize the senior credit facility.
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
     Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2010.
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, and the valuation of goodwill and other long-lived assets. We base our estimates on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors results in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.
     We test for the impairment of goodwill on at least an annual basis and for the impairment of other long-lived assets upon the occurrence of a triggering event.
     We have assessed the current market conditions and have concluded, at the present time, that no triggering events requiring an impairment analysis of goodwill or long-lived assets have occurred in 2010. We will continue to monitor for events or conditions that could change this assessment.

     These critical accounting estimates may change as events occur, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates from those as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
New Accounting Pronouncements
     On January 1, 2009, we adopted prospectively a new framework for measuring fair value for non-financial assets and liabilities for which companies do not measure fair value on a recurring basis. The application of the new principles to our non-financial assets and liabilities primarily relate to assets acquired and liabilities assumed in business combinations and asset impairments, including goodwill and long-lived assets occurring subsequent to the effective date. The initial application of the new principles did not have a material impact on our consolidated financial position, results of operations and cash flows, nor do we expect the impact in future periods to be material.
     On January 1, 2009, we adopted a new accounting principle on accounting for business combinations. Due to the adoption of these new principles, approximately $125,000 of transaction costs were expensed during the first quarter of 2009 that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable.
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
     In October 2009, an update was issued to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the provisions of this update to have a material impact on our consolidated financial position, results of operations and cash flows.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements contained in or incorporated by reference in this Quarterly Report, our filings with the SEC, and our public releases, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided therein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “budget,” “predict,” “project,” “expect” and similar expressions identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent SEC filings.
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
     Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent SEC filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of March 31, 2010, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
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
     We translate the results of operations for foreign subsidiaries with functional currencies other than the United States dollar using average exchange rates during the period. We translate assets and liabilities of these foreign subsidiaries using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $0.4 million gain adjustment to our equity account for the three months ended March 31, 2010 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For our non-U.S. subsidiaries where the functional currency is the United States dollar, we translate our inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of revenue and expense, at historical rates of exchange. We translate monetary assets and liabilities at current exchange rates. We translate all other revenues and expenses at average exchange rates. We recognize translation gains and losses for these subsidiaries in our results of operations during the period incurred. We reflect the gain or loss related to individual foreign currency transactions in results of operations when incurred. We recorded a gain of approximately $25,000 during the three months ended March 31, 2010.

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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 5. Other Information
Employment Agreement with James M. Mitchell
     On April 28, 2010, we entered into a new employment agreement (the “Agreement’) with James M. Mitchell, our Chief Financial Officer and Senior Vice President, that replaces and supersedes his existing employment agreement. The Agreement has a term of two (2) years and provides for a base annual salary of three hundred thousand dollars ($300,000).
     The terms of the Agreement are substantially similar to his previous employment agreement, except for:
•	the Agreement does not provide for target percentages for Mr. Mitchell’s annual incentive award, instead leaving any such award up to the discretion of the Compensation Committee of our Board of Directors;

•	Mr. Mitchell will no longer receive an automobile allowance or reimbursement of country club dues;

•	Mr. Mitchell is no longer eligible for an additional severance payment upon his death or disability;

•	Mr. Mitchell’s severance payment for a termination not for cause will be equal to (i) the greater of his annual salary or the remaining salary payable to him under the Agreement plus (ii) the greater of his target or prior year actual annual incentive bonus;

•	Mr. Mitchell is now eligible for a payment following a termination not for cause or resignation with good reason following a change of control equal to (i) two times his annual base salary plus (ii) the greater of his target or prior year actual annual incentive bonus, and his unvested stock options and restricted stock will vest automatically (except for performance-based restricted stock, which shall only vest upon completion of the performance goals).
     The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
PART II
Item 6. Exhibits

Exhibit Number		Identification of Exhibit
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1*+		Employment Agreement by and betwen James M. Mitchell and T-3 Energy Services, Inc.

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan of arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2010.

T-3 ENERGY SERVICES, INC.
By:	/s/ JAMES M. MITCHELL
James M. Mitchell (Chief Financial Officer and Senior Vice President)

INDEX TO EXHIBITS

Exhibit Number		Identification of Exhibit
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1*+		Employment Agreement by and betwen James M. Mitchell and T-3 Energy Services, Inc.

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan of arrangement.