Form 10-Q
period 2010-06-30
T-3 ENERGY SERVICES INC
filed 2010-07-29
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2010
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
Yes ☐ No ☑
     At July 28, 2010 the registrant had 13,338,149 shares of common stock outstanding.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION
T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,833	$11,747
Accounts receivable — trade, net	32,713	28,450
Inventories	62,412	53,689
Deferred income taxes	3,114	2,485
Prepaids and other current assets	6,516	7,311

Total current assets	112,588	103,682

Property and equipment, net	49,093	49,353
Goodwill, net	88,699	88,779
Other intangible assets, net	30,877	32,091
Other assets	5,699	5,916

Total assets	$286,956	$279,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$15,166	$17,213
Accrued expenses and other	12,138	14,359
Current maturities of long-term debt	—	—

Total current liabilities	27,304	31,572

Long-term debt, less current maturities	—	—
Other long-term liabilities	959	1,144
Deferred income taxes	8,710	8,009

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 13,337,819 and 13,038,143 shares issued and outstanding at June 30, 2010 and December 31, 2009	13	13
Warrants, 10,157 issued and outstanding at June 30, 2010 and December 31, 2009	20	20
Additional paid-in capital	186,835	181,115
Retained earnings	61,562	56,201
Accumulated other comprehensive income	1,553	1,747

Total stockholders’ equity	249,983	239,096

Total liabilities and stockholders’ equity	$286,956	$279,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Products	$39,630	$49,206	$76,262	$102,547
Services	8,803	6,542	17,173	15,987

	48,433	55,748	93,435	118,534
Cost of revenues:
Products	26,032	31,226	50,162	64,407
Services	5,066	3,860	10,273	9,439

	31,098	35,086	60,435	73,846

Gross profit	17,335	20,662	33,000	44,688

Selling, general and administrative expenses	12,745	13,468	25,702	31,546

Equity in earnings of unconsolidated affiliates	458	359	564	553

Income from operations	5,048	7,553	7,862	13,695

Interest expense	(175)	(232)	(342)	(482)

Other income, net	75	225	137	250

Income from continuing operations before provision for income taxes	4,948	7,546	7,657	13,463

Provision for income taxes	1,643	2,658	2,372	4,755

Income from continuing operations	3,305	4,888	5,285	8,708

Income from discontinued operations, net of tax	76	—	76	—

Net income	$3,381	$4,888	$5,361	$8,708

Basic earnings per common share:
Continuing operations	$.25	$.39	$.41	$.69

Discontinued operations	$.01	$—	$—	$—

Net income per common share	$.26	$.39	$.41	$.69

Diluted earnings per common share:
Continuing operations	$.25	$.38	$.40	$.69

Discontinued operations	$.01	$—	$.01	$—

Net income per common share	$.26	$.38	$.41	$.69

Weighted average common shares outstanding:
Basic	13,022	12,638	12,969	12,583

Diluted	13,195	12,744	13,143	12,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,361	$8,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(76)	—
Bad debt expense	68	341
Depreciation and amortization	4,535	4,227
Amortization of deferred loan costs	114	114
Loss (gain) on sale of assets	(33)	18
Write-off of property and equipment and inventory, net	191	76
Deferred taxes	(226)	(885)
Employee stock-based compensation expense	2,195	3,477
Excess tax benefits from stock-based compensation	(445)	(178)
Equity in earnings of unconsolidated affiliate	(564)	(553)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	(4,389)	18,298
Inventories	(9,085)	2,300
Prepaids and other current assets	797	810
Other assets	595	(201)
Accounts payable — trade	(2,017)	(10,455)
Accrued expenses and other	(1,835)	(3,917)

Net cash provided by (used in) operating activities	(4,814)	22,180

Cash flows from investing activities:
Purchases of property and equipment	(2,972)	(2,932)
Proceeds from sales of property and equipment	130	116
Equity investments in unconsolidated affiliates	—	(2,039)
Cash paid for acquisitions, net of cash acquired	—	(7,474)

Net cash used in investing activities	(2,842)	(12,329)

Cash flows from financing activities:
Net repayments under swing line credit facility	—	(750)
Borrowings on revolving credit facility	—	18,000
Repayments on revolving credit facility	—	(30,000)
Payments on long-term debt	—	(113)
Proceeds from exercise of stock options	3,338	2,369
Excess tax benefits from stock-based compensation	445	178

Net cash provided by (used in) financing activities	3,783	(10,316)

Effect of exchange rate changes on cash and cash equivalents	(41)	49

Net decrease in cash and cash equivalents	(3,914)	(416)
Cash and cash equivalents, beginning of period	11,747	838

Cash and cash equivalents, end of period	$7,833	$422

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$3,381	$4,888	$5,361	$8,708

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(571)	1,021	(194)	672

Comprehensive income	$2,810	$5,909	$5,167	$9,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     T-3 Energy Services, Inc. has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its wholly owned subsidiaries (collectively, “T-3” or the “Company”). The Company accounts for its 50% investments in its unconsolidated Mexico and Dubai affiliates under the equity method of accounting and has eliminated all significant intercompany balances and transactions in consolidation. Operating results for the three and six months ended June 30, 2010 may not be indicative of the results for the full year ending December 31, 2010. The Company has made certain reclassifications to conform prior year financial information to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     On January 1, 2009, the Company adopted a new accounting principle on accounting for business combinations. Due to the adoption of these new principles, approximately $125,000 of transaction costs was expensed during the first quarter of 2009 that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable.
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
     These acquisitions were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The Company allocated the purchase prices to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The Company considers the balances included in the consolidated balance sheets at December 31, 2009 and June 30, 2010 related to the HP&T acquisition to be final. The Company based the balances included in the consolidated balance sheet at December 31, 2009 related to the Azura acquisition on preliminary information and, at June 30, 2010, the Company considers these balances to be final. These acquisitions are not material to the Company’s condensed consolidated financial statements, and therefore the Company does not present a preliminary purchase price allocation and pro forma information.
     The Company had no acquisitions for the six months ended June 30, 2010. The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2009 (dollars in thousands):

Fair value of tangible and intangible assets, net of cash acquired	$8,865
Goodwill recorded	—
Total liabilities assumed	(1,391)
Common stock issued	—

Cash paid for acquisitions, net of cash acquired	$7,474

3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$5,812	$5,304
Work in process	13,710	11,891
Finished goods and component parts	42,890	36,494

	$62,412	$53,689

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of June 30, 2010, the Company had no outstanding borrowings under its senior credit facility and Canadian revolving credit facility. However, at June 30, 2010, the Company used the senior credit facility for letters of credit of approximately $0.4 million that mature at various dates through 2010. The senior credit facility provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA (as defined under the senior credit facility). As of June 30, 2010, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 83.2 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $3.0 million, which represents 20% of current year EBITDA.
     As of June 30, 2010, the Company’s availability under its senior credit facility was $98.2 million. The Company’s availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which totals $98.6 million at June 30, 2010, less the Company’s outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under the Company’s senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information related to the Company’s long-term debt.
5. EARNINGS PER SHARE
     The Company computes basic net income per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic, but the computation also includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and six months ended June 30, 2010 and 2009, as follows (in thousands except per share data):

	Three Months Ended
	June 30,
	2010	2009
Numerator:
Income from continuing operations	$3,305	$4,888
Income from discontinued operations	76	—

Net income	$3,381	$4,888

Denominator:
Weighted average common shares outstanding — basic	13,022	12,638
Shares for dilutive stock options, restricted stock and warrants	173	106

Weighted average common shares outstanding — diluted	13,195	12,744

Basic earnings per common share:
Continuing operations	$.25	$.39
Discontinued operations	.01	—

Net income per common share	$.26	$.39

Diluted earnings per common share:
Continuing operations	$.25	$.38
Discontinued operations	.01	—

Net income per common share	$.26	$.38

     For the three months ended June 30, 2010 and 2009, there were 531,283 and 959,392 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2010	2009
Numerator:
Income from continuing operations	$5,285	$8,708
Income from discontinued operations	76	—

Net income	$5,361	$8,708

Denominator:
Weighted average common shares outstanding — basic	12,969	12,583
Shares for dilutive stock options, restricted stock and warrants	174	115

Weighted average common shares outstanding — diluted	13,143	12,698

Basic earnings per common share:
Continuing operations	$.41	$.69
Discontinued operations	—	—

Net income per common share	$.41	$.69

Diluted earnings per common share:
Continuing operations	$.40	$.69
Discontinued operations	.01	—

Net income per common share	$.41	$.69

     For the six months ended June 30, 2010 and 2009, there were 529,771 and 934,212 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

Substantially all revenues are from domestic sources and Canada, and the Company holds substantially all assets in the United States, Canada and India.

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended June 30:
2010
Revenues	$48,433	$—	$48,433
Depreciation and amortization	2,078	234	2,312
Income (loss) from operations	8,699	(3,651)	5,048
Capital expenditures	1,759	195	1,954
2009
Revenues	$55,748	$—	$55,748
Depreciation and amortization	1,960	231	2,191
Income (loss) from operations	11,680	(4,127)	7,553
Capital expenditures	1,061	325	1,386

	Pressure
	Control	Corporate	Consolidated
Six months ended June 30:
2010
Revenues	$93,435	$—	$93,435
Depreciation and amortization	4,065	470	4,535
Income (loss) from operations	15,360	(7,498)	7,862
Capital expenditures	2,662	310	2,972
2009
Revenues	$118,534	$—	$118,534
Depreciation and amortization	3,787	440	4,227
Income (loss) from operations	26,725	(13,030)	13,695
Capital expenditures.	2,399	533	2,932
7. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various legal actions arising in the ordinary course of business.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During 2009, the Company recorded approximately $380,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination and potential future remediation costs based on the preliminary results of the Phase III investigation. During the three months ended June 30, 2010, the Company recorded an additional $65,000 of costs related to the Phase III investigation. The Company anticipates the environmental monitoring activities, for which the Company bears partial liability, to continue at least through the year 2024. While no agency-approved final remediation plan has been made of the Company’s liability for remediation costs with respect to the site, management does not expect that its ultimate remediation costs will have a material impact on its financial position, results of operations or cash flows.
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
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the Gulf of Mexico. The plaintiff claimed that the bolts failed and were replaced at a cost of approximately $3.0 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company appealed this decision, and on April 27, 2010 the Court of Appeals issued an opinion that affirmed the judgment for damages but reversed the judgment awarding attorney fees to Chevron. Additionally, the Court of Appeals remanded the parties’contract claims to the District Court for further consideration. The Company accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007. During the three months ended June 30, 2010, the Company reversed $0.1 million, net of tax, of this accrual to reflect the reversal of the judgment awarding attorneys fees to Chevron.
     At June 30, 2010, the Company had $0.4 million of letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 299,676 shares of common stock during the six months ended June 30, 2010 in connection with the exercise of 202,176 stock options by option holders under the Company’s 2002 Stock Incentive Plan and the granting of 102,500 shares of restricted stock to Company employees and members of the Company’s Board of Directors, less the forfeiture of 5,000 shares of restricted stock granted in 2009.
Warrants
     No warrants were exercised during the six months ended June 30, 2010. At June 30, 2010, warrants to acquire 10,157 shares of common stock at $12.80 per share remain outstanding. Each of these warrants expire on December 17, 2011.
Additional Paid-In Capital
     During the six months ended June 30, 2010, additional paid-in capital increased as a result of the net employee stock-based compensation cost recorded, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), and the excess tax benefits from the stock options exercised and vesting of restricted stock. Partially offsetting these increases to additional paid-in capital is a decrease principally related to the reversal of deferred tax assets related to vested stock options that expired unexercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan, after an amendment approved by the shareholders on June 14, 2010, provides for the issuance of up to 3,573,000 shares of common stock thereunder, and will remain in effect until December 31, 2011, unless terminated earlier. Stock options granted reduce the number of available shares under the Plan on a one share for one share basis, whereas restricted stock reduce the number of available shares under the Plan on a 1.72 shares for one share basis. As of June 30, 2010, the Company had 1,096,650 equivalent shares available for issuance as stock options or 745,038 equivalent shares available for issuance as restricted stock in connection with the Plan. Outstanding stock options and unvested restricted stock awards under the Plan as of June 30, 2010 were 938,523 options and 206,200 shares.
Stock Option Awards
     Stock options under the Company’s Plan generally expire 7 to 10 years from the grant date and vest over three years from the grant date. The Company amortizes to selling, general and administrative expense, on a straight-line basis over the vesting period, the fair value of the options. The Company has recorded an estimate for forfeitures of awards of stock options. The Company will adjust this estimate as actual forfeitures differ from the estimate. The Company estimates the fair value of each stock option on the grant date using the Black-Scholes option-pricing model, using assumptions made for the expected volatility, expected term and the risk-free interest rate. The Company estimates the expected volatility based on historical and implied volatilities of the Company’s stock and historical and implied volatilities of comparable companies. The Company bases the expected term on historical employee exercises of options. The Company bases the risk-free interest rate upon the U.S. Treasury yield curve in effect at the time of grant. The Company does not expect to pay any dividends on its common stock. Assumptions used for stock options granted during 2010 and 2009 were as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009
Expected volatility	57.00%	57.96%
Risk-free interest rate	1.84%	2.33%
Expected term (in years)	4.6	4.5
     The Company granted 128,000 and 207,500 options during the six months ended June 30, 2010 and 2009. The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $14.81 and $7.65. The Company recognized employee stock-based compensation expense related to stock options of $1,684,000 and $3,168,000 during the six months ended June 30, 2010 and 2009. As further discussed in Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, the stock-based compensation expense related to stock options for the six months ended June 30, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement.
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
Restricted Stock Awards
     On June 14, 2010, the Company granted 92,500 shares of restricted stock to certain employees of the Company and 10,000 shares of restricted stock to non-executive members of the Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. The shares granted to employees will vest annually in one-third increments beginning June 14, 2012, and the shares granted to the Board members will vest on June 14, 2011.
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
     Additionally, on June 4, 2009, the Company granted 102,000 shares of restricted stock to certain employees of the Company and 16,000 shares of restricted stock to non-executive members of the Board of Directors. The Company determined the fair value of these restricted shares based on the closing price of the Company’s stock on the grant date. The shares granted to employees will vest annually in one-third increments beginning on June

4, 2011, and the shares granted to the Board members vested on June 4, 2010.
     The Company recognized employee stock-based compensation expense related to restricted stock awards of $511,000 and $309,000 during the six months ended June 30, 2010 and 2009.
10. INCOME TAXES
     The Company’s effective tax rate was 33.2% for the three months ended June 30, 2010 compared to 35.2% for the three months ended June 30, 2009. The tax rate in 2010 was lower than the statutory rate as well as the rate in 2009 primarily due to an increase in income in lower-taxed foreign jurisdictions.
     The Company’s effective tax rate was 31.0% for the six months ended June 30, 2010 compared to 35.3% for the six months ended June 30, 2009. The tax rate in 2010 was lower than the statutory rate as well as the rate in 2009 primarily due to an increase in income in lower-taxed foreign jurisdictions as well as benefits relating to tax positions taken in prior years that have been settled as a result of the conclusion of certain examinations by the taxing authorities.
11. OTHER
Subsequent Events
     The Company’s management has evaluated subsequent events for events or transactions that have occurred after June 30, 2010 through the date of the filing of this Form 10-Q.
     No events or transactions have occurred during this period that the Company believes should be recognized or disclosed in the June 30, 2010 financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 67%, 27% and 6% of our total revenue for the three months ended June 30, 2010 and 69%, 25% and 6% of our total revenue for the six months ended June 30, 2010. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 77% and 78% and aftermarket parts and services generated 23% and 22% of our total revenues for the three and six months ended June 30, 2010.
Recent Industry Event
     On April 22, 2010, a deepwater Gulf of Mexico semi-submersible drilling rig known as the Deepwater Horizon that was operated by BP Exploration & Production, Inc. (“BP”) sank after a blowout and fire that began on April 20, 2010 resulting in loss of life and a substantial discharge of hydrocarbons in the U.S. Gulf of Mexico (the “Deepwater Horizon Incident”). A blowout preventer (“BOP”) originally manufactured by one of our competitors was deployed by the Deepwater Horizon.
     In response, on May 28, 2010, the U.S. Department of the Interior, acting through the Bureau of Ocean Energy, Management, Regulation and Enforcement, at the time known as the Minerals Management Service (the “BOEM”), issued a Notice to Lessees seeking to implement a six-month moratorium on the drilling of new wells in deep waters of the U.S. Gulf of Mexico. In addition, the notice ordered the operators of 33 deepwater wells that were being drilled to halt drilling and take steps to secure the affected wells. The notice also provided for certain exceptions to the moratorium, including, among others, operations necessary to sustain reservoir pressure from producing wells and workover operations. On June 22, 2010, a federal district court in Louisiana issued a preliminary injunction prohibiting the enforcement of the six-month moratorium. In response to the preliminary injunction, the U.S. Department of the Interior filed a notice of appeal of the preliminary injunction, as well as requests for stay in both the federal district court and the U.S. Court of Appeals for the Fifth Circuit. Each court denied the department’s request for stay of the preliminary injunction during the appeals process.
     On July 12, 2010 the BOEM issued another notice to lessees and operators imposing a new moratorium on drilling activities in the U.S. Gulf of Mexico. The notice directs the suspension of drilling operations that use subsea BOPs or surface BOPs on floating facilities. In addition, during the moratorium, the BOEM will not consider approval of pending and future applications for permits to drill wells using subsea BOPs or surface BOPs on floating facilities. The moratorium will apply through November 30, 2010, subject to modification by the BOEM. We cannot currently predict the impact or ultimate duration of the newly issued moratorium. Even if the July 12, 2010 moratorium is invalidated, the BOEM has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium.
     We derive a significant portion of our revenue from the manufacture and sale of BOPs and the repair and refurbishment of BOPs and related products. Moreover, while the majority of our business is land-based, a number of our customers have ongoing operations in the U.S. Gulf of Mexico and we cannot predict the full impact of the Deepwater Horizon Incident and the resulting moratorium may have on our operations. In addition, we cannot predict how the United States and other foreign governments or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of

Mexico and other foreign regions offshore or more generally will be enacted. For example, legislation is currently being considered in Congress to regulate standards, certification, testing and documentation related to BOPs. Significant changes in regulations regarding future exploration and production activities in the U.S. Gulf of Mexico and other foreign regions offshore or other government or regulatory actions could reduce drilling and production activity, or increase the costs of our products or services, which could have a material adverse impact on our business. Conversely, other regulations may have a positive impact on our business by creating increased demand for service, certification and sales of our equipment.
Outlook
     Our business is driven by the level and complexity of worldwide oil and natural gas drilling and completion activity, which is, in turn, primarily driven by current and anticipated price levels for oil and natural gas. We believe that oil and natural gas prices and the drilling rig counts in the world serve as key indirect indicators of demand for the products we manufacture and sell and for the services we provide. As a general matter, changes in our revenue levels and our backlog tend to lag changes in the activity levels of the industry. Industry issues also affect our business, and, as noted above, the Deepwater Horizon Incident is causing our customers and the regulators who oversee our industry to reevaluate capabilities, servicing and buying patterns of many of the items we sell and service.
     Looking forward, we are optimistic of a continued recovery. General industry improvements since the second quarter of last year have helped us steadily increase our quarterly order intake, or “bookings.” We booked approximately $50.8 million in the second quarter of 2010, which is up from $50.3 million in the first quarter of 2010 and $45.7 million in the fourth quarter of 2009. Backlog now stands at $42.1 million, which is up 6% from the end of the first quarter. The majority of our business continues to be land-based, and recently we have seen our bookings shift towards domestic land-based activity along with an uptick in bookings for service and certification work on items that may be used in offshore surface and subsea operations. Ultimately, we anticipate the issuance of new regulations and requirements that should have a positive impact on our business by creating increased demand for service, certification and sales of equipment.
Results of Operations
Three Months ended June 30, 2010 Compared with Three Months ended June 30, 2009
     Revenues. Revenues decreased $7.3 million, or 13.1%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our pressure and flow control products revenue decreased approximately $10.6 million, or 24.6%, from the three months ended June 30, 2009, primarily due to decreased demand for our pressure and flow control products and services resulting from lower capital spending. Additionally, our pressure and flow control revenues have decreased when compared to the second quarter of 2009 due to pricing pressure carryover from the second half of 2009 into the first half of 2010 for some of our product offerings. Our wellhead product line revenues increased approximately $3.8 million, or 41.7%, from the three months ended June 30, 2009, primarily due to success in implementing our strategy to increase sales to international and larger E&P customers. Our pipeline product line revenues decreased approximately $0.5 million, or 13.7%, from the three months ended June 30, 2009, due to a period over period decrease in bookings for larger pipeline-related projects.
     Gross Profit. Gross profit as a percentage of revenues was 35.8% in the three months ended June 30, 2010 compared to 37.1% in the three months ended June 30, 2009. Gross profit margin was lower in 2010 primarily due to changes in customer mix and product mix for our wellhead product line. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 39.9%, 23.9% and 36.6% for the three months ended June 30, 2010 compared to 38.9%, 29.7% and 29.2% for the three months ended June 30, 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million, or 5.4%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to decreased employee stock-based compensation expense of $0.4 million, decreased payroll-related expense of $0.1 million, decreased facility closing costs of $0.1 million and decreased accounts receivable reserves of $0.1 million.
     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2010 was $0.5 million compared to $0.4 million in the three months ended June 30, 2009. The increase was attributable to our share of the increased earnings of our Mexico joint venture during the three months ended June 30, 2010.
     Interest Expense. Interest expense for the three months ended June 30, 2010 was $0.2 million compared to $0.2 million in the three months ended June 30, 2009.
     Income Taxes. Income tax expense for the three months ended June 30, 2010 was $1.6 million as compared to $2.7 million in the three months ended June 30, 2009. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 33.2% for the three months ended June 30, 2010 compared to 35.2% for the three months ended June 30, 2009 primarily due to an increase in income in lower-taxed foreign jurisdictions.
     Income from Continuing Operations. Income from continuing operations was $3.3 million in the three months ended June 30, 2010 compared with $4.9 million in the three months ended June 30, 2009 as a result of the foregoing factors.
     Discontinued Operations. Income from discontinued operations, net of tax for the three months ended June 30, 2010 was $0.1 million. During 2007, the Company accrued $1.1 million, net of tax, as a result of a jury verdict against one of the Company’s discontinued businesses and, during the three months ended June 30, 2010, the Company reversed $0.1 million, net of tax, of this accrual to reflect the reversal of a judgment awarding attorneys fees to the plaintiff. See further discussion in Note 7 to our condensed consolidated financial statements.
Six Months ended June 30, 2010 Compared with Six Months ended June 30, 2009
     Revenues. Revenues decreased $25.1 million, or 21.2%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our pressure and flow control products revenue decreased approximately $28.5 million, or 30.6%, from the six months ended June 30, 2009, primarily due to decreased demand for our pressure and flow control products and services resulting from lower capital spending. Additionally, for our pressure and flow control product line, revenues have decreased when compared to the first six months of 2009 due to pricing pressure carryover from the second half of 2009 into the first half of 2010 for some of our product offerings. Our wellhead product line revenues increased approximately $6.0 million, or 33.6%, from the six months ended June 30, 2009, primarily due to the integration of Azura, as well as success in implementing our strategy to increase sales to international and larger E&P customers. Our pipeline product line revenues decreased approximately $2.6 million, or 32.7%, from the six months ended June 30, 2009, due to a period over period decrease in bookings for larger pipeline-related projects.
     Gross Profit. Gross profit as a percentage of revenues was 35.3% in the six months ended June 30, 2010 compared to 37.7% in the six months ended June 30, 2009. Gross profit margin was lower in 2010 primarily due to changes in customer mix and product mix for our wellhead product line. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 39.3%, 23.0% and 31.0% for the six months ended June 30, 2010 compared to 39.2%, 30.7% and 30.4% for the six months ended June 30, 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million, or 18.5%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Selling, general and administrative expenses for the six months ended June 30, 2009 included $3.9 million of separation costs for our former President, Chief Executive Officer and Chairman of the Board. Selling, general and administrative expenses, excluding the separation costs in 2009, decreased $1.9 million during the six months ended June 30, 2010 primarily due to decreased employee stock-based compensation expense of $0.6 million, decreased payroll-related expense of $0.5 million, decreased third-party sales commissions of $0.4 million, decreased accounts receivable reserves of $0.3 million and decreased acquisition costs of $0.3 million, partially offset by increased legal and environmental costs of $0.1 million.

     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2010 was $0.6 million compared to $0.6 million in the six months ended June 30, 2009.
     Interest Expense. Interest expense for the six months ended June 30, 2010 was $0.3 million compared to $0.5 million in the six months ended June 30, 2009. The decrease was attributable to lower outstanding debt levels during the six months ending June 30, 2010.
     Income Taxes. Income tax expense for the six months ended June 30, 2010 was $2.4 million as compared to $4.8 million in the six months ended June 30, 2009. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 31.0% for the six months ended June 30, 2010 compared to 35.3% for the six months ended June 30, 2009. The tax rate in 2010 was lower than the statutory rate as well as the rate in 2009 primarily due to an increase in income in lower-taxed foreign jurisdictions as well as benefits relating to tax positions taken in prior years that have been settled as a result of the conclusion of certain examinations by the taxing authorities.
     Income from Continuing Operations. Income from continuing operations was $5.3 million in the six months ended June 30, 2010 compared with $8.7 million in the six months ended June 30, 2009 as a result of the foregoing factors.
     Discontinued Operations. Income from discontinued operations, net of tax for the six months ended June 30, 2010 was $0.1 million. During 2007, the Company accrued $1.1 million, net of tax, as a result of a jury verdict against one of the Company’s discontinued businesses and, during the six months ended June 30, 2010, the Company reversed $0.1 million, net of tax, of this accrual to reflect the reversal of a judgment awarding attorneys fees to the paintiff. See further discussion in Note 7 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     At June 30, 2010, we had working capital of $85.3 million, net available cash of $7.8 million, no long-term debt, availability under our senior credit facility of $98.2 million and stockholders’ equity of $250.0 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities.
     Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $4.8 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $22.2 million for the six months ended June 30, 2009. The decrease in net cash provided by operating activities was primarily attributable to decreased profit, increases in accounts receivable and inventory and reductions in accounts payable and accrued expenses. The increase in inventory primarily relates to stocking plans for booked and expected future orders at our pressure and flow control product line, as well as receipt of low-cost country sourced items in association with booked and expected future orders at our wellhead product line.
     Net Cash Used in Investing Activities. Our principal uses of cash recently have been for capital expenditures and acquisitions. For the six months ended June 30, 2010 and 2009, we made capital expenditures of approximately $3.0 million and $2.9 million. We made equity investments in our unconsolidated affiliates of $2.0 million for the six months ended June 30, 2009, with no such investments for the six months ended June 30, 2010. Cash consideration paid for business acquisitions, net of cash acquired, was $7.5 million for the six months ended June 30, 2009, with no such acquisitions in the six months ended June 30, 2010 (see Note 2 to our condensed consolidated financial statements).
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility and proceeds from the exercise of stock options. Principal uses of cash include payments on our senior credit facility. Financing activities provided net cash of $3.8 million for the six months ended June 30, 2010 compared to using net cash of $10.3 million for the six months ended June 30, 2009. We made net repayments under our swing line credit facility of $0.8 million during the six months ended June 30, 2009, with no such repayments during the six months ended June 30, 2010. We repaid a net $12.0 million on our revolving credit facility during the six months ended June 30, 2009, with no such repayments for the six months ended June 30, 2010. We had proceeds from the exercise of stock options of $3.3 million and $2.4 million and from the excess tax benefits from stock-based compensation of $0.4 million and $0.2 million during the six months ended June 30, 2010 and 2009.
     Principal Debt Instruments. Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million. The senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility and is subject to the same covenants and restrictions. As of June 30, 2010, we had no outstanding borrowings under our senior credit facility or Canadian revolving credit facility. However, at June 30, 2010, we used the senior credit facility for letters of credit of approximately $0.4 million that mature at various dates throughout 2010. As of June 30, 2010, availability under our senior credit facility was $98.2 million.
     Our availability in future periods is limited to the lesser of (a) three times our EBITDA on a trailing-twelve-months basis, which totals $98.6 million at June 30, 2010, less our outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of our debt that exceed one third of our EBITDA on a trailing-twelve-months basis. Given our internal projections for the remainder of 2010, we expect availability to increase for the last half of 2010.
     Our leverage ratio governs the applicable interest rate of the senior credit facility and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are at the Base Rate plus the specified margin. At June 30, 2010, we had no outstanding borrowings under the revolver and swing line portions of our senior credit facility. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time.
     The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of June 30, 2010, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 83.2 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $3.0 million, which represents 20% of current year EBITDA. Substantially all of our assets collateralize the senior credit facility.
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

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2010.
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
     On January 1, 2009, we adopted a new accounting principle on accounting for business combinations. Due to the adoption of these new principles during the first quarter of 2009, approximately $125,000 of transaction costs was expensed that, prior to the issuance of these new principles, would have been capitalized. The effect of this adoption for periods beyond the first quarter of 2009 will be dependent upon acquisitions at that time and therefore is not currently estimable.
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
Cautionary Note Regarding Forward-Looking Statements
     Certain statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q, our filings with the SEC, and our public releases, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, our liquidity and capital resources, and any financial guidance provided therein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “budget,” “predict,” “project,” “expect” and similar expressions identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent SEC filings, as well as those factors summarized below:
•	sustained or further declines in the prices for oil and natural gas;

•	declines in spending levels in the oil and natural gas industry;

•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;

•	our ability to deliver our backlog in a timely fashion;

•	our ability to successfully manage our growth and implement our business plan, including risks and uncertainties associated with acquisitions;

•	failing to develop and commercialize new products;

•	damage to our brand name;

•	shortages of products used in the manufacture of our products, including raw materials;

•	competition in the oilfield services industry;

•	our exposure to product liability claims, warranty claims or other claims or litigation;

•	the effects of governmental regulation and other legal requirements; and

•	shortages of qualified personnel.
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
     Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent SEC filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of June 30, 2010, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
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
     We translate the results of operations for foreign subsidiaries with functional currencies other than the United States dollar using average exchange rates during the period. We translate assets and liabilities of these foreign subsidiaries using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $0.2 million loss adjustment to our equity account for the six months ended June 30, 2010 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For our non-U.S. subsidiaries where the functional currency is the United States dollar, we translate our inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of revenue and expense, at historical rates of exchange. We translate monetary assets and liabilities at current exchange rates. We translate all other revenues and expenses at average exchange rates. We recognize translation gains and losses for these subsidiaries in our results of operations during the period incurred. We reflect the gain or loss related to individual foreign currency transactions in results of operations when incurred. We recorded a gain of approximately $0.1 million during the six months ended June 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”), and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
     Our business faces numerous risks. Any of the risks discussed below or elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in us, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 other than those set forth below.
Recent events in the U.S. Gulf of Mexico and the regulatory response may have a material adverse impact on our business.
     In May, June and July of 2010, the U.S. Department of the Interior, acting through the Bureau of Ocean Energy, Management, Regulation and Enforcement (the “BOEM”) issued a series of Notices to Lessees (the “NTLs”) seeking to implement a six-month moratorium, until at least November 30, 2010, on the drilling of new wells in deep waters of the U.S. Gulf of Mexico. In addition, the NTLs ordered the operators of 33 deepwater wells that were being drilled to halt drilling and take steps to secure the affected wells. The NTLs provide for certain exceptions to the moratorium, including, among others, operations necessary to sustain reservoir pressure from producing wells and workover operations. In addition, the BOEM has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium. The NTLs are in response to the April 20, 2010 explosion and fire on the Deepwater Horizon and the resulting oil spill. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Industry Event.”
     We cannot predict the full impact of the incident and resulting moratorium on our operations. In addition, we cannot predict how the United States and other foreign governments or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico and other foreign regions offshore or more generally will be enacted. Significant changes in regulations regarding future exploration and production activities in the U.S. Gulf of Mexico and other foreign regions offshore or other government or regulatory actions could reduce drilling and production activity, or increase the costs of our services, which could have a material adverse impact on our business.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in certain of our customers encountering increased costs or additional operating restrictions or delays in connection with their drilling activities in shale formations throughout the United States. This could negatively impact our operations and expansion efforts in the Marcellus Shale region.
     Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level. The U.S. Environmental Protection Agency, or the EPA, has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances.
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

Item 6. Exhibits

Exhibit Number		Identification of Exhibit
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.2+		Amended and Restated 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2010).

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July 2010.

T-3 ENERGY SERVICES, INC.
By:	/s/ Jason P. Clark
Jason P. Clark (Corporate Controller
and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Identification of Exhibit
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).

4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).

10.1+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.2+		Amended and Restated 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2010).

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).

32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement