Form 10-Q
period 2010-09-30
T-3 ENERGY SERVICES INC
filed 2010-10-28
CIK 879884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     At October 27, 2010 the registrant had 13,342,528 shares of common stock outstanding.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION
T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,720	$11,747
Accounts receivable — trade, net	38,159	28,450
Inventories	68,945	53,689
Deferred income taxes	3,660	2,485
Prepaids and other current assets	4,259	7,311

Total current assets	121,743	103,682

Property and equipment, net	49,755	49,353
Goodwill, net	88,871	88,779
Other intangible assets, net	30,260	32,091
Other assets	6,129	5,916

Total assets	$296,758	$279,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$17,642	$17,213
Accrued expenses and other	13,382	14,359
Current maturities of long-term debt	—	—

Total current liabilities	31,024	31,572

Long-term debt, less current maturities	—	—
Other long-term liabilities	746	1,144
Deferred income taxes	8,692	8,009

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 13,338,861 and 13,038,143 shares issued and outstanding at September 30, 2010 and December 31, 2009	13	13
Warrants, 8,595 and 10,157 issued and outstanding at September 30, 2010 and December 31, 2009	17	20
Additional paid-in capital	188,260	181,115
Retained earnings	66,044	56,201
Accumulated other comprehensive income	1,962	1,747

Total stockholders’ equity	256,296	239,096

Total liabilities and stockholders’ equity	$296,758	$279,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Products	$41,541	$39,098	$117,803	$141,645
Services	12,550	8,392	29,723	24,379

	54,091	47,490	147,526	166,024

Cost of revenues:
Products	28,501	25,819	78,663	90,226
Services	7,004	5,049	17,277	14,488

	35,505	30,868	95,940	104,714

Gross profit	18,586	16,622	51,586	61,310

Selling, general and administrative expenses	13,122	12,876	38,824	44,422

Equity in earnings of unconsolidated affiliates	437	359	1,001	912

Income from operations	5,901	4,105	13,763	17,800

Interest expense	(147)	(159)	(489)	(641)

Other income, net	121	1,234	258	1,484

Income from continuing operations before provision for income taxes	5,875	5,180	13,532	18,643

Provision for income taxes	1,393	1,101	3,765	5,856

Income from continuing operations	4,482	4,079	9,767	12,787

Income from discontinued operations, net of tax	—	—	76	—

Net income	$4,482	$4,079	$9,843	$12,787

Basic earnings per common share:
Continuing operations	$.34	$.32	$0.75	$1.01

Discontinued operations	$—	$—	$0.01	$—

Net income per common share	$.34	$.32	$0.76	$1.01

Diluted earnings per common share:
Continuing operations	$.34	$.32	$0.74	$1.00

Discontinued operations	$—	$—	$0.01	$—

Net income per common share	$.34	$.32	$0.75	$1.00

Weighted average common shares outstanding:
Basic	13,136	12,811	13,025	12,660

Diluted	13,255	12,887	13,181	12,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,843	$12,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(76)	—
Bad debt expense	79	361
Depreciation and amortization	6,870	6,484
Amortization of deferred loan costs	171	171
Loss (gain) on sale of assets	(49)	18
Write-off of property and equipment and inventory, net	365	93
Deferred taxes	(922)	(1,137)
Employee stock-based compensation expense	3,687	5,026
Excess tax benefits from stock-based compensation	(516)	(122)
Equity in earnings of unconsolidated affiliate	(1,001)	(912)
Return on equity investments in unconsolidated affiliates	795	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable — trade	(9,721)	17,445
Inventories	(15,674)	3,176
Prepaids and other current assets	3,049	1,497
Other assets	(351)	58
Accounts payable — trade	446	(10,325)
Accrued expenses and other	(761)	(2,840)

Net cash provided by (used in) operating activities	(3,766)	31,780

Cash flows from investing activities:
Purchases of property and equipment	(5,335)	(4,181)
Proceeds from sales of property and equipment	146	116
Equity investments in unconsolidated affiliates	—	(2,039)
Cash paid for acquisitions, net of cash acquired	—	(7,474)

Net cash used in investing activities	(5,189)	(13,578)

Cash flows from financing activities:
Net repayments under swing line credit facility	—	(750)
Borrowings on revolving credit facility	—	19,000
Repayments on revolving credit facility	—	(37,000)
Payments on long-term debt	—	(113)
Proceeds from exercise of stock options	3,369	2,404
Proceeds from exercise of warrants	23	—
Excess tax benefits from stock-based compensation	516	122

Net cash provided by (used in) financing activities	3,908	(16,337)

Effect of exchange rate changes on cash and cash equivalents	20	94

Net increase (decrease) in cash and cash equivalents	(5,027)	1,959
Cash and cash equivalents, beginning of period	11,747	838

Cash and cash equivalents, end of period	$6,720	$2,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$4,482	$4,079	$9,843	$12,787

Other comprehensive income:
Foreign currency translation adjustment, net of tax	409	679	215	1,351

Comprehensive income	$4,891	$4,758	$10,058	$14,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-3 ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     T-3 Energy Services, Inc. has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These financial statements include the accounts of T-3 Energy Services, Inc. and its wholly owned subsidiaries (collectively, “T-3” or the “Company”). The Company accounts for its 50% investments in its unconsolidated Mexico and Dubai affiliates under the equity method of accounting and has eliminated all significant intercompany balances and transactions in consolidation. Operating results for the three and nine months ended September 30, 2010 may not be indicative of the results for the full year ending December 31, 2010. The Company has made certain reclassifications to conform prior year financial information to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
2. BUSINESS COMBINATIONS AND DISPOSITIONS
     Pending Merger with Robbins & Myers, Inc.
     On October 6, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Robbins & Myers, Inc., an Ohio corporation (“R&M”), Triple Merger I, Inc., a Delaware corporation and wholly-owned subsidiary of R&M (“Merger Sub”), and Triple Merger II, Inc., a Delaware corporation and wholly-owned subsidiary of R&M (“Second Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the “First Merger”). If required pursuant to the Merger Agreement, immediately following the First Merger, R&M will cause the Company to merge with and into Second Merger Sub, with Second Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of R&M (such merger, if necessary, and the First Merger, together, the “Merger”).
     Upon the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved and adopted by the boards of directors of both R&M and the Company, T-3 stockholders will receive, for each share of the Company’s common stock owned, (1) 0.894 common shares, without par value, of R&M and (2) $7.95 in cash without interest. Based on the closing price of the R&M common shares (as reported on The New York Stock Exchange) of $26.68 per share on October 5, 2010, the implied exchange ratio of consideration is 1.192 common shares of R&M for each share of T-3 common stock and the value of the merger consideration is $31.80 per share of the Company’s common stock, for total aggregate consideration of approximately $422 million, net of cash assumed. Under the Merger Agreement, the Company’s stockholders are estimated to receive, in aggregate, approximately 12.0 million R&M common shares and $106.0 million in cash. Upon completion of the Merger, the Company’s current stockholders would own approximately 27% of the combined company.
     The Merger Agreement contains certain termination rights for both R&M and the Company. Upon termination of the Merger Agreement under specified circumstances, R&M may be required to pay the Company a termination fee of $24 million and the Company may be required to pay R&M a termination fee of $12 million.
     The consummation of the Merger is subject to (1) R&M’s shareholders approving the issuance of R&M shares in the Merger, (2) T-3’s stockholders adopting the Merger Agreement, (3) the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period and (4) other customary closing conditions. The Merger is not conditioned on financing. The Merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The Company currently expects to complete the Merger during the first quarter of 2011, if not earlier. Please read “Item 1A. Risk Factors— Failure to complete the merger, or a significant delay in the completion of the merger, could negatively impact our stock price and future business and financial results.”
     For additional information about the Merger, please see the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2010, and the Merger Agreement, which is attached as Exhibit 2.1 thereto.
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
     These acquisitions were accounted for using the purchase method of accounting. Results of operations for the above acquisitions are included in the accompanying condensed consolidated financial statements since the dates of acquisition. The Company allocated the purchase prices to the net assets acquired based upon their estimated fair market values at the dates of acquisition. The Company considers the balances included in the consolidated balance sheets at December 31, 2009 and September 30, 2010 related to the HP&T acquisition to be final. The Company based the balances included in the consolidated balance sheet at December 31, 2009 related to the Azura acquisition on preliminary information and, at September 30, 2010, the Company considers these balances to be final. These acquisitions are not material to the Company’s condensed consolidated financial statements, and therefore the Company does not present a preliminary purchase price allocation and pro forma information.
     The Company had no acquisitions for the nine months ended September 30, 2010. The following schedule summarizes investing activities related to the Company’s acquisitions presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 (dollars in thousands):

Fair value of tangible and intangible assets, net of cash acquired	$8,865
Goodwill recorded	—
Total liabilities assumed	(1,391)
Common stock issued	—

Cash paid for acquisitions, net of cash acquired	$7,474

3. INVENTORIES
     Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$7,047	$5,304
Work in process	14,640	11,891
Finished goods and component parts	47,258	36,494

	$68,945	$53,689

4. DEBT
     The Company’s senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and a letter of credit subfacility up to $25 million and $50 million. The Company’s senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5 million and a letter of credit subfacility of up to U.S. $5 million. The revolving credit facility matures on the same date as the senior credit facility, and is subject to the same covenants and restrictions. As of September 30, 2010, the Company had no outstanding borrowings under its senior credit facility and Canadian revolving credit facility. However, at September 30, 2010, the Company used the senior credit facility for letters of credit of approximately $0.6 million that mature at various dates through May 2011. The senior credit facility provides, among other covenants and restrictions, that the Company comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA (as defined under the senior credit facility). As of September 30, 2010, the Company was in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 127.2 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $5.3 million, which represents 22% of current year EBITDA.
     As of September 30, 2010, the Company’s availability under its senior credit facility was $100.1 million. The Company’s availability in future periods is limited to the lesser of (a) three times the Company’s EBITDA on a trailing-twelve-months basis, which totals $100.7 million at September 30, 2010, less the Company’s outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under the Company’s senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of the Company’s debt that exceed one third of the Company’s EBITDA on a trailing-twelve-months basis. See Note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information related to the Company’s long-term debt.
5. EARNINGS PER SHARE
     The Company computes basic net income per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is the same as basic, but the computation also includes dilutive stock options, restricted stock and warrants using the treasury stock method. The following tables reconcile the numerators and denominators of the basic and diluted per common share computations for net income for the three and nine months ended September 30, 2010 and 2009, as follows (in thousands except per share data):

	Three Months Ended
	September 30,
	2010	2009
Numerator:
Income from continuing operations	$4,482	$4,079
Income from discontinued operations	—	—

Net income	$4,482	$4,079

	Three Months Ended
	September 30,
	2010	2009
Denominator:
Weighted average common shares outstanding — basic	13,136	12,811
Shares for dilutive stock options, restricted stock and warrants	119	76

Weighted average common shares outstanding — diluted	13,255	12,887

Basic earnings per common share:
Continuing operations	$.34	$.32
Discontinued operations	—	—

Net income per common share	$.34	$.32

Diluted earnings per common share:
Continuing operations	$.34	$.32
Discontinued operations	—	—

Net income per common share	$.34	$.32

     For the three months ended September 30, 2010 and 2009, there were 612,000 and 846,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2010	2009
Numerator:
Income from continuing operations	$9,767	$12,787
Income from discontinued operations	76	—

Net income	$9,843	$12,787

Denominator:
Weighted average common shares outstanding — basic	13,025	12,660
Shares for dilutive stock options, restricted stock and warrants	156	98

Weighted average common shares outstanding — diluted	13,181	12,758

Basic earnings per common share:
Continuing operations	$0.75	$1.01
Discontinued operations	0.01	—

Net income per common share	$0.76	$1.01

Diluted earnings per common share:
Continuing operations	$0.74	$1.00
Discontinued operations	0.01	—

Net income per common share	$0.75	$1.00

     For the nine months ended September 30, 2010 and 2009, there were 557,000 and 974,000 options that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

	(dollars in thousands)
	Pressure
	Control	Corporate	Consolidated
Three months ended September 30:
2010
Revenues	$54,091	$—	$54,091
Depreciation and amortization	2,103	232	2,335
Income (loss) from operations	9,847	(3,946)	5,901
Capital expenditures	2,112	251	2,363
2009
Revenues	$47,490	$—	$47,490
Depreciation and amortization	2,019	238	2,257
Income (loss) from operations	8,407	(4,302)	4,105
Capital expenditures	1,230	19	1,249

	Pressure
	Control	Corporate	Consolidated
Nine months ended September 30:
2010
Revenues	$147,526	$—	$147,526
Depreciation and amortization	6,168	702	6,870
Income (loss) from operations	25,207	(11,444)	13,763
Capital expenditures	4,774	561	5,335
2009
Revenues	$166,024	$—	$166,024
Depreciation and amortization	5,806	678	6,484
Income (loss) from operations	35,132	(17,332)	17,800
Capital expenditures	3,629	552	4,181
7. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various legal actions arising in the ordinary course of business.
     The Company’s environmental remediation and compliance costs have not been material during any of the periods presented. As part of the sale of a business in 2001, the Company agreed to indemnify the buyers for certain environmental cleanup and monitoring activities associated with a former manufacturing site. The Company and the buyers have engaged a licensed engineering firm to conduct a post-closure corrective action subsurface investigation on the property and Phase II and III investigations. During 2009, the Company recorded approximately $380,000 for incurred and estimated future Phase III investigation costs to determine the location, nature and extent of any contamination and potential future remediation costs based on the preliminary results of the Phase III investigation. During the nine months ended September 30, 2010, the Company recorded an additional $92,000 of costs related to the Phase III investigation. The Company anticipates the environmental monitoring activities, for which the Company bears partial liability, to continue at least through the year 2024. While no agency-approved final remediation plan has been made of the Company’s liability for remediation costs with respect to the site, management does not expect that its ultimate remediation costs will have a material impact on its financial position, results of operations or cash flows.
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
     In July 2003, a lawsuit was filed against the Company in the U.S. District Court, Eastern District of Louisiana as Chevron, U.S.A. v. Aker Maritime, Inc. The lawsuit alleged that a wholly owned subsidiary of the Company, the assets and liabilities of which were sold in 2004, failed to deliver the proper bolts and/or sold defective bolts to the plaintiff’s contractor to be used in connection with a drilling and production platform in the

Gulf of Mexico. The plaintiff claimed that the bolts failed and were replaced at a cost of approximately $3.0 million. The complaint named the plaintiff’s contractor and seven of its suppliers and subcontractors (including the Company’s subsidiary) as the defendants and alleged negligence on the part of all defendants. The lawsuit was called to trial during June 2007 and resulted in a jury finding of negligence against the Company and three other defendants. The jury awarded the plaintiffs damages in the amount of $2.9 million, of which the Company estimates its share to be $1.0 million. The Company appealed this decision, and on April 27, 2010 the Court of Appeals issued an opinion that affirmed the judgment for damages but reversed the judgment awarding attorney fees to Chevron. Additionally, the Court of Appeals remanded the parties’contract claims to the District Court for further consideration. The Company accrued approximately $1.1 million, net of tax, for its share of the damages and attorney fees, court costs and interest, as a loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2007. During the nine months ended September 30, 2010, the Company reversed $0.1 million, net of tax, of this accrual to reflect the reversal of the judgment awarding attorneys fees to Chevron.
     At September 30, 2010, the Company had $0.6 million of letters of credit outstanding.
8. STOCKHOLDERS’ EQUITY
Common Stock
     The Company issued 300,718 shares of common stock during the nine months ended September 30, 2010 in connection with the exercise of 204,156 stock options by option holders under the Company’s 2002 Stock Incentive Plan, the exercise of 1,562 warrants and the granting of 103,500 shares of restricted stock to Company employees and members of the Company’s Board of Directors, less the forfeiture of 8,500 shares of restricted stock granted in previous periods.
Warrants
     There were 1,562 warrants exercised during the nine months ended September 30, 2010. At September 30, 2010, warrants to acquire 8,595 shares of common stock at $12.80 per share remain outstanding. Each of these warrants expire on December 17, 2011.
Additional Paid-In Capital
     During the nine months ended September 30, 2010, additional paid-in capital increased as a result of the net employee stock-based compensation cost recorded, stock options exercised by employees under the Company’s 2002 Stock Incentive Plan (as discussed above), warrant exercises (as discussed above) and the excess tax benefits from the stock options exercised and vesting of restricted stock. Partially offsetting these increases to additional paid-in capital is a decrease principally related to the reversal of deferred tax assets related to vested stock options that expired unexercised.
9. STOCK-BASED COMPENSATION
     The T-3 Energy Services, Inc. 2002 Stock Incentive Plan, as amended (the “Plan”) provides officers, employees and non-employee directors equity-based incentive awards, including stock options and restricted stock. The Plan, after an amendment approved by the shareholders on June 14, 2010, provides for the issuance of up to 3,573,000 shares of common stock thereunder, and will remain in effect until December 31, 2011, unless terminated earlier. Stock options granted reduce the number of available shares under the Plan on a one share for one share basis, whereas restricted stock reduce the number of available shares under the Plan on a 1.72 shares for one share basis. As of September 30, 2010, the Company had 1,118,170 equivalent shares available for issuance as stock options or 762,711 equivalent shares available for issuance as restricted stock in connection with the Plan. Outstanding stock options and unvested restricted stock awards under the Plan as of September 30, 2010 were 918,323 options and 200,400 shares.

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

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009
Expected volatility	57.00%	57.96%
Risk-free interest rate	1.84%	2.33%
Expected term (in years)	4.5	4.5
     The Company granted 129,000 and 207,500 options during the nine months ended September 30, 2010 and 2009. The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $14.80 and $7.65. The Company recognized employee stock-based compensation expense related to stock options of $2,739,000 and $4,485,000 during the nine months ended September 30, 2010 and 2009. As further discussed in Note 11 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, the stock-based compensation expense related to stock options for the nine months ended September 30, 2009 includes a charge of $651,000 related to the immediate vesting of 50,000 unvested stock options held by the Company’s former President, Chief Executive Officer and Chairman of the Board, pursuant to the terms of his separation agreement.
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
Restricted Stock Awards
     During the nine months ended September 30, 2010, the Company granted 93,500 shares of restricted stock to certain employees of the Company and 10,000 shares of restricted stock to non-executive members of the Board of Directors. The fair value of these restricted shares was determined based on the closing price of the Company’s stock on the grant date. The shares granted to employees will vest annually in one-third increments beginning in June 2012, and the shares granted to the Board members will vest on June 14, 2011.
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
     The Company recognized employee stock-based compensation expense related to restricted stock awards of $948,000 and $541,000 during the nine months ended September 30, 2010 and 2009.
10. INCOME TAXES
     The Company’s effective tax rate was 23.7% for the three months ended September 30, 2010 compared to 21.3% for the three months ended September 30, 2009. The tax rate in 2010 was lower than the statutory rate primarily due to income derived in lower-taxed foreign jurisdictions, tax benefits realized, as a result of the expiration of the statute of limitations, relating to tax positions taken in prior years and adjustments related to the filing of tax returns. The tax rate in 2010 was higher than the rate in 2009 primarily due to a decrease in tax benefits realized, as a result of the expiration of the statute of limitations, relating to tax positions taken in prior years partially offset by adjustments related to the filing of tax returns.
     The Company’s effective tax rate was 27.8% for the nine months ended September 30, 2010 compared to 31.4% for the nine months ended September 30, 2009. The tax rate in 2010 was lower than the statutory rate as well as the rate in 2009 primarily due to income derived in lower-taxed foreign jurisdictions, an increase in state tax credits, an increase in tax benefits realized, as a result of the expiration of the statute of limitations and the settlement of tax audits, relating to tax positions taken in prior years, and adjustments related to the filing of tax returns.
11. OTHER
     Subsequent Events
     The Company’s management has evaluated subsequent events for events or transactions that have occurred after September 30, 2010 through the date of the filing of this Form 10-Q.
     Other than disclosed above, no events or transactions have occurred during this period that the Company believes should be recognized or disclosed in the September 30, 2010 financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion and analysis of our historical results of operations and financial condition for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We operate under one reporting segment, pressure control. Our pressure control business has three product lines: pressure and flow control, wellhead and pipeline, which generated 66%, 26% and 8% of our total revenue for the three months ended September 30, 2010 and 68%, 26% and 6% of our total revenue for the nine months ended September 30, 2010. We offer original equipment products and aftermarket parts and services for each product line. Aftermarket parts and services include all remanufactured products and parts, repair and field services. Original equipment products generated 72% and 75% and aftermarket parts and services generated 28% and 25% of our total revenues for the three and nine months ended September 30, 2010.
Pending Merger with Robbins & Myers, Inc.
     On October 6, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Robbins & Myers, Inc., an Ohio corporation (“R&M”), Triple Merger I, Inc., a Delaware corporation and wholly-owned subsidiary of R&M (“Merger Sub”), and Triple Merger II, Inc., a Delaware corporation and wholly-owned subsidiary of R&M (“Second Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving corporation (the “First Merger”). If required pursuant to the Merger Agreement, immediately following the First Merger, R&M will cause us to merge with and into Second Merger Sub, with Second Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of R&M (such merger, if necessary, and the First Merger, together, the “Merger”).
     Upon the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved and adopted by the boards of directors of both R&M and T-3, our stockholders will receive, for each share of our common stock owned, (1) 0.894 common shares, without par value, of R&M and (2) $7.95 in cash without interest. Based on the closing price of the R&M common shares (as reported on The New York Stock Exchange) of $26.68 per share on October 5, 2010, the implied exchange ratio of consideration is 1.192 common shares of R&M for each share of our common stock and the value of the merger consideration is $31.80 per share of our common stock, for total aggregate consideration of approximately $422 million, net of cash assumed. Under the Merger Agreement, our stockholders are estimated to receive, in aggregate, approximately 12.0 million R&M common shares and $106.0 million in cash. Upon completion of the Merger, our current stockholders would own approximately 27% of the combined company.
     The Merger Agreement contains certain termination rights for both R&M and T-3. Upon termination of the Merger Agreement under specified circumstances, R&M may be required to pay us a termination fee of $24 million and we may be required to pay R&M a termination fee of $12 million.
     The consummation of the Merger is subject to (1) R&M’s shareholders approving the issuance of R&M shares in the Merger, (2) our stockholders adopting the Merger Agreement, (3) the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period and (4) other customary closing conditions. The Merger is not conditioned on financing. The Merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. We currently expect to complete the Merger during the first quarter of 2011, if not earlier. Please read “Item 1A. Risk Factors—Failure to complete the merger, or a significant delay in the completion of the merger, could negatively impact our stock price and future business and financial results.”

     For additional information about the Merger, please see our Current Report on Form 8-K, filed with the SEC on October 6, 2010, and the Merger Agreement, which is attached as Exhibit 2.1 thereto.
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
     In response, on May 28, 2010, the U.S. Department of the Interior, acting through the Bureau of Ocean Energy, Management, Regulation and Enforcement, at the time known as the Minerals Management Service (the “BOEM”), issued a Notice to Lessees seeking to implement a six-month moratorium on the drilling of new wells in deep waters of the U.S. Gulf of Mexico. In addition, the notice ordered the operators of 33 deepwater wells that were being drilled to halt drilling and take steps to secure the affected wells, as well as directs the suspension of drilling operations that use subsea BOPs or surface BOPs on floating facilities. In addition, during the moratorium, the BOEM would not consider approval of pending and future applications for permits to drill wells using subsea BOPs or surface BOPs on floating facilities. Additionally, the BOEM has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium. This moratorium was officially lifted on October 5, 2010, although the issuance of new permits is expected to continue to be slow. On September 30, 2010, the BOEM issued new drilling safety rules that, among other requirements, requires independent third party verification of the operational effectiveness of blind-shear rams under the maximum anticipated surface pressure as well as requirements for documentation of subsea BOP inspections and maintenance according to existing industry recommended practices for BOPs. The BOEM also indicated that more rules will be forthcoming in the near future.
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
     Looking forward, we are optimistic of a continued recovery. Notably, our third quarter of 2010 revenues reflect our first period-over-period revenue increase since the fourth quarter of 2008. We continue to steadily increase our quarterly order intake, or “bookings,” and we booked approximately $63.6 million in the third quarter of 2010, which is up 25% from $50.8 million in the second quarter of 2010 and 47% from $43.3 million in the third quarter of 2009. Backlog now stands at $51.7 million, which is up 23% from $42.1 million at the end of the second quarter. Additionally, the majority of our business continues to be land-based, and we continue to see our bookings shift towards domestic land-based activity along with an uptick in bookings for service work. Ultimately, we anticipate the issuance of new regulations and requirements that should have a positive impact on our business by creating increased demand for service, certification and sales of equipment.
Results of Operations
Three Months ended September 30, 2010 Compared with Three Months ended September 30, 2009
     Revenues. Revenues increased $6.6 million, or 13.9%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our pressure and flow control products revenue increased approximately $0.3 million, or 0.9%, from the three months ended September 30, 2009, primarily due to increased demand for our pressure and flow control products and services resulting from increased drilling activities. Our wellhead product line revenues increased approximately $5.4 million, or 61.5%, from the three months ended September 30, 2009, primarily due to success in implementing our strategy to increase sales to international and larger E&P customers. Our pipeline product line revenues increased approximately $0.9 million, or 27.3%, from the three months ended September 30, 2009, due to improved economic conditions and resulting capital spending by our pipeline product line customers.
     Gross Profit. Gross profit as a percentage of revenues was 34.4% in the three months ended September 30, 2010 compared to 35.0% in the three months ended September 30, 2009. Gross profit margin was lower in 2010 primarily due to changes in product mix for our wellhead product line. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 37.4%, 26.3% and 31.8% for the three months ended September 30, 2010 compared to 36.3%, 29.8% and 29.0% for the three months ended September 30, 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million, or 1.9%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to an increase in payroll and related benefits associated with an increase in headcount.
     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2010 was $0.4 million compared to $0.4 million in the three months ended September 30, 2009.
     Interest Expense. Interest expense for the three months ended September 30, 2010 was $0.1 million compared to $0.2 million in the three months ended September 30, 2009. The decrease was attributable to lower outstanding debt levels during the three months ending September 30, 2010.
     Other Income, Net. Other income, net for the three months ended September 30, 2010 was $0.1 million compared to $1.2 million in the three months ended September 30, 2009. The decrease was primarily attributable to income of $1.1 million related to the settlement of a business interruption insurance claim for Hurricane Ike during the three months ended September 30, 2009.
     Income Taxes. Income tax expense for the three months ended September 30, 2010 was $1.4 million as compared to $1.1 million in the three months ended September 30, 2009. The increase was primarily due to a increase in income before taxes. Our effective tax rate was 23.7% for the three months ended September 30, 2010 compared to 21.3% for the three months ended September 30, 2009 primarily due to a decrease in tax benefits realized, as a result of the expiration of the statute of limitations, relating to tax positions taken in prior years partially offset by adjustments related to the filing of tax returns.
     Income from Continuing Operations. Income from continuing operations was $4.5 million in the three months ended September 30, 2010 compared with $4.1 million in the three months ended September 30, 2009 as a result of the foregoing factors.

Nine Months ended September 30, 2010 Compared with Nine Months ended September 30, 2009
     Revenues. Revenues decreased $18.5 million, or 11.1%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our pressure and flow control products revenue decreased approximately $28.2 million, or 21.9%, from the nine months ended September 30, 2009, primarily due to lower levels of year-end backlog carryover, as well as decreased demand for our pressure and flow control products and services, as a result of lower capital spending in the first half of 2010 compared to the first half of 2009. Additionally, for our pressure and flow control product line, revenues have decreased when compared to the first nine months of 2009 due to pricing pressure carryover from the second half of 2009 into 2010 for some of our product offerings. Our wellhead product line revenues increased approximately $11.4 million, or 42.9%, from the nine months ended September 30, 2009, primarily due to the integration of Azura, as well as success in implementing our strategy to increase sales to international and larger E&P customers. Our pipeline product line revenues decreased approximately $1.7 million, or 15.5%, from the nine months ended September 30, 2009, primarily due to lower levels of year-end backlog carryover, as well as decreased demand for our pipeline products and services, as a result of lower capital spending in the first half of 2010 compared to the first half of 2009.
     Gross Profit. Gross profit as a percentage of revenues was 35.0% in the nine months ended September 30, 2010 compared to 36.9% in the nine months ended September 30, 2009. Gross profit margin was lower in 2010 primarily due to changes in product mix for our wellhead product line. Our gross profit margins for our pressure and flow control, wellhead and pipeline product lines were 38.6%, 24.2% and 31.4% for the nine months ended September 30, 2010 compared to 38.4%, 30.4% and 30.0% for the nine months ended September 30, 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.6 million, or 12.6%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Selling, general and administrative expenses for the nine months ended September 30, 2009 included $3.9 million of separation costs for our former President, Chief Executive Officer and Chairman of the Board. Selling, general and administrative expenses, excluding the separation costs in 2009, decreased $1.7 million during the nine months ended September 30, 2010 primarily due to decreased employee stock-based compensation expense of $0.7 million, decreased third-party sales commissions of $0.5 million, decreased accounts receivable reserves of $0.3 million and decreased accounting and legal costs of $0.2 million.
     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2010 was $1.0 million compared to $0.9 million in the nine months ended September 30, 2009. The increase was primarily attributable to the start-up of the Dubai joint venture during the second quarter of 2009.
     Interest Expense. Interest expense for the nine months ended September 30, 2010 was $0.5 million compared to $0.6 million in the nine months ended September 30, 2009. The decrease was attributable to lower outstanding debt levels during the nine months ending September 30, 2010.
     Other Income, Net. Other income, net for the nine months ended September 30, 2010 was $0.3 million compared to $1.5 million in the nine months ended September 30, 2009. The decrease was primarily attributable to income of $1.5 million related to the settlement of business interruption insurance claims for Hurricanes Gustav and Ike for the nine months ended September 30, 2009.
     Income Taxes. Income tax expense for the nine months ended September 30, 2010 was $3.8 million as compared to $5.9 million in the nine months ended September 30, 2009. The decrease was primarily due to a decrease in income before taxes. Our effective tax rate was 27.8% for the nine months ended September 30, 2010 compared to 31.4% for the nine months ended September 30, 2009. The tax rate in 2010 was lower than the rate in 2009 primarily due to income derived in lower-taxed foreign jurisdictions, an increase in state tax credits, an increase in tax benefits realized, as a result of the expiration of the statute of limitations and the settlement of tax audits, relating to tax positions taken in prior years, and adjustments related to the filing of tax returns.

     Income from Continuing Operations. Income from continuing operations was $9.8 million in the nine months ended September 30, 2010 compared with $12.8 million in the nine months ended September 30, 2009 as a result of the foregoing factors.
     Discontinued Operations. Income from discontinued operations, net of tax for the nine months ended September 30, 2010 was $0.1 million. During 2007, the Company accrued $1.1 million, net of tax, as a result of a jury verdict against one of the Company’s discontinued businesses and, during the nine months ended September 30, 2010, the Company reversed $0.1 million, net of tax, of this accrual to reflect the reversal of a judgment awarding attorneys fees to the plaintiff. See further discussion in Note 7 to our condensed consolidated financial statements.
Liquidity and Capital Resources
     At September 30, 2010, we had working capital of $90.7 million, net available cash of $6.7 million, no long-term debt, availability under our senior credit facility of $100.1 million and stockholders’ equity of $256.3 million. Historically, our principal liquidity requirements and uses of cash have been for debt service, capital expenditures, working capital and acquisitions, and our principal sources of liquidity and cash have been from cash flows from operations, borrowings under our senior credit facility and issuances of equity securities.
     Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $31.8 million for the nine months ended September 30, 2009. The decrease in net cash provided by operating activities was primarily attributable to decreased profit and increases in accounts receivable and inventory. The increase in inventory primarily relates to stocking plans for booked and expected future orders at our pressure and flow control product line, as well as receipt of low-cost country sourced items in association with booked and expected future orders at our wellhead product line.
     Net Cash Used in Investing Activities. Our principal uses of cash recently have been for capital expenditures and acquisitions. For the nine months ended September 30, 2010 and 2009, we made capital expenditures of approximately $5.3 million and $4.2 million. We made equity investments in our unconsolidated affiliates of $2.0 million for the nine months ended September 30, 2009, with no such investments for the nine months ended September 30, 2010. Cash consideration paid for business acquisitions, net of cash acquired, was $7.5 million for the nine months ended September 30, 2009, with no such acquisitions in the nine months ended September 30, 2010 (see Note 2 to our condensed consolidated financial statements).
     Net Cash Provided by (Used in) Financing Activities. Sources of cash from financing activities primarily include borrowings under our senior credit facility and proceeds from the exercise of stock options. Principal uses of cash include payments on our senior credit facility. Financing activities provided net cash of $3.9 million for the nine months ended September 30, 2010 compared to using net cash of $16.3 million for the nine months ended September 30, 2009. We made net repayments under our swing line credit facility of $0.8 million during the nine months ended September 30, 2009, with no such repayments during the nine months ended September 30, 2010. We repaid a net $18.0 million on our revolving credit facility during the nine months ended September 30, 2009, with no such repayments for the nine months ended September 30, 2010. We had proceeds from the exercise of stock options of $3.4 million and $2.4 million and from the excess tax benefits from stock-based compensation of $0.5 million and $0.1 million during the nine months ended September 30, 2010 and 2009.
     Principal Debt Instruments. Our senior credit facility provides for a $180 million revolving line of credit, maturing October 26, 2012, that can be increased by up to $70 million (not to exceed a total commitment of $250 million) with the approval of the senior lenders. The senior credit facility consists of a U.S. revolving credit facility that includes a swing line subfacility and letter of credit subfacility up to $25 million and $50 million. The senior credit facility also provides for a separate Canadian revolving credit facility, which includes a swing line subfacility of up to U.S. $5.0 million and a letter of credit subfacility of up to U.S. $5.0 million. The revolving credit facility matures on the same date as the senior credit facility and is subject to the same covenants and restrictions. As of September 30, 2010, we had no outstanding borrowings under our senior credit facility or Canadian revolving credit facility. However, at September 30, 2010, we used the senior credit facility for letters of credit of approximately $0.6 million that mature at various dates through May 2011. As of September 30, 2010, availability under our senior credit facility was $100.1 million.
     Our availability in future periods is limited to the lesser of (a) three times our EBITDA on a trailing-twelve-months basis, which totals $100.7 million at September 30, 2010, less our outstanding borrowings, standby letters of credits and other debt (as each of these terms are defined under our senior credit facility) and (b) the amount of additional borrowings that would result in interest payments on all of our debt that exceed one third of our EBITDA on a trailing-twelve-months basis. Given our internal projections for the remainder of 2010, we expect availability to continue to increase.
     Our leverage ratio governs the applicable interest rate of the senior credit facility and ranges from the Base Rate (as defined in the senior credit facility) to the Base Rate plus 1.25% or LIBOR plus 1.00% to LIBOR plus 2.25%. We have the option to choose between Base Rate and LIBOR when borrowing under the revolver portion of our senior credit facility, whereas any borrowings under the swing line portion of our senior credit facility are at the Base Rate plus the specified margin. At September 30, 2010, we had no outstanding borrowings under the revolver and swing line portions of our senior credit facility. We are required to prepay the senior credit facility under certain circumstances with the net cash proceeds of certain asset sales, insurance proceeds and equity issuances subject to certain conditions. The senior credit facility also limits our ability to secure additional forms of debt, with the exception of secured debt (including capital leases) with a principal amount not exceeding 10% of our consolidated net worth at any time.
     The senior credit facility provides, among other covenants and restrictions, that we comply with the following financial covenants: a minimum interest coverage ratio of 3.0 to 1.0, a maximum leverage ratio of 3.0 to 1.0 and a limitation on capital expenditures of no more than 75% of current year EBITDA. As of September 30, 2010, we were in compliance with the covenants under the senior credit facility, with an interest coverage ratio of 127.2 to 1.0, a leverage ratio of 0.0 to 1.0, and year-to-date capital expenditures of $5.3 million, which represents 22% of current year EBITDA. Substantially all of our assets collateralize the senior credit facility.
     We believe that cash generated from operations and amounts available under our senior credit facility will be sufficient to fund existing operations, working capital needs, capital expenditure requirements, continued new product development and expansion of our geographic areas of operation, and financing obligations during 2010.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2010.
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
•	sustained or further declines in the prices for oil and natural gas;

•	declines in spending levels in the oil and natural gas industry;

•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;

•	our ability to deliver our backlog in a timely fashion;

•	the implied value of any consideration to be receive by our stockholders in connection with our pending Merger with R&M;

•	the possibility that we may not complete the Merger or the likelihood that any of the conditions to the Merger will be satisfied or waived;

•	the restrictions imposed on our business during the pendency of the Merger pursuant to the terms of the Merger Agreement, including restrictions on our ability to solicit competing acquisition proposals;

•	the potential adverse effects of the pending merger on our business, including our relationships with our employees and customers;

•	the combined company’s ability to successfully integrate the businesses of R&M and T-3 following the Merger;

•	our ability to successfully manage our growth and implement our business plan, including risks and uncertainties associated with acquisitions;

•	failing to develop and commercialize new products;

•	damage to our brand name;

•	shortages of products used in the manufacture of our products, including raw materials;

•	competition in the oilfield services industry;

•	our exposure to product liability claims, warranty claims or other claims or litigation;

•	the effects of governmental regulation and other legal requirements; and

•	shortages of qualified personnel.
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
     We are exposed to some market risk due to the floating interest rate under our senior credit facility and our Canadian revolving credit facility. As of September 30, 2010, our senior credit facility and our Canadian revolving credit facility did not have an outstanding principal balance, and therefore, we did not have any exposure to rising interest rates.
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
     We translate the results of operations for foreign subsidiaries with functional currencies other than the United States dollar using average exchange rates during the period. We translate assets and liabilities of these foreign subsidiaries using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of stockholders’ equity. We recorded a $0.2 million gain adjustment to our equity account for the nine months ended September 30, 2010 to reflect the net impact of the change in foreign currency exchange rate related to our international operations.
     For our non-U.S. subsidiaries where the functional currency is the United States dollar, we translate our inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of revenue and expense, at historical rates of exchange. We translate monetary assets and liabilities at current exchange rates. We translate all other revenues and expenses at average exchange rates. We recognize translation gains and losses for these subsidiaries in our results of operations during the period incurred. We reflect the gain or loss related to individual foreign currency transactions in results of operations when incurred. We recorded a gain of approximately $0.2 million during the nine months ended September 30, 2010.

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
Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
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
Risk Related to Our Pending Merger with Robbins & Myers
The exchange ratio is fixed and will not be adjusted in the event of any change in either Robbins & Myers’ or T-3’s stock price.
     Upon closing of the merger, each share of our common stock will be converted into the right to receive 0.894 Robbins & Myers common shares, plus $7.95 in cash, without interest. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Robbins & Myers common shares or T-3 common stock. Changes in the price of Robbins & Myers common shares prior to completion of the merger will affect the market value that our stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:
•	changes in Robbins & Myers’ and T-3’s respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the merger will be completed, including related considerations regarding regulatory approvals of the merger and approval by the shareholders of Robbins & Myers and the stockholders of T-3; and

•	general market and economic conditions and other factors generally affecting the price of Robbins & Myers’ common shares and our common stock.
     The price of Robbins & Myers common shares at the closing of the merger may vary from the price on the date the Merger Agreement was executed and on the date of our special meeting to approve the merger. As a result, the market value represented by the exchange ratio will also vary. For example, based on the range of closing prices of Robbins & Myers common shares during the period from October 5, 2010, the last trading day before public announcement of the merger, through October 27, 2010, the exchange ratio represented a market value ranging from a low of $30.56 to a high of $33.97 for each share of T-3 common stock.
Failure to complete the merger, or a significant delay in the completion of the merger, could negatively impact our stock price and future business and financial results.
     Completion of the merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including certain approvals of our stockholders and the shareholders of Robbins & Myers. If the merger is delayed or not completed, our ongoing business may be adversely affected. Additionally, if the merger is not completed, we may be required to pay to Robbins & Myers a termination fee of $12 million under other specified circumstances. We will also have to pay certain costs relating to the merger, such as legal, accounting, financial advisor, filing, printing and mailing fees. Any of the foregoing, or other risks arising in connection with the failure of the merger, including the diversion of management attention from pursuing other opportunities during the pendency of the merger, may have an adverse effect on our business, financial results and stock prices.

Obtaining required approvals necessary to satisfy closing conditions may delay or prevent completion of the merger.
     Completion of the merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and related rules (the “HSR Act”). Robbins & Myers and T-3 are pursuing all other required approvals in accordance with the Merger Agreement. These approvals may impose conditions on or require divestitures relating to the operations or assets of Robbins & Myers or T-3. Such conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.
If lawsuits are filed against Robbins & Myers and T-3 challenging the merger and an adverse ruling is received, the merger may not be completed.
     One of the conditions to the closing of the merger is that no judgment, injunction (whether preliminary, temporary or permanent) or other legal restraint or prohibition shall be in effect that prevents the completion of the merger. As such, if litigation is filed and an injunction prohibiting the defendants from completing the merger is obtained, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected time frame.
The Merger Agreement contains provisions that could discourage a potential competing acquiror of T-3.
     The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire our stock or assets. Further, even if our board of directors withdraws or qualifies its recommendation with respect to the merger, we will still be required to submit the matter to a vote of our stockholders at a special meeting in certain circumstances. In addition, Robbins & Myers generally has an opportunity to offer to modify the terms of its proposal in response to any competing acquisition proposals before our board of directors. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $12 million to Robbins & Myers.
     These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
The pendency of the merger could adversely affect our business and operations.
     In connection with the pending merger, we will face additional uncertainties and restrictions on the manner in which we operate our business, including, among other things, that:
•	some of our customers may delay or defer decisions, which could negatively impact our revenues, earnings and cash flows, regardless of whether the merger is completed;

•	current and prospective employees of T-3 may experience uncertainty about their future roles with Robbins & Myers following the merger, which may materially and adversely affect our ability to attract and retain management and other key personnel;

•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise beneficial business opportunities; and

•	management’s attention and other company resources may be focused on the merger instead of on pursuing other opportunities beneficial to us.

The failure to integrate successfully the businesses of Robbins & Myers and T-3 in the expected time frame would adversely affect the combined company’s results post-merger.
     The success of the merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including cost savings, from combining the businesses of Robbins & Myers and T-3. To realize these anticipated benefits, the businesses of Robbins & Myers and T-3 must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger, which could have a negative impact on you, as a shareholder of the combined company following the merger.
     Potential difficulties that may be encountered in the integration process include the following:
•	the inability to successfully integrate the businesses of Robbins & Myers and T-3 in a manner that permits the combined company to achieve the cost savings anticipated to result from the merger;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and services;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
Risks Related to Our Industry
Recent events in the U.S. Gulf of Mexico and the regulatory response may have a material adverse impact on our business.
     In May, June and July of 2010, in response to the oil spill in the U.S. Gulf of Mexico resulting from the explosion on the Deepwater Horizon drilling rig, the U.S. Department of the Interior, acting through the Bureau of Ocean Energy, Management, Regulation and Enforcement (the “BOEM”) issued a series of Notices to Lessees (the “NTLs”) seeking to implement a six-month moratorium, until at least November 30, 2010, on the drilling of new wells in deep waters of the U.S. Gulf of Mexico. In addition, the NTLs ordered the operators of 33 deepwater wells that were being drilled to halt drilling and take steps to secure the affected wells. The NTLs provide for certain exceptions to the moratorium, including, among others, operations necessary to sustain reservoir pressure from producing wells and workover operations. In addition, the BOEM has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters that were not subject to the moratorium. This moratorium was officially lifted on October 5, 2010, although the issuance of new permits is expected to continue to be slow. On September 30, 2010, the BOEM issued new drilling safety rules that, among other requirements, requires independent third party verification of the operational effectiveness of blind-shear rams under the maximum anticipated surface pressure as well as requirements for documentation of subsea BOP inspections and maintenance according to existing industry recommended practices for BOPs. The BOEM also indicated that more rules will be forthcoming in the near future. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Industry Event.”

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

Item 6. Exhibits

Exhibit Number		Identification of Exhibit

2.1	—	Agreement and Plan of Merger, dated as of October 6, 2010, among Robbins & Myers, Inc., T-3 Energy Services, Inc., Triple Merger I, Inc. and Triple Merger II, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2010).
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).
3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).
4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).
10.1+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
10.2+		Amended and Restated 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2010).
31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).
32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October 2010.

T-3 ENERGY SERVICES, INC.
By:	/s/ JASON P. CLARK
Jason P. Clark (Corporate Controller and
Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Identification of Exhibit

2.1	—	Agreement and Plan of Merger, dated as of October 6, 2010, among Robbins & Myers, Inc., T-3 Energy Services, Inc., Triple Merger I, Inc. and Triple Merger II, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 6, 2010).
3.1	—	Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).
3.2	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
3.3	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
3.4	—	Certificate of Amendment to the Certificate of Incorporation of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
3.5	—	Amended and Restated Bylaws of T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 11, 2007).
4.1	—	Specimen Certificate of Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s 2001 Annual Report on Form 10-K).
10.1+		Employment Agreement by and between James M. Mitchell and T-3 Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
10.2+		Amended and Restated 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2010).
31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Executive Officer).
32.2**		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (Chief Financial Officer).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement